Form 10-Q/A
period 2012-09-30
ATOSSA GENETICS INC
filed 2013-01-22
CIK 1488039

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q/A

(Amendment No. 1)

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-3560

ATOSSA GENETICS INC.

(Exact name of registrant as specified in its charter)

Delaware	26-4753208
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

4105 E. Madison Street, Suite 320
Seattle, Washington	98112
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (206) 325-6086

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☑

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding at January 17, 2013 was 12,919,367.

TABLE OF CONTENTS

ITEM 6. EXHIBITS
SIGNATURES
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

Explanatory Note

The sole purpose of this amendment to our Quarterly Report on Form 10-Q for the period ended September 30, 2012, filed with the Securities and Exchange Commission (the “SEC”) on December 21, 2012 (the “Form 10-Q”), is to furnish Exhibit 101 to that Form 10-Q which contains the XBRL (eXtensible Business Reporting Language) Interactive Data File for the financial statements and notes included in Part I, Item 1 of the Form 10-Q. As permitted by Rule 405(a)(2)(ii) of Regulation S-T, Exhibit 101 was required to be furnished by amendment within 30 days of the original filing date of the Form 10-Q.

No other changes have been made to the Form 10-Q and the Form 10-Q has not been updated to reflect events that may have occurred subsequent to the original filing date.

Pursuant to Rule 406T of Regulation S-T, the interactive data files contained in Exhibit 101 are not deemed filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liability under these sections.

ITEM 6.	EXHIBITS

Exhibit
Number	Description

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Previously filed or furnished, as applicable, as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2012 filed with the SEC on December 21, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Atossa Genetics Inc.
Date: January 18, 2013	/s/ Steven C. Quay
Steven C. Quay, M.D. Ph.D.
President and Chief Executive Officer (On behalf of the Registrant)

/s/ Kyle Guse
Kyle Guse
Chief Financial Officer, General Counsel and Secretary (As Principal Financial and Accounting Officer)