Form 10-Q
period 2013-03-31
ATOSSA GENETICS INC
filed 2013-05-15
CIK 1488039

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑    No    ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☑    No    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No    ☑

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding at May 10, 2013 was 14,677,241.

ATOSSA GENETICS INC.

FORM 10-Q

QUARTERLY REPORT

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

ATOSSA GENETICS INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2013	2012
	(Unaudited)	(Audited)
Assets
Current Assets
Cash and cash equivalents	$1,385,199	$1,725,197
Accounts receivable	259,339	141,665
Prepaid expense	2,521,098	122,633
Total Current Assets	4,165,636	1,989,495

Fixed Assets
Furniture and Equipment, net	150,421	159,967
Total Fixed Assets	150,421	159,967

Other Assets
Security deposit	36,446	36,446
Intangible assets, net	4,559,326	4,640,224
Total Other Assets	4,595,772	4,676,670

Total Assets	$8,911,829	$6,826,133

Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable	34,591	68,217
Accrued expenses	1,901,674	1,582,381
Total Current Liabilities	1,936,265	1,650,598

Stockholders' Equity
Preferred stock - $.001 par value; 10,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock - $.001 par value; 75,000,000 shares authorized, 14,508,019 and 11,256,867 shares issued and outstanding	14,508	12,919
Additional paid-in capital	18,634,404	14,894,522
Accumulated deficit	(11,673,348)	(9,731,906)
Total Stockholders' Equity	6,975,564	5,175,535

Total Liabilities and Stockholders' Equity	$8,911,829	$6,826,133

The accompanying notes are an integral part of these consolidated financial statements.

ATOSSA GENETICS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31,		From April 30, 2009 (Inception) Through
	2013	2012	March 31, 2013

Revenue
Diagnostic Testing Service	$169,230	$52,713	$644,632
Product Sales	13,440	2,000	21,380
Total Revenue	182,670	54,713	666,012

Cost of Revenue
Diagnostic Testing Service	(47,599)	(3,197)	(83,344)
Product Sales	(18,865)	-	(24,029)
Total Cost of Revenue	(66,464)	(3,197)	(107,373)

Loss on Reduction of Inventory to LCM	-	(23,807)	(121,910)

Gross Profit (Loss)	116,206	27,709	436,729

Selling expenses	(272,575)	(70,435)	(912,451)
Research and Development expenses	(220,192)	(417,990)	(3,777,578)
General and Administrative expenses	(1,564,872)	(601,452)	(7,387,209)
Total operating expenses	(2,057,639)	(1,089,877)	(12,077,238)

Operating Loss	(1,941,433)	(1,062,168)	(11,640,507)

Interest Income	-	863	6,588
Interest Expense	(7)	(1,613)	(39,178)

Net Loss before Income Taxes	(1,941,440)	(1,062,918)	(11,673,097)

Income Taxes	-	-	250

Net Loss	$(1,941,440)	$(1,062,918)	$(11,673,347)

Loss per common share - basic and diluted	$(0.14)	$(0.09)	$(1.36)
Weighted average shares outstanding, basic & diluted	13,421,119	11,256,867	8,594,390

The accompanying notes are an integral part of these consolidated financial statements.

ATOSSA GENETICS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,		For The Period From April 30, 2009 (Inception) to
	2013	2012	March 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,941,440)	$(1,062,917)	$(11,673,347)
Common shares issued for services	155,969	-	226,969
Compensation cost for stock options granted	274,512	44,882	566,776
Loss on reduction of inventory to LCM	-	23,807	121,910
Loan initiation fee accrued for notes payable	-	-	2,000
Depreciation and amortization	98,945	8,529	245,120
Adjustments to reconcile net loss to net cash
provided by operating activities:
Increase in accounts receivable	(117,675)	(44,110)	(259,340)
Increase in inventory	-	(23,807)	(121,910)
Increase (Decrease) in prepaid expenses	(90,789)	14,059	(213,422)
Increase in security deposits	-	(32,789)	(36,448)
(Decrease) Increase in accounts payable	(33,626)	31,951	34,591
Increase in accrued expenses	319,292	35,246	1,946,674
Net cash used in operating activities	(1,334,812)	(1,005,149)	(9,160,427)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of furniture & fixtures	-	-	(191,047)
Purchase of software	(8,500)	-	(88,966)
Net cash used in investing activities	(8,500)	-	(280,013)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from issuance of common stocks and warrants	1,003,314	-	10,827,639
(Repayments of) proceeds from bank line of credit	-	(750,000)	-
Repayments of loans from related parties	-	(6,178)	(2,000)
Cash released from (restricted for) commercial line of credit	-	750,000	-
Net cash provided by (used in) financing activities	1,003,314	(6,178)	10,825,639

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	(339,998)	(1,011,327)	1,385,199
CASH & CASH EQUIVALENTS, BEGINNING BALANCE	1,725,197	1,910,821	-
CASH & CASH EQUIVALENTS, ENDING BALANCE	$1,385,199	$899,494	$1,385,199

SUPPLEMENTAL DISCLOSURES:
Interest paid	$2,682	$1,613	$35,389
Income taxes paid	$-	$-	$250
NONCASH INVESTING AND FINANCING ACTIVITIES:
Common stock and warrants issued for asset purchase	$-	$-	$4,674,853
Options issued for previously accrued director compensation	$-	$-	$45,000
Commitment shares issued for shares distributed for capital contribution	$2,387,250	$-	$2,387,250
Amortization of commitment shares issued for shares distributed for capital contribution	$79,575	$-	$79,575

The accompanying notes are an integral part of these consolidated financial statements.

ATOSSA GENETICS, INC.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Development Stage Risk

From April 30, 2009 (inception) through March 31, 2013, the Company earned $666,012 in revenue from the sale of its products and laboratory services. The Company’s activities have been accounted for as those of a “Development Stage Enterprise” as set forth in Accounting Standards Codification (“ASC”) 915 “Development Stage Entities”, which was previously Statement of Financial Accounting Standards No. 7 (“SFAS 7”). Among the disclosures required by ASC 915 are that the Company’s financial statements be identified as those of a development stage company, and that the statements of operations, stockholders’ equity and cash flows disclose activity since the date of the Company’s inception.

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

Management’s Plan to Continue as a Going Concern

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plans to obtain such resources for the Company include (1) obtaining capital from the sale of its equity securities, (2) sales of the MASCT System and laboratory service revenue, and (3) short-term or long-term borrowings from banks, stockholders or other party(ies) when needed. However, management cannot provide any assurance that the Company will be successful in accomplishing any of its plans.

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

Product Revenue

The Company recognizes revenue for sales of the MASCT kits and devices on an accrual basis for sales to distributors when the above four criteria are met. For sales of MASCT kits and devices directly to physicians, the revenue is typically recognized upon receipt of cash as the Company has an insufficient sales history on which to determine the collectability. Shipping documents and the completion of any customer acceptance requirements, when applicable, will be used to verify product delivery. The Company will assess whether a price is fixed or determinable based upon the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. For sales directly to physicians, once a history of sales and collectability has been established, the Company will recognize revenue on an accrual basis with an offsetting reserve for doubtful accounts based on the history during the initial sales period.

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

Accounts Receivable:

Accounts receivable are recorded at net realizable value consisting of the carrying amount less allowance for doubtful accounts, as needed. We assess the collectability of accounts receivable based primarily upon the creditworthiness of the customer as determined by credit checks and analysis, as well as the customer’s payment history. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends, and changes in customer payment patterns to evaluate the adequacy of these reserves. As of March 31, 2013 and December 31, 2012, no allowance for doubtful accounts was assessed or recorded.

Inventories:

The Company’s inventories are stated at lower of cost or market. Cost is determined on a moving-average basis. Costs of inventories include purchase and related costs incurred in delivering the products to their present location and condition. Market value is determined by reference to selling prices after the balance sheet date or to management’s estimates based on prevailing market conditions. Inherent in the lower of cost or market calculation are several significant judgments based on a review of the aging of the inventory, inventory movement of products, economic conditions, and replacement costs. Because the sales price of the MASCT System was substantially lower than its cost for the three months ended March 31, 2013 and March 31, 2012, resulting in the net realizable value of the MASCT System being determined at zero as of the balance sheet dates through taking the average sales price subtracted by selling expenses per unit, a zero and $23,807 loss on reduction of inventory to the lower of cost or market was assessed and recorded as of and for the periods then ended, respectively. Additionally, management periodically evaluates the composition of its inventories at least quarterly to identify slow-moving and obsolete inventories to determine if any valuation allowance is required. As of March 31, 2013 and December 31, 2012, management had identified no slow moving or obsolete inventory.

The Company provides, either directly or through distributors, the ForeCYTE testing specimen collection kits to doctors with our MASCT System for doctors to collect specimens that are returned to the Company for diagnostic analysis. These collection kits are considered part of the MASCT System. During the initial marketing phase in 2012, the Company distributed the kits to customers at no cost and bundled them with the MASCT System, and has not intended to deem the kits as a primary product line due to their nominal cost and value per unit. As a result, the kits are immediately expensed and recorded as selling expense upon purchasing of the kits. Beginning in the first quarter of 2013, the Company discontinued the practice of providing the collection kits free of charge and is instead providing a temporary rebate to certain health care providers for the cost of the collection kits.

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

Intangible assets:

Intangible assets consist of intellectual property and software acquired in the Acueity asset purchase. At least annually, we evaluate purchased intangibles for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Estimating future cash flows related to an intangible asset involves significant estimates and assumptions. If our assumptions are not correct, there could be an impairment loss or, in the case of a change in the estimated useful life of the asset, a change in amortization expense. There was no impairment of intangible assets as of and for the three months ended March 31, 2013 and year ended December 31, 2012, respectively.

Amortization is computed using the straight-line method over the estimated useful lives of the assets as follows:

Useful Life (in years)
Patents	14
Software	3

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

NOTE 4: PREPAID EXPENSES

Prepaid expenses consisted of the following:

	March 31, 2013	December 31, 2012
Prepaid stock purchase agreement service fee	$2,307,925	$-
Prepaid insurances	98,706	62,551
Prepaid hardware/software maintenance and support service fee	78,385	20,000
Prepaid payroll taxes	36,082	40,082
	$2,521,098	$122,633

NOTE 5: PROPERTY, PLANT, AND EQUIPMENT

Property, plant and equipment consisted of the following:

	March 31, 2013	December 31, 2012
Machinery and equipment	$97,383	$97,383
Leasehold Improvements	93,664	93,664
Less: Accumulated depreciation	(40,626)	(31,080)
Property, plant, and equipment, net	$150,421	$159,967

Depreciation expense for the three months ended March 31, 2013 and 2012 was $4,869 and $4,323, respectively.

NOTE 6: INTANGIBLE ASSETS

Intangible assets consisted of the following:

	March 31,	December 31,
	2013	2012
Patents	$4,704,853	$4,704,853
Software	58,966	50,466
Less: Accumulated amortization	(204,493)	(115,095)
	$4,559,326	$4,640,224

Intangible assets amounted to $4,559,326 and $4,640,224 as of March 31, 2013 and December 31, 2012 respectively, mainly consisted of patents and software acquired. The acquired software in the amount of $58,966 is for the purpose of managing laboratory results pursuant to a software installation agreement that was entered into on June 8, 2011. Amortization expense related to software for the three months ended March 31, 2013 and 2012 was $4,678 and $4,205, respectively.

Patents amounted to $4,704,853 and $4,704,853 as of March 31, 2013 and December 31, 2012, respectively, and mainly consisted of patents acquired from Acueity on September 30, 2012 in an asset purchase transaction (see Note 13). Amortization expense related to patents was $89,398 and $0 for the three months ended March 31, 2013 and 2012, respectively.

Future estimated amortization expenses as of March 31, 2013 for the five succeeding years is as follows:

Amounts
2013	$196,499
2014	382,683
2015	371,574
2016	366,444
2017	363,028
Thereafter	2,879,098
$4,559,325

NOTE 7: ACCRUED EXPENSES

Accrued expenses consisted of the following:

	March 31,	December 31,
	2013	2012
Accrued expenses	$1,599,813	$1,374,384
Accrued bonus payable	292,818	189,131
Accrued payroll tax liabilities	9,043	18,866
	$1,901,674	$1,582,381

NOTE 8: STOCKHOLDERS’ EQUITY

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

On September 30, 2012, the Company issued 862,500 shares to the shareholders of Acueity as part of the consideration for the asset purchase (see Note 13). The shares were valued at $5.00 per share, the offering price of the then contemplated initial public offering, for which the registration statement on Form S-1 (File No. 333-179500) was subsequently declared effective by the Securities and Exchange Commission on November 7, 2012, and a prospectus was subsequently filed pursuant to Rule 424(b)(4) on November 9, 2012 (see Note 14), or $4,312,500 in total.

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

On March 27, 2013, the Company issued 83,333 shares to Aspire Capital Fund, LLC as part of a stock purchase agreement entered into on the same date. The shares were sold at a price of $12 per share, resulting in $1,000,000 in gross proceeds. Under the purchase agreement the Company issued 250,000 shares of our common stock to Aspire as a commitment fee.

During the period of January 1, 2013 to March 31, 2013, the Company issued 1,380 shares of common stock to various employees who elected to exercise their incentive stock options at a price of $1.25 per share, resulting in $1,725 in proceeds to the Company.

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

Stock price- The Company’s common stock was not publicly traded at the time the Acueity Warrants were issued. Therefore, the stock price was determined at the offering price of the then contemplated initial public offering, for which the registration statement on Form S-1 (File No. 333-179500) was subsequently declared effective by the Securities and Exchange Commission on November 7, 2012, and a prospectus was subsequently filed pursuant to Rule 424(b)(4) on November 9, 2012 (see Note 14).

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

On September 1, 2011, 219,000 incentive stock options were granted under the 2010 Plan to employees and officers and 200,000 non-qualified stock options were granted under the Plan to non-employee directors, respectively, for their employment with and services to be provided to the Company (see Note 12).

On April 30, 2012, 19,757 non-qualified stock options were granted under the 2010 Plan to members of the Board of Directors for their services provided to the Company.

On December 17, 2012, 228,000 incentive stock options were granted under the 2010 Plan to employees for their employment with and services to be provided to the Company (see Note 12).

On December 20, 2012, 200,000 inducement stock options were granted outside of the 2010 Plan to an employee for his employment with and services to be provided to the Company (see Note 12).

On January 4, 2013, 405,000 non qualified stock options were granted outside of the 2010 Plan, and 95,000 incentive stock options were granted under the 2010 Plan, to an employee for his employment with and services to be provided to the Company (see Note 12).

On January 5, 2013, 32,000 incentive stock options were granted under the 2010 Plan to employees for their employment with and services to be provided to the Company (see Note 12).

On March 11, 2013, 70,710 non qualified stock options were granted under the 2010 Plan to employee directors for their employment with and services provided to the Company in 2012 (see Note 12).

NOTE 9: INCOME TAXES

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

As a result of the Company’s cumulative losses, management has concluded that a full valuation allowance against the Company’s net deferred tax assets is appropriate. No income tax liabilities existed as of March 31, 2013 and December 31, 2012 due to the Company’s continuing operating losses.

NOTE 10: CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At March 31, 2013 and December 31, 2012, the Company had $1,135,199 and $1,475,197 in excess of the FDIC insured limit, respectively.

NOTE 11: COMMITMENTS AND CONTINGENCIES

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

On March 4, 2011, the Company entered into a commercial lease agreement with Sanders Properties, LLC for office space located in Seattle, WA. The lease provides for monthly rent of $1,100 and a security deposit of $1,500. The lease terms are from April 1, 2011 through March 31, 2014. For the three months ended March 31, 2013, the Company incurred $3,300 of rent expense for the lease.

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

On December 9, 2011, the Company entered into another commercial lease agreement with Fred Hutchinson Research Center for lab and office space located in Seattle, WA. The lease provides for monthly rent of $16,395 for the period from February 24, 2012 to August 31, 2012, $19,923 for the period from September 1, 2012 to August 31, 2013, and $20,548 for the period from September 1, 2013 to November 29, 2014. The security deposit of $32,789 was paid in March 2012 and recorded as Security Deposit on the consolidated balance sheet as of December 31, 2012. For the three months ended March 31, 2013, the Company incurred $65,102 of rent expense for the lease, which included leasing office management expenses.

The future minimum lease payments due subsequent to March 31, 2013 under all non-cancelable operating leases for the next five years are as follows:

Amount
2013	$265,266
2014	179,976
2015	-
2016	-
2017	-
Thereafter	-
Total minimum lease payments	$445,242

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

The Company is reasonably confident in its defenses to Mr. Kelly’s and Mr. Cononi’s claims. Consequently, no provision or liability has been recorded for these claims as of March 31, 2013.  However, it is at least reasonably possible that the Company’s estimate of liability may change in the near term. Any payments by reason of an adverse determination in this matter will be charged to earnings in the period of determination.

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

The Company is reasonably confident in its responses to the FDA. Consequently, no provision or liability has been recorded as of March 31, 2013 as a result of the Letter. However, it is at least reasonably possible that the Company’s estimate of related liability may change in the near term. Any payments by reason of an adverse determination in this matter will be charged to earnings in the period of determination.

NOTE 12: RELATED PARTY TRANSACTIONS

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

Commercial Lease Agreement

On December 24, 2009, the Company entered into a commercial lease agreement with Ensisheim for office space located in Seattle, Washington. The lease provided for annual rent of $13,200, plus applicable sales tax. From inception through December 31, 2009, the Company incurred $248 of rent expense for the lease with security deposit of $1,100. For the period of January 1, 2010 through June 30, 2010, the Company incurred $6,600 of rent expense for the lease. On July 15, 2010 the Company and Ensisheim terminated the lease, effective July 1, 2010 and the Company commenced use of the facility rent free until April 1, 2011 when the commercial lease agreement the Company entered into with Sanders Properties, LLC became effective (see Note 11). The $1,100 security deposit paid to Ensisheim was received as of December 31, 2012.

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

In accordance with the guidance provided in ASC Topic 718, Stock Compensation (formerly SFAS 123R), the compensation costs associated with these options are recognized, based on the grant-date fair values of these options, over the requisite service period, or vesting period. Accordingly, the Company recognized a compensation expense of $274,512 and $44,882 for the three months ended March 31, 2013 and 2012, respectively.

The Company estimated the fair value of these options using the Black-Scholes-Merton option pricing model based on the following weighted-average assumptions:

					Employees &		Non-employee		Non-employee
	CEO & CSO		Dr. Hunkapiller		Officers		Directors		Directors		Employees		Employees
Date of grant	22-Jul-10		4-Apr-11		1-Sep-11		1-Sep-11		30-Apr-12		17-Dec-12		20-Dec-12
Fair value of common stock on date of grant	$2.7560	(B)	$0.9060	(C)	$0.9060	(C)	$0.9060	(C)	$6.00	(D)	$4.24	(E)	$4.11	(E)
Exercise price of the options	$5.00		$1.25		$1.25		$1.25		$6.00		$4.24		$4.11
Expected life of the options (years)	3.33		5.31		5.65		5.65		5.00		5.74-6.10		6.11
Dividend yield	0.00%		0.00%		0.00%		0.00%		0.00%		0.00%		0.00%
Expected volatility	58.59%		54.12%		53.90%		53.90%		62.46%		42.44-44.58%		42.44%
Risk-free interest rate	1.03%		2.26%		1.08%		1.08%		0.89%		0.91-0.99%		0.99%
Expected forfeiture per year (%)	0.00%		0.00%			(A)	0.00%		0.00%		0.00-10.00%		0.00%
Weighted-average fair value of the options (per unit)	$0.6744		$0.3729		$0.3579		$0.3579		$3.0367		$1.7426-1.7887		$1.7842

	Employee		Employees &		Employee		CEO & CSO
			Officers
Date of grant	3-Jan-13		4-Jan-13		5-Jan-13		11-Mar-13
Fair value of common stock on date of grant	$4.31	(E)	$4.11	(E)	$3.95	(E)	$6.57	(E)
Exercise price of the options	$4.31		$4.11		$3.95		$6.57
Expected life of the options (years)	6.11		6.11		6.11		5.00
Dividend yield	0.00%		0.00%		0.00%		0.00%
Expected volatility	42.23%		43.79%		42.22%		47.09%
Risk-free interest rate	0.99%		0.99%		1.13%		0.90-1.13%
Expected forfeiture per year (%)	10.00%		10.00%		10.00		0%
Weighted-average fair value of the options (per unit)	$ 1.6970%		$ 1.6922		$ 1.3511		$ 2.7022

(A)	0.00% for the first year after the grant date, and 96.35% for every three months thereafter.

(B)	The fair value of the Company's common stock was derived implicitly from the public offering filed in March 2010 at $3.00 per share and from the terms of an underwritten offering contemplated in July 2010 at $6.00 per Unit that was filed in October 2010, with $2.756 per share being allocated to common stock using an iterative approach in order for the combined fair value of the common stock and warrants to equal the amount of consideration to be received for the offering.

(C)	The fair value of the Company's common stock was derived implicitly from the Private Placement during April through June 2011 at $1.25 per Unit, wherein one Unit was comprised of one share of common stock and one warrant to purchase one share of common stock at an exercise price of $1.60 per share.

(D)	The fair value of the Company's common stock was derived implicitly from the public offering filed in February 2012 at $6.00 per share.

(E)	The fair values of the Company's common stock were derived from the closing prices on the NASDAQ Capital Market as of the dates of grant.

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

Options issued and outstanding as of March 31, 2013 and their activities during the three months then ended are as follows:

	Number of Underlying Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Contractual Life Remaining in Years
Outstanding as of January 1, 2013	1,051,636	$3.78
Granted	602,710	4.41
Expired	-	-
Forfeited	(2,667)	1.25
Exercised	(1,380)	1.25
Outstanding as of March 31, 2013	1,650,299	4.01	7.94
Exercisable as of March 31, 2013	624,508	3.72	5.81
Vested and expected to vest (1)	1,641,050	4.01	7.92

(1) Includes vested shares and unvested shares after a forfeiture rate is applied.

As of March 31, 2013 and December 31, 2012, the aggregate intrinsic value of options outstanding was $2,237,318 and $1,150,416, respectively.

A summary of the status of the Company’s unvested shares as of March 31, 2013 and changes during the three month period then ended is presented below:

Unvested Shares	Shares	Weighted-Average Grant-Date Fair Value
Unvested as of January 1, 2013	520,541	$823,652
Granted	602,710	1,088,350
Vested	(94,335)	(218,144)
Forfeited	(2,667)	(955)
Unvested as of March 31, 2013	1,026,249	$1,692,904

NOTE 13: ASSET PURCHASE

On September 30, 2012, the Company entered into an asset purchase agreement with Acueity Healthcare, Inc (“Acueity”) to acquire substantially all of the assets of Acueity. Through the asset purchase, the Company acquired 35 issued patents (18 issued in the U.S. and 17 issued in foreign countries), 41 patent applications (32 in the U.S. and 9 in foreign countries), six 510(k) FDA marketing authorizations related to the manufacturing, use, and sale of the Viaduct Miniscope and accessories, the Manoa Breast Biopsy system, the Excisor Bioptome, the Acueity Medical Light Source, the Viaduct Microendoscope and accessories, and cash in the amount of $400,000; no liabilities were assumed in the transaction. In consideration for the assets, the Company issued 862,500 shares of common stock, valued at $5.00 per share, the offering price listed on the prospectus filed pursuant to Rule 424(b)(4) on November 9, 2012, and warrants to purchase up to 325,000 shares of common stock at an exercise price of $5.00 per share, to the shareholders of Acueity, subject to a six-month lock up agreement. The warrants, which have a five-year term, do not have a cashless exercise provision. The warrants were valued at $2.3457 per warrant, using a Black-Scholes-Merton Valuation Technique because it embodies all of the requisite assumptions (including trading volatility, estimated terms and risk-free rates) necessary to determine the fair value of the warrants (see Note 8). There are no future financial obligations from the Company to Acueity from the commercialization of the acquired assets.

NOTE 14: SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date of this report which is the date the consolidated financial statements were available to be issued. All subsequent events requiring recognition as of March 31, 2013 have been incorporated into these consolidated financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events”, except as follows:

From April 1, 2013 through the date of this report, the Company has sold a total of 225,000 shares of Common Stock to Aspire Capital Fund LLC under the stock purchase agreement dated March 27, 2013 with aggregate gross proceeds to the Company of $1,266,325.

On April 30, 2013, the company entered into a Distribution and Marketing Services Agreement with Millennium Medical Devices LLC, pursuant to which Millennium will market and distribute the Company’s MASCT system and ForeCYTE breast health test kits in New York City and Northern New Jersey. Millennium has placed an initial order for 10,000 patient collection kits.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations should be read in conjunction with the financial statements and the related notes included elsewhere in this report. This discussion contains forward-looking statements, which are based on assumptions about the future of the Company's business. The actual results could differ materially from those contained in the forward-looking statements. Please read “Forward-Looking Statements” included for additional information regarding forward-looking statements.

Forward-Looking Statements

Statements made in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q that are not statements of historical fact are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended.  We have based these forward-looking statements on our current expectations and projections about future events.  Our actual results could differ materially from those discussed in, or implied by, these forward-looking statements. Forward-looking statements are identified by words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “may” and other similar expressions.  In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. Forward-looking statements include, but are not necessarily limited to, those relating to:

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

•     our ability to establish and maintain an independent sales representative force, including with Clarity Women’s Health, a division of Diagnostic Test Group LLC, Millennium Medical Devices and their sub-distributors, to market our products and services that we may develop, both regionally and nationally;

•     our expectations regarding, and our ability to satisfy, federal, state and foreign regulatory requirements;

•     the accuracy of our estimates of the size and characteristics of the markets that our products and services may address;

•     our expectations as to future financial performance, expense levels and liquidity sources;

•     our ability to attract and retain key personnel; and

•     our ability to sell additional shares of our Common Stock to Aspire Capital Fund, LLC under the terms of our common stock purchase agreement with them dated March 27, 2013.

This report also contains estimates and other statistical data provided by independent parties and by us relating to market size and growth and other industry data. These and other forward-looking statements made in this report are presented as of the date on which the statements are made. We have included important factors in the section entitled “Risk Factors” in our filings with the SEC that we believe could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any new information, future events or circumstances that may affect our business after the date of this report. Except as required by law, we do not intend to update any forward-looking statements after the date on which the statement is made, whether as a result of new information, future events or circumstances or otherwise.

Company Overview

We are a healthcare company focused on the prevention of breast cancer through the commercialization of diagnostic tests that can detect precursors to breast cancer, and through the research, development, and ultimate commercialization of treatments for pre-cancerous lesions and ductal carcinoma in situ, or DCIS.

Our diagnostic tests consist of patented medical devices that can collect nipple aspirate fluid, or NAF, and tissue samples from the breast milk ducts, where, according to the National Cancer Institute, over 95% of breast cancers arise. These samples are processed at our CLIA-certified laboratory, the National Reference Laboratory for Breast Health, which examines the specimens by microscopy for the presence of normal, pre-malignant, or malignant changes as determined by cytopathology and biomarkers that distinguish “usual” ductal hyperplasia, a benign condition, from atypical ductal hyperplasia, which may lead to cancer. These cytopathological results provide patients and physicians with information about the care path that should be followed, depending on the individual risk of future cancer as determined by the results.

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

Current Operations

We launched our commercial operations in late 2011. In 2012 we initiated and completed the field experience trial of our first two tests, the ForeCYTE test and the ArgusCYTE test. In January 2013, we announced the national launch of the ForeCYTE test through our distributor Clarity Women’s Health, a division of Diagnostic Testing Services, LLC. As of March 31, 2013, we have enrolled and sold MASCT System kits or provided ArgusCYTE collection kits to 37 doctors and clinics as providers of the ForeCYTE and/or ArgusCYTE tests and have received, processed, and reported the results to physicians from 1,928 NAF samples processed and reported with our ForeCYTE test (representing 964 patients) and 41 ArgusCYTE samples. From inception (April 30, 2009) through March 31, 2013, we have generated $666,012 in revenue from the sale of our MASCT System and by providing laboratory services. We incurred net operating losses of $1,941,440 and $11,673,347 for the three months ended March 31, 2013 and since inception, respectively. As of March 31, 2013, we had an accumulated deficit of approximately $11.7 million. We have not yet established an ongoing source of revenue sufficient to cover our operating costs and allow us to continue as a going concern. Our ability to continue as a going concern is dependent on obtaining adequate capital to fund operating losses until we become profitable. We plan to obtain additional capital resources by selling our equity securities, selling the ForeCYTE test kits and generating laboratory service revenue from our tests, and borrowing from stockholders or others when needed. However, we cannot assure you that we will be successful in accomplishing any of these plans and, if we are unable to obtain adequate capital, we could be forced to cease operations.

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

On March 27, 2013 we entered into a stock purchase agreement with Aspire Capital Fund, LLC, which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire is committed to purchase up to an aggregate of $30 million of shares of our common stock over the three-year term of the agreement. Under the agreement, Aspire purchased $1,000,000 of our common stock on March 27, 2013 for $12 per share and since that date through May 14, 2013 Aspire has purchased an additional 225,000 shares of our common stock for a total aggregate purchase price of $1,266,325.

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

Commencing in December 2011, we began to market the ForeCYTE Test to physicians, primarily obstetric-gynecologists, as well as breast health and mammography clinics, for use in conjunction with other health screening examinations, including annual physical examinations and regularly scheduled cervical Pap smears and mammograms. We are establishing relationships with breast cancer centers to provide the ArgusCYTE Test to their patients. We plan to initially use regional specialty product distributors, with independent sales representatives specializing in Women’s Health, to commercialize the ForeCYTE and ArgusCYTE Tests. As of May 10, 2013 we have entered a distribution agreement with Clarity Women’s Health, a division of Diagnostic Test Group LLC (DTG) and a distribution and marketing services agreement with Millennium Medical Devices LLC; however, we cannot be certain that we will be able to build distributor relationships, including our relationship with DTG and Millennium, adequately to address the national market.

Commercial Lease Agreements

On September 29, 2010, the Company entered into a commercial lease agreement with CompleGen, Inc. for laboratory space located in Seattle, WA. The lease provided for monthly rent of $3,658 and a security deposit of $3,658. The lease terms were from September 29, 2010 through March 31, 2011, at which time the lease has converted to month to month. The monthly rent for the lease increased to $4,267 commencing January 2012. The lease was terminated in December 2012, and the rental deposit was applied to the rent of the final month.

On March 4, 2011, the Company entered into a commercial lease agreement with Sanders Properties, LLC for office space located in Seattle, WA. The lease provides for monthly rent of $1,100 and a security deposit of $1,500. The lease terms are from April 1, 2011 through March 31, 2014. For the three months ended March 31, 2013, the Company incurred $3,300 of rent expense for the lease.

On July 9, 2011, the Company entered into a commercial lease agreement with Sanders Properties, LLC for additional office space located in Seattle, WA. The lease provided for monthly rent of $600 and a security deposit of $1,200. The lease terms were from July 11, 2011 through July 31, 2012. This lease terminated on July 31, 2012 and was not renewed.

On September 27, 2011, the Company entered into another commercial lease agreement with Sanders Properties, LLC for additional office space located in Seattle, WA. The lease provided for monthly rent of $1,400 and a security deposit of $1,000. The lease terms were from October 1, 2011 to March 31, 2012. For the period of October 1, 2011 through March 31, 2012, the Company incurred $8,400 of rent expense for the lease. This lease terminated on March 31, 2012 and was not renewed.

On December 9, 2011, the Company entered into another commercial lease agreement with Fred Hutchinson Research Center for lab and office space located in Seattle, WA. The lease provides for monthly rent of $16,395 for the period from February 24, 2012 to August 31, 2012, $19,923 for the period from September 1, 2012 to August 31, 2013, and $20,548 for the period from September 1, 2013 to November 29, 2014. The security deposit of $32,789 was paid in March 2012 and recorded as Security Deposit on the consolidated balance sheet as of September 30, 2012. For the three months ended March 31, 2013, the Company incurred $65,102 of rent expense for the lease, which included leasing office management expenses.

We expect that these new laboratory facilities will be sufficient to meet our needs for the foreseeable future and we do not expect to need additional laboratory space for at least the next 24 months. We may need to secure additional office space as we grow our sales and marketing force and add to our administrative staff. Additional office space is readily available in our local market and we believe we can rent when necessary additional office space on acceptable terms.

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

The Company is reasonably confident in its defenses to Mr. Kelly’s and Mr. Cononi’s claims. Consequently, no provision or liability has been recorded for these claims as of March 31, 2013.  However, it is at least reasonably possible that the Company’s estimate of liability may change in the near term. Any payments by reason of an adverse determination in this matter will be charged to earnings in the period of determination.

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

Product Revenue

We recognize revenue for sales of the MASCT kits and devices on an accrual basis for sales to distributors when the above four criteria are met. For sales of MASCT kits and devices directly to physicians, the revenue is typically recognized upon receipt of cash as we have an insufficient sales history on which to determine the collectability. Shipping documents and the completion of any customer acceptance requirements, when applicable, will be used to verify product delivery. We will assess whether a price is fixed or determinable based upon the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. For sales directly to physicians, once a history of sales and collectability has been established, we will recognize revenue on an accrual basis with an offsetting reserve for doubtful accounts based on the history during the initial sales period.

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

Inventory

The Company’s inventories are stated at lower of cost or market. Cost is determined on a moving-average basis. Costs of inventories include purchase and related costs incurred in delivering the products to their present location and condition. Market value is determined by reference to selling prices after the balance sheet date or to management’s estimates based on prevailing market conditions. Inherent in the lower of cost or market calculation are several significant judgments based on a review of the aging of the inventory, inventory movement of products, economic conditions, and replacement costs. Because the sales price of the MASCT System was substantially lower than its cost for the three months ended March 31, 2013 and for the period since inception through March 31, 2013, resulting in the net realizable value of the MASCT System being determined at zero as of the balance sheet dates through taking the average sales price subtracted by selling expenses per unit, $0 and $29,884 of loss on reduction of inventory to the lower of cost or market was assessed and recorded as of and for the three months ended March 31, 2013 and for the period since inception through March 31, 2013, respectively. Additionally, management periodically evaluates the composition of its inventories at least quarterly to identify slow-moving and obsolete inventories to determine if valuation allowance is required. As of March 31, 2013, management had identified no slow moving or obsolete inventory.

The Company provides, either directly or through distributors, the ForeCYTE testing specimen collection kits to doctors with our MASCT System for doctors to collect specimens that are returned to the Company for diagnostic analysis. These collection kits are considered part of the MASCT System. During the initial marketing phase in 2012, the Company distributed the kits to customers at no cost and bundled them with the MASCT System, and has not intended to deem the kits as a primary product line due to their nominal cost and value per unit. As a result, the kits are immediately expensed and recorded as selling expense upon purchasing of the kits. Beginning in the first quarter of 2013, the Company discontinued the practice of providing the collection kits free of charge and is instead providing a temporary rebate to certain health care providers for the cost of the collection kits.

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

On April 4, 2011, 45,000 non-qualified stock options were granted under the 2010 Stock Option and Incentive Plan (the “Plan”) to Dr. Tim Hunkapiller for being a member of the Company’s Scientific Advisory Board and consulting services to be provided to the Company, at an exercise price of $1.25 per share. These options have a ten-year contractual term and shall vest as follows:

(i)	11,250 option shares shall vest ninety (90) days after the date of grant;

(ii)	11,250 option shares shall vest one hundred and eighty (180) days after the date of grant;

(iii)	11,250 option shares shall vest two hundred and seventy (270) days after the date of grant; and

(iv)	11,250 option shares shall vest three hundred and sixty (360) days after the date of grant.

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

On December 17, 2012, 228,000 incentive stock options were granted under the Plan to employees as part of their employment agreements, at an exercise price of $4.24 per share and on December 20, 2012, an option for 200,000 shares was granted outside of the Plan to an employee as part of his employment agreement, at an exercise price of $4.11 per share. On January 4, 2013, options to purchase 500,000 shares of common stock were granted pursuant to an employment agreement with our Chief Financial Officer and General Counsel. These options have a ten-year contractual term. One-fourth of the options vest and become exercisable one year from the date of hire and one-sixteenth (1/16) quarterly thereafter over the following three years. On March 11, 2013, fully-vested options to purchase a total of 70,710 shares exercisable at $6.57 per share were granted to our Chief Executive Officer and Chief Scientific Officer in lieu of cash bonuses for services in 2012.

Results of Operations

Discussion of Three Months Ended March 31, 2013

For the three months ended March 31, 2013, we had total revenue of $182,670, consisting of $169,230 diagnostic testing service revenue from our ForeCYTE and ArgusCYTE testing services performed and $13,440 in product sales revenue from ForeCYTE kits and MASCT Systems. Total cost of revenue was $66,464, primarily attributable to cost of diagnostic testing services performed, which consisted of $33,360 in estimated rebates to doctors for the cost of the ForeCYTE kits and $11,440 in indirect expenses consisting of salaries and supplies. Since the inventory of MASCT System was recorded at zero net realizable value as a result of the lower of cost or market analysis performed at December 31, 2012, no corresponding cost of goods sold was recorded for the sales of MASCT System for the three months ended March 31, 2013. Gross profit was $121,631 for the diagnostic testing service and loss of $5,425 for the product sales of MASCT System. Loss on reduction of inventory to lower of cost or market was $0 for the three months ended March 31, 2013, primarily due to write-off of parts purchased during the year for the assembly of MASCT System, which was determined at zero net realizable value as a result of lower of cost or market analysis performed at December 31, 2012. Our MASCT System is currently sold at a price substantially lower than its cost to encourage sales and because the MASCT System is currently manufactured by our suppliers only in small quantities. For these reasons, the manufacturing cost allocated to each inventory unit is high. For the three months ended March 31, 2013, total operating expenses were $2,057,639, consisting of G&A expenses of $1,564,872, research and development expenses of $220,192 and selling expenses of $272,575. During the initial marketing phase in 2012, the Company distributed the kits to customers at no cost and bundled them with the MASCT System and has not intended to deem the kits as a primary product line due to their nominal cost and value per unit.

The selling expenses for the three months ended March 31, 2013 consisted primarily of $120,860 in selling and marketing fees to our distributor, $97,711 in salaries and $24,949 in advertising.

The G&A expenses for the three months ended March 31, 21013 consisted primarily of $545,793 in salaries and bonus expense, $177,947 in legal expense, $248,834 in consulting expense, $76,634 in accounting expense, $20,485 in travel expense, $42,041 in payroll taxes, $69,297 in professional fees, $30,452 in health insurance expense and $62,922 in business insurance.

The research and development expenses for the three months ended March 31, 2013 consisted primarily of $126,063 in salaries and bonus expense, $65,102 in rent expense, $7,122 in laboratory supplies, $30,264 in MASCT System development and $5,711 in MASCT System service development.

Comparison of the Three Months Ended March 31, 2013 and 2012

Revenue and Cost of Goods Sold.  For the three months ended March 31, 2013, we had total revenue of $182,670, consisting of $169,230 diagnostic testing service revenue from our ForeCYTE and ArgusCYTE testing services performed, and $13,440 product sales revenue from ForeCYTE kits and MASCT system. This compares to total revenue of $54,713 for the three months ended March 31, 2012. Total cost of revenue was $66,464 and consisted of $33,360 in estimated rebates to doctors for the cost of the ForeCYTE collection kits, $11,440 in indirect costs allocated from G&A and R&D expenses consisting primarily of salaries and supplies used. Gross profit for the three months ended March 31, 2013 was $121,631 for the diagnostic testing service and $(5,425) for the product sales. This compares to diagnostic testing service gross profit of $49,516 and product sales gross profit of $2,000 for the three months ended March 31, 2012. Loss on reduction of inventory to lower of cost or market was $0 for the three months ended March 31, 2013, as no inventory was purchased during the period. Our MASCT System is currently sold at a price substantially lower than its cost to encourage sales and because the MASCT System is currently manufactured by our suppliers only in small quantities. For these reasons, the manufacturing cost allocated to each inventory unit is high.

As discussed below, we expect that our R&D, G&A and selling expenses will continue to increase in the foreseeable future, and that if we successfully launch the MASCT System and our related laboratory service offerings, we would also begin to incur sales and marketing expenses as we build a regional, and ultimately national, sales force. We may limit our fixed sales and marketing costs initially by using third party distributors and employing temporary workers or those who are compensated on a commission basis. However, we expect our expenditures, including our sales and marketing fees we pay to distributors, to increase significantly in future periods.

Operating Expenses.  Total operating expenses were $2,057,639 for the three months ended March 31, 2013, consisting of G&A expenses of $1,564,872, Research and Development expenses of $220,192 and selling expenses of $272,575. During the initial marketing phase in 2012, the Company has decided to distribute the kits to customers at no cost and bundle them with the MASCT System and has not intended to deem the kits as a primary product line due to their nominal cost and value per unit. This compares to total operating expenses of $1,089,877 for the three months ended March 31, 2012, consisting of G&A expenses of $601,452, research and development expenses of $417,990, and selling expenses of $70,435. Total operating expenses increased by $967,762 or 89% from $1,089,877 for the three months ended March 31, 2012 to $2,057,639 for the three months ended March 31, 2013.

General and Administrative Expenses.  G&A expenses for the three months ended March 31, 2013 were $1,564,872, an increase of $963,420, or 160%, from $601,452 for the three months ended March 31, 2012. G&A expenses for the three months ended March 31, 2013 primarily consisted of $545,793 in salaries and bonus expense, $177,947 in legal expense, $248,834 in consulting expense, $76,634 in accounting expense, $20,485 in travel expense, $42,041 in payroll taxes, $69,297 in professional fees, $30,452 in health insurance expense and $62,922 in business insurance.

G&A expenses for the three months ended March 31, 2012 were $601,452. G&A expenses for the three months ended March 31, 2012 primarily consisted of $105,329 in salaries and bonus expense, $226,914 in legal expense, $45,908 in consulting expense, $19,900 in accounting expense, $13,925 in travel expense, $30,776 in payroll taxes, $22,357 in professional fees, $15,339 in health insurance expense, $17,340 in business insurance.

The increase in G&A expenses over the three months ended March 31, 2012 was primarily attributable to an increase in administrative staff, an increase in consulting and professional fees related to regulatory matters and investor relations and an increased cost of insurance. We expect our G&A expenses will continue to grow as we hire additional administrative and manufacturing personnel to continue our launch of the MASCT System and our other products under development and as we incur additional costs associated with being a publicly traded company.

Research and Development Expenses. Research and Development expenses for the three months ended March 31, 2013 were $220,192, a decrease of $197,798, or 47%, from $417,990 for the three months ended March 31, 2012. R&D expenses for the three months ended March 31, 2013 primarily consisted of $126,063 in salaries and bonus expense, $65,102 in rent expense, $7,122 in laboratory supplies, $30,264 in MASCT System development and $5,711 in MASCT System service development.

Research and Development expenses for the three months ended March 31, 2012 were $417,990, consisting primarily of $158,256 in salaries & bonus expense, $43,706 in rent expense, $10,723 in laboratory supplies, $31,795 in MASCT system development, $150,997 in ductal lavage product development, $6,170 in ductal lavage service development and $7,446 in circulating tumor cell service development.

The decrease in R&D expenses over the three months ended March 31, 2012 is attributed to the completion of the development of the MASCT System for the national launch in 2013. We expect that our R&D expenses will increase as we add additional full time employees and incur additional costs to continue the development of our products and services under development.

Selling Expenses. Selling expenses for the three months ended March 31, 2013 were $272,575, an increase of $202,140, or 287%, from $70,435 for the three months ended March 31, 2012. Selling expense for the three months ended March 31, 2013 consisted primarily of $120,860 in selling and marketing fees to our distributor, $97,711 in salaries and $24,949 in advertising. Selling expenses increased as a result of increased sales and marketing expenses paid to our distributor, and increased salaries and other selling and marketing expenses related to the national launch of ForeCYTE.

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

On March 27, 2013 we entered into a stock purchase agreement with Aspire Capital Fund, LLC, which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire is committed to purchase up to an aggregate of $30 million of shares of our common stock over the three-year term of the agreement. Under the agreement, Aspire purchased $1,000,000 of our common stock on March 27, 2013 for $12 per share and since that date through May 14, 2013 Aspire has purchased an additional 225,000 shares of our common stock for a total aggregate purchase price of $1,266,325.

Our ability to continue as a going concern is dependent on our obtaining additional adequate capital to fund additional operating losses until we become profitable. If we are unable to obtain adequate capital, we could be forced to cease operations.

Cash Flows

For the three months ended March 31, 2013, we incurred a net loss of $1,941,440. Net cash used in operating activities was $1,334,812, net cash used in investing activities was $8,500 and net cash provided by financing activities was $1,003,314. For the three months ended March 31, 2012, we incurred a net loss of $1,062,917, net cash used in operating activities was $1,005,149, net cash used in investing actives was $0 and net cash provided by financing activities was $6,178.

Funding Requirements

We expect to incur substantial expenses and generate ongoing operating losses for the foreseeable future as we prepare for the scale-up manufacturing and ongoing launch of the MASCT System, complete the development of and launch the FullCYTE and NextCYTE Tests, and build and operate our planned diagnostics laboratory in the Fred Hutchinson Cancer Research Center. We expect our existing capital resources as of the date of this report to be sufficient to fund our planned operations for at least the next four months. To fund our operations for at least the next 12 months under our current business plan, we estimate that we would need between $4 million and $10 million of additional capital. If we are unable to raise this amount of capital, however, we could be forced to curtail or cease operations. Our future capital uses and requirements depend on numerous forward-looking factors. These factors include the following:

•	the time and funds needed to complete the manufacturing of the MASCT and Microcatheter Systems;

•	the expense associated with building a network of independent sales representatives to market the MASCT System, ForeCYTE Test and ArgusCYTE Test; and

•	the degree and speed of patient and physician acceptance of our products and the degree to which third-party payors approve the ForeCYTE and ArgusCYTE Tests for reimbursement.

Since inception (April 30, 2009) through March 31, 2013, we have generated $666,012 in revenue. We do not expect to generate significant revenue until we are able to manufacture and launch the MASCT System more broadly. We expect our continuing operating losses to result in increases in cash used in operations over at least the next year. Although we expect our existing resources as of March 31, 2013, to be sufficient to fund our planned operations for at least the next four months of 2013, we may require additional funds earlier than we currently expect to successfully commercialize the MASCT System. Because of the numerous risks and uncertainties associated with the development and commercialization of the MASCT System and our services, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated research and development activities and commercialization efforts.

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

ITEM 3. QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March, 31, 2013, our principal executive officer and principal financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

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

The Company is reasonably confident in its defenses to Mr. Kelly’s and Mr. Cononi’s claims. Consequently, no provision or liability has been recorded for these claims as of March 31, 2013.  However, it is at least reasonably possible that the Company’s estimate of liability may change in the near term. Any payments by reason of an adverse determination in this matter will be charged to earnings in the period of determination.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors described in the Company’s Annual Report on Form 10-K, as filed with the SEC on March 28, 2013, except for the following items which have been updated.

Anticipated liquidity issues in the next four to twelve months.

For the quarter ended March 31, 2013, we generated $182,670 in revenue from the sale of our products and services and we incurred a net loss of $1,941,440. Through March 31, 2013 we had an accumulated deficit of approximately $11.7 million. As of the date of this report, we expect that our existing resources will be sufficient to fund our planned operations for at least the next four months. However, to fund our operations for at least the next 12 months under our current business plan, we estimate that we will need between $4 million and $10 million of additional capital. We have not yet established an ongoing source of revenue sufficient to cover our operating costs and allow us to continue as a going concern. Our ability to continue as a going concern is dependent on obtaining adequate capital to fund operating losses until we become profitable. We may not achieve profitability from the sale of our products and services in the next four to twelve months and other sources of capital may not be available when we need them or on acceptable terms. For example, we may not be able to raise capital by selling Common Stock to Aspire because the Aspire registration statement may not remain effective. If we are unable to raise in a timely fashion the amount of capital we anticipate needing, from Aspire or otherwise, we would be forced to curtail or cease operations.

We have a history of operating losses, we currently sell the MASCT System for significantly less than it costs to manufacture, and we expect to continue to incur losses in the future.

We have a limited operating history and have incurred total net losses of approximately $11.7 million from our incorporation in April 2009 through March 31, 2013. We have recognized $666,012 in revenue as of March 31, 2013 and we do not expect that we will be in a position to generate significant revenue until we are able to launch our tests more broadly. Additionally, we will continue to incur further losses in connection with inventory costs for our medical test products, marketing and sales expenses in launching our products and services, research and development costs for additional tests, and the maintenance of our CLIA-certified laboratory. For example, the sales price of our MASCT System is currently substantially lower than its cost because the MASCT System is currently manufactured only in small quantities and because our current marketing strategy is to attempt to quickly penetrate the market of the products and services offered by the Company by offering the MASCT System at a price substantially lower than its cost and to offer rebates of the purchase price to attract market awareness. This practice of selling our MASCT System substantially below its cost and offering rebates negatively impacts our profitability. Although we expect that the cost to manufacture our MASCT System will be substantially lower when we increase the volume of production for post-trial commercial launch and once we have been more successful in penetrating the market, if our expectation is not realized we may not be able to generate significant revenue nor achieve profitability. Accordingly, we may never achieve profitability.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period covered by this report, the company issued the following securities which were not registered under the Securities Act of 1933:

On January 4, 2013, the Company issued options to purchase 500,000 shares of Common Stock, exercisable at $4.11 per share, which was the fair market value on the date of grant, to Kyle Guse as an inducement grant for the employment of Mr. Guse as the Company’s Chief Financial Officer, General Counsel and Secretary. This transaction was exempt from registration under Section 4(a)(2) of the Securities Act, as a transaction by an issuer not involving any public offering.

On January 13, 2013, the Company issued a warrant to purchase 60,000 shares of Common Stock to a consultant as compensation for services to the Company. The warrant has an exercise price of $4.24 per share, which was the fair market value of the Company’s Common Stock on the date of grant. The warrant has a net-exercise feature and it vests monthly over one year so long as the consultant continues to provide services to the Company. This transaction was exempt from registration under Section 4(a)(2) of the Securities Act, as a transaction by an issuer not involving any public offering.

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

On February 25, 2013 the Company issued 1,081,782 shares of Common Stock and on February 28, 2013 the Company issued 139,971 shares of Common Stock, each upon exercise of outstanding warrants. These warrants were exercised on a “net” basis without additional consideration received by the Company. These warrants were originally issued in 2011 in connection with the Company’s private placement to accredited investors pursuant to Rule 506 of Regulation D under the Act. The shares issued upon exercise of the warrants remain subject to the six-month lock-up agreements between the holders of the shares and Dawson James Securities, Inc. that were entered into in connection with the Company’s initial public offering. This transaction was exempt from registration under Section 4(a)(2) of the Securities Act, as a transaction by an issuer not involving any public offering.

On March 27, 2013 the Company entered into a stock purchase agreement with Aspire Capital Fund, LLC, which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire is committed to purchase up to an aggregate of $30 million of shares of the Company’s common stock over the three-year term of the agreement. Under the agreement, on March 27, 2013 (i) Aspire purchased 83,333 shares of our common stock at $12.00 per share, with gross proceeds to the Company of $1,000,000, (ii) Aspire was issued 250,000 shares of common stock as a commitment fee, and (iii) the placement agent was issued a four-year warrant to purchase 2,500 shares of our common stock at $12.43 per share. These transactions were exempt from registration under Section 4(a)(2) of the Securities Act, as transactions by an issuer not involving any public offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

(a)	Exhibits

31.1	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of Steven C. Quay
31.2	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of Kyle Guse
32.1	Certification pursuant to 18 U.S.C. Section 1350 of Steven C. Quay
32.2	Certification pursuant to 18 U.S.C. Section 1350 of Kyle Guse
101*	Interactive Data Files pursuant to Rule 405 of Regulation S-T

* Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act, are deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 14, 2013

/s/ Steven C. Quay

President and Chief Executive Officer (On behalf of the Registrant)

/s/ Kyle Guse
Kyle Guse
Chief Financial Officer, General Counsel and Secretary (As Principal Financial and Accounting Officer)

