Form 10-Q
period 2013-06-30
ATOSSA GENETICS INC
filed 2013-08-14
CIK 1488039

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number: 001-35610

ATOSSA GENETICS INC.

(Exact name of registrant as specified in its charter)

Delaware	26-4753208
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1616 Eastlake Ave. East, Suite 510	98102
Seattle, WA	(Zip Code)
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

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding at August 9, 2013 was 15,580,074.

ATOSSA GENETICS INC.

FORM 10-Q

QUARTERLY REPORT

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

ATOSSA GENETICS INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2013	2012
Assets	(Unaudited)	(Audited)

Current Assets
Cash and cash equivalents	$2,439,512	$1,725,197
Accounts receivable	520,424	141,665
Prepaid expense	2,347,701	122,633
Retainers (deposits)	47,500	-
Total Current Assets	5,355,137	1,989,495

Fixed Assets
Furniture and Equipment, net	205,800	159,967
Total Fixed Assets	205,800	159,967

Other Assets
Security deposit	36,446	36,447
Intangible assets, net	4,457,619	4,640,224
Total Other Assets	4,494,065	4,676,671

Total Assets	$10,055,002	$6,826,133

Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable	$184,002	$68,217
Accrued expenses	1,289,104	1,374,385
Deferred rent	72,537	-
Payroll Liabilities	196,873	207,996
Other current liabilities	31,654	-
Total Current Liabilities	1,774,170	1,650,598

Stockholders' Equity
Preferred stock - $.001 par value; 10,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock - $.001 par value; 75,000,000 shares authorized, 15,338,074 and 12,919,367 shares issued and outstanding	15,338	12,919
Additional paid-in capital	22,522,539	14,894,522
Accumulated deficit	(14,257,045)	(9,731,906)
Total Stockholders' Equity	8,280,832	5,175,535

Total Liabilities and Stockholders' Equity	$10,055,002	$6,826,133

The accompanying notes are an integral part of these consolidated financial statements.

ATOSSA GENETICS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,		For The Six Months Ended June 30,		From April 30, 2009 (Inception) Through June 30,
	2013	2012	2013	2012	2013

Revenue
Diagnostic Testing Service	$120,488	$219,972	$289,718	$272,685	$765,120
Product Sales	205,590	3,125	219,030	5,125	226,970
Total Revenue	326,078	223,097	508,748	277,810	992,090

Cost of Revenue
Diagnostic Testing Service	2,356	17,788	49,955	20,985	85,700
Product Sales	219,804	-	238,669	-	243,833
Total Cost of Revenue	222,160	17,788	288,624	20,985	329,533

Loss on Reduction of Inventory to LCM	-	-	-	23,807	121,910

Gross Profit	103,918	205,309	220,124	233,018	540,647

Selling expenses	319,390	123,832	591,965	194,267	1,231,841
Research and Development expenses	189,955	543,081	410,147	961,071	3,967,533
General and Administrative expenses	2,177,920	704,208	3,742,792	1,305,660	9,565,126
Total operating expenses	2,687,265	1,371,121	4,744,904	2,460,998	14,764,500

Operating Loss	(2,583,347)	(1,165,812)	(4,524,780)	(2,227,980)	(14,223,853)

Interest Income	-	310	-	1,173	6,588
Interest Expense	352	2,446	359	4,060	39,530

Net Loss before Income Taxes	(2,583,699)	(1,167,948)	(4,525,139)	(2,230,867)	(14,256,795)

Income Taxes	-	-	-	-	250

Net Loss	$(2,583,699)	$(1,167,948)	$(4,525,139)	$(2,230,867)	$(14,257,045)

Loss per common share - basic and diluted	$(0.17)	$(0.10)	$(0.32)	$(0.20)	$(1.63)
Weighted average shares outstanding, basic & diluted	14,808,728	11,256,867	14,120,962	11,256,867	8,722,843

  The accompanying notes are an integral part of these consolidated financial statements.

ATOSSA GENETICS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,		For The Period From April 30, 2009 (Inception) to
	2013	2012	June 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,525,139)	$(2,230,867)	$(14,257,045)
Common shares issued for services	181,798	-	252,798
Compensation cost for stock options granted	1,011,820	70,662	1,304,084
Loss on reduction of inventory to LCM	20,323	23,807	142,233
Loan initiation fee accrued for notes payable	-	-	2,000
Depreciation and amortization	226,643	17,057	372,818
Adjustments to reconcile net loss to net cash provided by operating activities:
Increase in accounts receivable	(378,759)	(177,055)	(520,424)
Increase in inventory	(20,323)	(23,807)	(142,233)
Increase in prepaid expenses	(36,526)	(149,956)	(159,159)
Increase in security deposits	(47,500)	(32,789)	(83,948)
Increase in accounts payable	115,785	6,702	184,002
Decrease in accrued payroll	(11,123)	-	(11,123)
Increase in deferred rent	72,537	-	72,537
Decrease (Increase) in accrued Expenses	(85,280)	679,600	1,542,101
Increase in Other Current Liabilities	31,654	-	31,654
Net cash used in operating activities	(3,444,090)	(1,816,646)	(11,269,705)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of furniture & fixtures	(81,370)	-	(272,417)
Purchase of Software	(8,500)	-	(88,966)
Net cash used in investing activities	(89,870)	-	(361,383)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from issuance of common stocks and warrants	4,248,275	-	14,072,601
(Repayments of) proceeds from bank line of credit	-	(750,000)	-
Repayments of loans from related parties	-	(6,178)	(2,000)
Cash released from (restricted for) commercial line of credit	-	750,000	-
Net cash provided by financing activities	4,248,275	(6,178)	14,070,601

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	714,315	(1,822,824)	2,439,513
CASH & CASH EQUIVALENTS, BEGINNING BALANCE	1,725,197	1,910,821	-
CASH & CASH EQUIVALENTS, ENDING BALANCE	$2,439,512	$87,997	$2,439,513

SUPPLEMENTAL DISCLOSURES:
Interest paid	$359	$6,036	$33,066
Income taxes paid	$-	$-	$250
NONCASH INVESTING AND FINANCING ACTIVITIES:
Common stock and warrants issued for asset purchase	$-	$-	$4,674,853
Options issued for previously accrued director compensation	$-	$-	$45,000
Commitment Shares distributed for Capital contribution	$2,387,250	$-	$2,387,250
Amortization of commitment shares issued for distributed shares	$198,958	$-	$198,958

The accompanying notes are an integral part of these consolidated financial statements.

ATOSSA GENETICS, INC.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1: NATURE OF OPERATIONS

The Company’s operations began in December 2008 with the negotiations for the acquisition of the Mammary Aspirate Specimen Cytology Test System, or the MASCT System, patent rights and assignments and the FDA clearances for marketing, which acquisition was completed in January 2009. Atossa Genetics Inc. (the “Company”) was incorporated on April 30, 2009 in the State of Delaware. The Company was formed to develop and market the MASCT System, a cellular and molecular diagnostic risk assessment product for the detection of pre-cancerous changes that could lead to breast cancer. The Company’s fiscal year ends on December 31st.

In December 2011 the Company established the National Reference Laboratory for Breast Health, or NRLBH, as a wholly-owned subsidiary. NRLBH is the Company’s CLIA-certified laboratory where the ForeCYTE and ArgusCYTE test specimens are examined for the presence of normal, pre-malignant, or malignant changes as determined by cytopathology and biomarkers. These test results provide patients and physicians with information about the care path that should be followed, depending on the individual risk of future cancer as determined by the results.

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

Development Stage Risk

From April 30, 2009 (inception) through June 30, 2013, the Company earned $992,090 in revenue from the sale of its products and laboratory services. The Company’s activities have been accounted for as those of a “Development Stage Enterprise” as set forth in Accounting Standards Codification (“ASC”) 915 “Development Stage Entities”, which was previously Statement of Financial Accounting Standards No. 7 (“SFAS 7”). Among the disclosures required by ASC 915 are that the Company’s financial statements be identified as those of a development stage company, and that the statements of operations, stockholders’ equity and cash flows disclose activity since the date of the Company’s inception.

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

Accounts Receivable:

Accounts receivable are recorded at net realizable value consisting of the carrying amount less allowance for doubtful accounts, as needed. We assess the collectability of accounts receivable based primarily upon the creditworthiness of the customer as determined by credit checks and analysis, as well as the customer’s payment history. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends, and changes in customer payment patterns to evaluate the adequacy of these reserves. As of June 30, 2013 and December 31, 2012, no allowance for doubtful accounts was assessed or recorded.

Inventories:

The Company’s inventories are stated at lower of cost or market. Cost is determined on a moving-average basis. Costs of inventories include purchase and related costs incurred in delivering the products to their present location and condition. Market value is determined by reference to selling prices after the balance sheet date or to management’s estimates based on prevailing market conditions. Inherent in the lower of cost or market calculation are several significant judgments based on a review of the aging of the inventory, inventory movement of products, economic conditions, and replacement costs. Because the sales price of the MASCT System was substantially lower than its cost for the period ended June 30, 2013 and December 31, 2012, resulting in the net realizable value of the MASCT System being determined at zero as of June 30, 2013 and December 31, 2012, through taking the average sales price subtracted by selling expenses per unit. The Company assessed and recorded $0 and $29,884 loss on reduction of inventory to the lower of cost or market for the six months ended June 30, 2013 and for the year ended December 31, 2012, respectively. Additionally, management periodically evaluates the composition of its inventories at least quarterly to identify slow-moving and obsolete inventories to determine if any valuation allowance is required. As of June 30, 2013 and December 31, 2012, management had identified no slow moving or obsolete inventory.

The Company provides, either directly or through distributors, the ForeCYTE testing specimen collection kits to doctors with our MASCT System for doctors to collect specimens that are returned to the NRLBH for diagnostic analysis. These collection kits are considered part of the MASCT System. During the initial marketing phase in 2012, the Company distributed the kits to customers at no cost and bundled them with the MASCT System, and has not intended to deem the kits as a primary product line due to their nominal cost and value per unit. As a result, the kits are immediately expensed and recorded as selling expense upon purchasing of the kits. In 2013, the Company continues the practice of providing the MASCT System directly to certain physicians free of charge, or by offering a rebate to physicians; however, the MASCT System is not provided free of charge to distributors.

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

Intangible assets:

Intangible assets consist of intellectual property and software acquired in the Acueity asset purchase. At least annually, we evaluate purchased intangibles for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Estimating future cash flows related to an intangible asset involves significant estimates and assumptions. If our assumptions are not correct, there could be an impairment loss or, in the case of a change in the estimated useful life of the asset, a change in amortization expense. There was no impairment of intangible assets as of and for the six months ended June 30, 2013 and year ended December 31, 2012, respectively.

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

NOTE 4: PREPAID EXPENSES

Prepaid expenses consisted of the following:

	June 30, 2013	December 31, 2012
Prepaid Stock Purchase Agreement Service Fee	$2,188,542	$-
Prepaid Insurance	52,864	62,551
Prepaid Hardware/Software Maintenance and Support Service Fee	37,867	20,000
Prepaid Payroll Taxes	35,950	40,082
Prepaid Rent	25,629
Prepaid Tradeshow	6,849	-
	$2,347,701	$122,633

NOTE 5: PROPERTY, PLANT, AND EQUIPMENT

Property, plant and equipment consisted of the following:

	June 30, 2013	December 31, 2012
Machinery and equipment	$178,752	$97,383
Leasehold Improvements	93,665	93,665
Less: Accumulated depreciation	(66,617)	(31,081)
Property, plant, and equipment, net	$205,800	$159,967

Depreciation expense for the six months ended June 30, 2013 and 2012 was $35,537 and $8,647, respectively.

NOTE 6: INTANGIBLE ASSETS

Intangible assets consisted of the following:

	June 30,	December 31,
	2013	2012
Patents	$4,704,853	$4,704,853
Software	58,966	50,466
Less: Accumulated amortization	(306,200)	(115,095)
	$4,457,619	$4,640,224

Intangible assets amounted to $4,457,619 and $4,640,224 as of June 30, 2013 and December 31, 2012 respectively, mainly consisted of patents and software acquired. The acquired software in the amount of $50,466 and $58,966 as of June 30, 2013 and December 31, 2012, respectively, is for the purpose of managing laboratory results pursuant to a software installation agreement that was entered into on June 8, 2011. The amortization period for the purchased software is 3 years. Amortization expense related to software for the six months ended June 30, 2013 and 2012 was $9,591 and $8,410, respectively.

Patents amounted to $4,704,853 and $4,704,853 as of June 30, 2013 and December 31, 2012, respectively, and mainly consisted of patents acquired from Acueity on September 30, 2012 in an asset purchase transaction (see Note 13). Patent assets will be amortized based on their determined useful life, and tested annually for impairment. The amortization period was from 9 to 14 years. Amortization expense related to patents was $181,514 and $0 for the six months ended June 30, 2013 and 2012, respectively.

Future estimated amortization expenses as of June 30, 2013 for the five succeeding years is as follows:

As of June 30,	Amounts
2013	$382,683
2014	366,022
2015	364,681
2016	363,028
2017	363,028
Thereafter	2,618,177
$4,457,619

NOTE 7: ACCRUED EXPENSES

Accrued expenses consisted of the following:

	June 30, 2013	December 31, 2012
Accrued expenses	$1,289,104	$1,374,385
Accrued bonus payable	169,375	189,131
Accrued payroll tax liabilities	27,498	18,866
Deferred Rent	72,537	-
	$1,558,514	$1,582,382

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

On January 21, 2010, the Company issued 132,549 shares (or 300,000 shares prior to the reverse stock-split on September 28, 2010) to a service provider for effecting transactions intended to cause the Company to become a public company and to have its securities traded in the United States. The shares were issued at a value of $15,000, or $0.11 per share (or $0.05 per share prior to the reverse stock-split on September 28, 2010), the same price as the issuance of the 866,007 shares (or 1,960,000 shares prior to the reverse stock-split on September 28, 2010) for cash on the same date.

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

From March 27, 2013 to June 30, 2013, the Company issued 933,333 shares to Aspire Capital Fund, LLC as part of a stock purchase agreement, including 250,000 shares of Common Stock as a commitment fee, resulting in $3,969,740 in gross proceeds to the company. The Company incurred placement agent fees of $119,071 and issued placement agent warrants to purchase 18,000 shares of Common Stock at $5.80 per share, in connection with these stock sales to Aspire.

From January 1, 2013 to June 30, 2013, the Company issued 5,546 shares of common stock to various employees who elected to exercise their incentive stock options at a price of $1.25 per share, resulting in $6,000 in proceeds to the Company

During 2013, the Company issued 1,279,642 shares of Common Stock each upon exercise of outstanding warrants on a cashless basis and 60,000 shares upon exercise of warrants for cash. The non-cash warrants were exercised on a “net” basis without additional consideration received by the Company. These warrants were originally issued in 2011 in connection with the Company’s private placement to accredited investors pursuant to Rule 506 of Regulation D under the Act.

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

Placement Agent Fees

In connection with the Private Placement, the Company paid Dawson James Securities, Inc. (the “Placement Agent”), a cash fee equal to 10% of the gross proceeds from sale of the common stocks and warrants, plus a 3% non-accountable expense allowance, which resulted in a payment to the Placement Agent of an aggregate of $857,230 (the “Placement Agent Fee”). In addition, the Company entered into Warrant Agreements with the Placement Agent pursuant to which the Placement Agent received 788,520 warrants, each of which entitles the Placement Agent to purchase one share of the Company’s common stock at $1.60 per share, plus an additional 788,520 warrants (collectively with the warrants exercisable at $1.60 per share, the “Placement Agent Warrants”), each of which entitles the placement agent to purchase the Company’s common stock at $1.25 per share. The cash payment of the $857,230 Placement Agent Fee and the $495,876 aggregated initial fair value of the Placement Agent Warrants (see Fair Value Considerations below) were directly attributable to an actual offering and were charged through additional paid-in capital in accordance with the SEC Staff Accounting Bulletin (SAB) Topic 5A.

Warrants

The Warrants, including the Investor Warrants and the Placement Agent Warrants, are exercisable at any time commencing after June 23, 2011 which is the date that the Company completed a “significant private financing” under the terms of the Warrants (the “Initial Exercise Date”). The Warrants shall expire and no longer be exercisable on the fifth anniversary of the Initial Exercise Date (the “Expiration Date”). The Warrants may be exercised for cash or, at the option of the holder, may be exercised on a cashless basis; however if a registration statement is in effect for the resale of the common stock issuable upon exercise of the Warrants then the Warrants cannot be exercised on a cashless basis. As of June 30, 2013 such a registration statement was in effect and, therefore, the Warrants cannot be exercised on a cashless basis. As of June 30, 2013, substantially all of the Placement Agents Warrants have been exercised. There are no redemption features embodied in the Warrants and they have met the conditions provided in current accounting standards for equity classification.

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

The Investor Warrants and the Placement Agent Warrants were initially valued at $1,808,025 or $0.344 per warrant, $228,712 or $0.290 per warrant, and $267,164 or $0.339 per warrant, respectively. The following tables reflect assumptions used to determine the fair value of the Warrants:

	Fair	April-June2011	December 2011
	Value Hierarchy Level	Investor Warrants	Placement Agent Warrants	Placement Agent Warrants

Indexed shares		5,256,800	788,520	788,520
Exercise price		$1.60	$1.60	$1.25

Significant assumptions:
Stock price	3	$0.906	$0.906	$0.906
Remaining term	3	6 years	6 years	6 years
Risk free rate	2	2.49%	1.12%	1.12%
Expected volatility	3	53.55%	54.21%	54.21%

Fair value hierarchy of the above assumptions can be categorized as follows:

(1)	There were no Level 1 inputs.

(2)	Level 2 inputs include:

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

Remaining term- The Company does not have a history to develop the expected term for its warrants. Accordingly, the Company expected that the Initial Exercise Date would occur within one year from the date of issuance plus the contractual term in the calculations.

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

Remaining term- The Company does not have a history to develop the expected term for its warrants. Accordingly, the Company expected that the Initial Exercise Date would occur within one year from the date of issuance plus the contractual term in the calculations.

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

Through June 30, 2013, the Company has granted warrants to purchase 18,000 shares of common stock to the placement agent in connection with the financing facility with Aspire Capital. The warrants are exercisable at $5.80 per share and expire on May 15, 2017. An expense of $26,053 has been recognized in the second quarter of 2013 for issuance of these warrants.

On September 28, 2010, the Board of Directors approved the adoption of the 2010 Stock Option and Incentive Plan, or the 2010 Plan, subject to stockholder approval, to provide for the grant of equity-based awards to employees, officers, non-employee directors and other key persons providing services to the Company. Awards of incentive options may be granted under the 2010 Plan until September 2020. No other awards may be granted under the 2010 Plan after the date that is 10 years from the date of stockholder approval. An aggregate of 1,000,000 shares (or 2,263,320 shares prior to the reverse stock-split on September 28, 2010) were initially reserved for issuance in connection with awards granted under the 2010 Plan, such number of shares to be subject to adjustment as provided in the plan and in any award agreements entered into by the Company under the plan, and upon the exercise or conversion of any awards granted under the plan. On January 1, 2012, 400,000 shares were added to the 2010 Plan and on January 1, 2013, 500,000 shares were added to the 2010 Plan, as provided under the terms of the 2010 Plan.

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

On January 4, 2013, 405,000 non-qualified stock options were granted outside of the 2010 Plan, and 95,000 incentive stock options were granted under the 2010 Plan, to an employee for his employment with and services to be provided to the Company (see Note 12).

On January 5, 2013, 32,000 incentive stock options were granted under the 2010 Plan to employees for their employment with and services to be provided to the Company (see Note 12).

On March 11, 2013, 70,710 non-qualified stock options were granted under the 2010 Plan to employee directors for their employment with and services provided to the Company in 2012 (see Note 12).

On May 6, 2013, 329,944 non-qualified stock options were granted under the 2010 Plan to the Board of directors for their 2012 and 2013 services on the Board and for committee services annual fees. The 2012 options are fully vested and the 2013 will vest over 12 months.

In June 2013, 250,000 stock options, 87,000 of which were under the 2010 Plan and 163,000 of which were non-qualified and granted outside the 2010 Plan, were granted to the Senior Vice President of Operations as an inducement to enter into employment with the Company. 120,000 additional stock options were also granted under the 2010 Plan during the same time to employees as bonuses and employment incentives.

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

As a result of the Company’s cumulative losses, management has concluded that a full valuation allowance against the Company’s net deferred tax assets is appropriate. No income tax liabilities existed as of June 30, 2013 and December 31, 2012 due to the Company’s continuing operating losses.

NOTE 10: CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At June 30, 2013 and December 31, 2012, the Company had $2,189,512 and $1,475,197 in excess of the FDIC insured limit, respectively.

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

On March 4, 2011, the Company entered into a commercial lease agreement with Sanders Properties, LLC for office space located in Seattle, WA. The lease provides for monthly rent of $1,100 and a security deposit of $1,500. The lease terms are from April 1, 2011 through March 31, 2014. For the six months ended June 30, 2013, the Company incurred $6,600 of rent expense for the lease.

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

On December 9, 2011, the Company entered into another commercial lease agreement with Fred Hutchinson Research Center for lab and office space located in Seattle, WA. The lease provides for monthly rent of $16,395 for the period from February 24, 2012 to August 31, 2012, $19,923 for the period from September 1, 2012 to August 31, 2013, and $20,548 for the period from September 1, 2013 to November 29, 2014. The security deposit of $32,789 was paid in March 2012 and recorded as Security Deposit on the consolidated balance sheet as of December 31, 2012. For the six months ended June 30, 2013, the Company incurred $132,284 of rent expense for the lease, which included leasing office management expenses.

The future minimum lease payments due subsequent to June 30, 2013 under all non-cancelable operating leases for the next five years are as follows:

As of June 30,	Amount
2014	$323,969
2015	132,737
2016	-
2017	-
2018	-
Thereafter	-
Total minimum lease payments	$456,706

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

On December 11, 2012, Mr. Kelly filed a complaint in the United States District Court, Western Division of Washington seeking compensatory damages, interest and attorneys’ fees related to the termination of Mr. Kelly’s consulting contract and the rescission of shares issued to him in July 2010 in connection with his resignation from the Company as President and a director.  The specific amount of damages sought is to be proven at trial and is not specified. On July 8, 2013 the court granted the Company’s motion to compel arbitration of these claims and therefore this action was dismissed.

On February 26, 2013, Mr. Victor Cononi filed a complaint in the United States District Court, Western Division of Washington seeking compensatory damages, interest and attorneys’ fees related to the rescission of shares issued to him in July 2010 in connection with Mr. Kelly’s resignation from the Company as President and a director.  At the time, Mr. Cononi was the father of Mr. Kelly’s paramour. The specific amount of damages sought is to be proven at trial and is not specified. A motion is pending before the court to compel arbitration of these claims.

A hearing in the arbitration has been postponed pending certain procedures in the above Western Division action and may be delayed further to accommodate other third party civil and federal criminal proceedings alleging securities and wire fraud that have been brought against Mr. Kelly with respect to his prior employment and predating his service with the Company.

The Company is reasonably confident in its defenses to Mr. Kelly’s and Mr. Cononi’s claims. Consequently, no provision or liability has been recorded for these claims as of June 30, 2013.  However, it is at least reasonably possible that the Company’s estimate of liability may change in the near term. Any payments by reason of an adverse determination in this matter will be charged to earnings in the period of determination.

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

The Company is reasonably confident in its responses to the FDA. Consequently, no provision or liability has been recorded as of June 30, 2013 as a result of the Letter. However, it is at least reasonably possible that the Company’s estimate of related liability may change in the near term. Any payments by reason of an adverse determination in this matter will be charged to earnings in the period of determination.

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

Exclusive License Agreement

On July 27, 2009, the Company entered into an exclusive license agreement with Ensisheim Partners LLC (“Ensisheim”), an entity solely owned by the Chairman and Chief Executive Officer of the Company and the Chief Scientific Officer of the Company, who is also the wife of the Company’s Chairman and CEO. Pursuant to that agreement, Ensisheim granted the Company an exclusive, worldwide, perpetual, irrevocable, royalty-bearing, license to the MASCT System, with the right to grant and authorize sublicenses. The license agreement provided that the Company would pay Ensisheim a royalty equal to 2% of net sales revenue, with a minimum royalty of $12,500 per fiscal quarter during the term of the agreement, which would have increased to a minimum royalty of $25,000 per fiscal quarter beginning in the quarter in which the first commercial sale of a licensed product would have taken place. From inception through December 31, 2010, the Company had incurred $16,250 in patent-related expenses under the license agreement with Ensisheim, and $0 subsequent to December 31, 2010.

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

In accordance with the guidance provided in ASC Topic 718, Stock Compensation (formerly SFAS 123R), the compensation costs associated with these options are recognized, based on the grant-date fair values of these options, over the requisite service period, or vesting period. Accordingly, the Company recognized a compensation expense of $1,011,820 and $70,662 for the six months ended June 30, 2013 and 2012, respectively.

The Company estimated the fair value of these options using the Black-Scholes-Merton option pricing model based on the following weighted-average assumptions:

					Employees &		Non-employee		Non-employee
	CEO & CSO		Dr. Hunkapiller		Officers		Directors		Directors		Employees		Employees
Date of grant	22-Jul-10		4-Apr-11		1-Sep-11		1-Sep-11		30-Apr-12		17-Dec-12		20-Dec-12
Fair value of common stock on date of grant	$2.7560	(B)	$0.9060	(C)	$0.9060	(C)	$0.9060	(C)	$6.00	(D)	$4.24	(E)	$4.11	(E)
Exercise price of the options	$5.00		$1.25		$1.25		$1.25		$6.00		$4.24		$4.11
Expected life of the options (years)	3.33		5.31		5.65		5.65		5.00		5.74-6.10		6.11
Dividend yield	0.00%		0.00%		0.00%		0.00%		0.00%		0.00%		0.00%
Expected volatility	58.59%		54.12%		53.90%		53.90%		62.46%		42.44-44.58%		42.44%
Risk-free interest rate	1.03%		2.26%		1.08%		1.08%		0.89%		0.91-0.99%		0.99%
Expected forfeiture per year (%)	0.00%		0.00	%(A)			0.00%		0.00%		0.00-10.00%		0.00%
Weighted-average fair value of the options (per unit)	$0.6744		$0.3729		$0.3579		$0.3579		$3.0367		$ 1.7426-1.7887		$1.7842

			Employees &
	Employee		Officers		Employee		CEO & CSO
Date of grant	3-Jan-13		4-Jan-13		5-Jan-13		11-Mar-13
Fair value of common stock on date of grant	$4.31	(E)	$4.11	(E)	$3.95	(E)	$6.57	(E)
Exercise price of the options	$4.31		$4.11		$3.95		$6.57
Expected life of the options (years)	6.11		6.11		6.11		5.00
Dividend yield	0.00%		0.00%		0.00%		0.00%
Expected volatility	42.23%		43.79%		42.22%		47.09%
Risk-free interest rate	0.99%		0.99%		1.13%		0.90-1.13%
Expected forfeiture per year (%)	10.00%		10.00%		10.00%		0%
Weighted-average fair value of the options (per unit)	$1.4712		$1.6922		$1.3511		$2.7022

(A)	0.00% for the first year after the grant date, and 96.35% for every three months thereafter.

(B)	The fair value of the Company's common stock was derived implicitly from the public offering filed in March 2010 at $3.00 per share and from the terms of an underwritten offering contemplated in July 2010 at $6.00 per Unit that was filed in October 2010, with $2.756 per share being allocated to common stock using an iterative approach in order for the combined fair value of the common stock and warrants to equal the amount of consideration to be received for the offering.

(C)	The fair value of the Company's common stock was derived implicitly from the Private Placement during April through June 2011 at $1.25 per Unit, wherein one Unit was comprised of one share of common stock and one warrant to purchase one share of common stock at an exercise price of $1.60 per share.

(D)	The fair value of the Company's common stock was derived implicitly from the public offering filed in February 2012 at $6.00 per share.

(E)	The fair values of the Company's common stock were derived from the closing prices on the NASDAQ Capital Market as of the dates of grant.

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

The Company also established third-party relationships to perform the reimbursement billing in anticipation of the commercial launch and to permit electronic remittance of testing revenue. The Company commenced a Field Test Experience limited launch of both the ForeCYTE and ArgusCYTE tests on schedule in December 2011 and has seen significant market acceptance of both tests from the doctors and clinics using the tests. The Company passed a CLIA inspection and became CLIA-certified, has obtained several state licenses and has pending applications in all remaining states where licensure is required. Finally, the Board of Directors and scientific advisory board were each strengthened with the addition of key new executives and scientists.

The Board of Directors considered each of the foregoing achievements, and considered input from the Company’s investment bankers, in determining that the value of the Company supports a valuation of $5.00 to $7.00 per share of the Company’s common stock.

Options issued and outstanding as of June 30, 2013 and their activities during the six months then ended are as follows:

	Number of Underlying Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Contractual Life Remaining in Years
Outstanding as of January 1, 2013	1,052,137	$3.78
Granted	1,302,654	5.02
Expired	-	-
Forfeited	(12,709)	3.10
Exercised	(5,546)	1.79
Outstanding as of June 30, 2013	2,336,536	4.48	8.36
Exercisable as of June 30, 2013	870,501	4.35	6.59
Vested and expected to vest (1)	2,178,857	4.48	8.26

(1) includes vested shares and unvested shares after a forfeiture rate is applied.

As of June 30, 2013 and December 31, 2012, the aggregate intrinsic value of options outstanding was $3,727,412 and $1,150,416, respectively.

A summary of the status of the Company’s unvested shares as of June 30, 2013 and changes during the six month period then ended is presented below:

Unvested Shares	Shares	Weighted-Average Grant-Date Fair Value
Unvested as of January 1, 2013	520,835	$824,549
Granted	1,302,654	2,592,353
Vested	(339,199)	(719,032)
Exercised	(5,546)	(3,370)
Forfeited	(12,709)	(15,623)
Unvested as of June 30, 2013	1,466,035	$2,678,877

NOTE 13: ASSET PURCHASE

On September 30, 2012, the Company entered into an asset purchase agreement with Acueity Healthcare, Inc (“Acueity”) to acquire substantially all of the assets of Acueity. Through the asset purchase, the Company acquired 35 issued patents (18 issued in the U.S. and 17 issued in foreign countries), 41 patent applications (32 in the U.S. and 9 in foreign countries), six 510(k) FDA marketing authorizations related to the manufacturing, use, and sale of the Viaduct Miniscope and accessories, the Manoa Breast Biopsy system, the Excisor Bioptome, the Acueity Medical Light Source, the Viaduct Microendoscope and accessories, and cash in the amount of $400,000; no liabilities were assumed in the transaction. In consideration for the assets, the Company issued 862,500 shares of common stock, valued at $5.00 per share, the offering price listed on the prospectus filed pursuant to Rule 424(b)(4) on November 9, 2012, and warrants to purchase up to 325,000 shares of common stock at an exercise price of $5.00 per share, to the shareholders of Acueity, subject to a six-month lock up agreement which has since lapsed. The warrants, which have a five-year term, do not have a cashless exercise provision. The warrants were valued at $2.3457 per warrant, using a Black-Scholes-Merton Valuation Technique because it embodies all of the requisite assumptions (including trading volatility, estimated terms and risk-free rates) necessary to determine the fair value of the warrants (see Note 8). There are no future financial obligations from the Company to Acueity from the commercialization of the acquired assets.

NOTE 14: SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date of this report which is the date the consolidated financial statements were available to be issued. All subsequent events requiring recognition as of June 30, 2013 have been incorporated into these consolidated financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events”, except as follows:

From July 1, 2013 through the date of filing of this report, the Company has sold a total of 200,000 shares of Common Stock to Aspire Capital Fund LLC under the stock purchase agreement dated March 27, 2013 with aggregate gross proceeds to the Company of $930,165.

On July 2013, the Company entered into an agreement with ARE LLC (Alexandria) to lease additional office spaces in our existing building under a separate lease agreement. The lease is from August 2013 through November 2014 and, the gross rent is $ 4,500 per month.

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

Current Operations

We launched our commercial operations in late 2011. In 2012 we initiated and completed the field experience trial of our first two tests, the ForeCYTE test and the ArgusCYTE test. In January 2013, we announced the national launch of the ForeCYTE test through our distributor Clarity Women’s Health, a division of Diagnostic Testing Services, LLC. On April 30, 2013, the company entered into a Distribution and Marketing Services Agreement with Millennium Medical Devices LLC, pursuant to which Millennium will market and distribute the Company’s MASCT system and ForeCYTE breast health test kits in New York City and Northern New Jersey. Millennium has placed an initial order for 10,000 patient collection kits. In May 2013, we entered into a distribution agreement with Fisher Healthcare, a division of Fisher Scientific Company, LLC.

As we successfully launch the MASCT System and our related laboratory service offerings, we incur additional sales and marketing expenses. In May 2013, the Company hired several direct sales employees in seven different states as an effort to build a regional, and ultimately national, sales force.

As of July 31, 2013, we have enrolled 243 doctors and clinics as providers of the ForeCYTE and/or ArgusCYTE tests and have received, processed, and reported the results to physicians from 2,426 NAF samples processed and reported with our ForeCYTE test (representing 1,213 patients) and 41 ArgusCYTE samples. From inception (April 30, 2009) through June 30, 2013, we have generated $992,090 in revenue from the sale of our MASCT System and by providing laboratory services. We incurred net  losses of $2,583,699 and $4,525,139 for the three months and six months ended June 30, 2013 and $14,257,045 since inception. As of June 30, 2013, we had an accumulated deficit of approximately $14.3 million. We have not yet established an ongoing source of revenue sufficient to cover our operating costs and allow us to continue as a going concern. Our ability to continue as a going concern is dependent on obtaining adequate capital to fund operating losses until we become profitable. We plan to obtain additional capital resources by selling our equity securities, selling the ForeCYTE test kits and generating laboratory service revenue from our tests, and borrowing from stockholders or others when needed. However, we cannot assure you that we will be successful in accomplishing any of these plans and, if we are unable to obtain adequate capital, we could be forced to cease operations.

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

On March 27, 2013 we entered into a stock purchase agreement with Aspire Capital Fund, LLC, which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire is committed to purchase up to an aggregate of $30 million of shares of our common stock over the three-year term of the agreement. Under the agreement, Aspire purchased $1,000,000 of our common stock on March 27, 2013 for $12 per share and since that date through August 14, 2013 Aspire has purchased an additional 800,000 shares of our common stock for a total aggregate purchase price of $3,899,905.

Revenue Sources

The commercialization of the ForeCYTE Test provides us with two revenue sources: (i) sales-based revenue from the sale of the MASCT System device and patient kits to distributors, physicians, breast health clinics, and mammography clinics and (ii) service, or use-based, revenue from the preparation and interpretation of the NAF samples sent to our laboratory for analysis. The commercialization of the ArgusCYTE test provides only laboratory service revenue

Commencing in December 2011, we began to market the ForeCYTE Test to physicians, primarily obstetric-gynecologists, as well as breast health and mammography clinics, for use in conjunction with other health screening examinations, including annual physical examinations and regularly scheduled cervical Pap smears and mammograms. We plan to initially use regional specialty product distributors, with independent sales representatives specializing in Women’s Health, to commercialize the ForeCYTE and ArgusCYTE Tests. As of August 14, 2013 we have entered into distribution agreements with Clarity Women’s Health, a division of Diagnostic Test Group LLC (DTG), Millennium Medical Devices LLC; and Fisher HealthCare, a division of Fisher Scientific Company, LLC; however, we cannot be certain that we will be able to build additional distributor relationships or that any distributor relationships will adequately address the national market.

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

On March 4, 2011, the Company entered into a commercial lease agreement with Sanders Properties, LLC for office space located in Seattle, WA. The lease provides for monthly rent of $1,100 and a security deposit of $1,500. The lease terms are from April 1, 2011 through March 31, 2014. For the six months and three months ended June 30, 2013, the Company incurred $6,600 and $3,300 of rent expense, respectively, for the lease.

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

On December 9, 2011, the Company entered into another commercial lease agreement with Fred Hutchinson Research Center for lab and office space located in Seattle, WA. The lease provides for monthly rent of $16,395 for the period from February 24, 2012 to August 31, 2012, $19,923 for the period from September 1, 2012 to August 31, 2013, and $20,548 for the period from September 1, 2013 to November 29, 2014. The security deposit of $32,789 was paid in March 2012 and recorded as Security Deposit on the consolidated balance sheet. For the three months and six months ended June 30, 2013, the Company incurred $66,142 and $132,284 of rent expense, respectively, which included leasing office management expenses.

In July 2013, the Company entered into an agreement with ARE LLC (Alexandria) to lease additional office spaces in our existing building under a separate lease agreement. The lease is from August 2013 through November 2014, and the gross rent is $ 4,500 per month.

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

On December 11, 2012, Mr. Kelly filed a complaint in the United States District Court, Western Division of Washington seeking compensatory damages, interest and attorneys’ fees related to the termination of Mr. Kelly’s consulting contract and the rescission of shares issued to him in July 2010 in connection with his resignation from the Company as President and a director.  The specific amount of damages sought is to be proven at trial and is not specified. On July 8, 2013, the court granted the Company’s motion to compel arbitration of these claims and therefore this action was dismissed.

On February 26, 2013, Mr. Victor Cononi filed a complaint in the United States District Court, Western Division of Washington seeking compensatory damages, interest and attorneys’ fees related to the rescission of shares issued to him in July 2010 in connection with Mr. Kelly’s resignation from the Company as President and a director.  At the time, Mr. Cononi was the father of Mr. Kelly’s paramour. The specific amount of damages sought is to be proven at trial and is not specified. A motion is pending before the court to compel arbitration of these claims.

A hearing in the arbitration has been postponed pending certain procedures in the above Western Division action and may be delayed further to accommodate other third party civil and federal criminal proceedings alleging securities and wire fraud that have been brought against Mr. Kelly with respect to his prior employment and predating his service with the Company.

The Company is reasonably confident in its defenses to Mr. Kelly’s and Mr. Cononi’s claims. Consequently, no provision or liability has been recorded for these claims as of June 30, 2013.  However, it is at least reasonably possible that the Company’s estimate of liability may change in the near term. Any payments by reason of an adverse determination in this matter will be charged to earnings in the period of determination.

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

Inventory

The Company’s inventories are stated at lower of cost or market. Cost is determined on a moving-average basis. Costs of inventories include purchase and related costs incurred in delivering the products to their present location and condition. Market value is determined by reference to selling prices after the balance sheet date or to management’s estimates based on prevailing market conditions. Inherent in the lower of cost or market calculation are several significant judgments based on a review of the aging of the inventory, inventory movement of products, economic conditions, and replacement costs. Because the sales price of the MASCT System was substantially lower than its cost for the six months ended June 30, 2013 and since inception through June 30, 2013, resulting in the net realizable value of the MASCT System being determined at zero as of the balance sheet dates through taking the average sales price subtracted by selling expenses per unit, $0  and $29,884 of loss on reduction of inventory to the lower of cost or market was assessed and recorded as of June 30, 2013 and since inception through June 30 , 2013, respectively. Additionally, management periodically evaluates the composition of its inventories at least quarterly to identify slow-moving and obsolete inventories to determine if valuation allowance is required. As of June 30, 2013, management had identified no slow moving or obsolete inventory.

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

On May 6, 2013, 329,944 non-qualified stock options were granted under the 2010 Plan to the non-employee members of the board of directors for their 2012 and 2013 services on the board and for committee services annual fees. The 2012 options are fully vested and the 2013 will vest over 12 months.

In June 2013, 250,000 stock options (163,000 non-qualified) were granted under the 2010 Plan to the Senior Vice President of Operations as an inducement to enter into employment with the Company. 120,000 additional stock options were also granted during the same time to employees as bonuses and employment incentives

Results of Operations

Three Months and Six Months Ended June 30, 2013 and 2012

Revenue and Cost of Goods Sold.   For the three months ended June 30, 2013, revenue totaled $326,078, consisting of $120,488 diagnostic testing service revenue from our ForeCYTE testing services and $205,590 in product sales revenue from sales of ForeCYTE kits and MASCT Systems. This represents an increase of $102,981(46%) from the total revenue of $223,097 for the three months ended June 30, 2012. Revenue for the six months ended June 30, 2013 totaled $508,748, consisting of $289,718 in diagnostic testing and $219,030 in product sales, an increase of $230,938 (83%) from the total revenue of $277,810 in the same period in 2012. The growth in revenue is mainly due to $205,590 in product sales to Millennium for the initial purchase of 10,000 ForeCYTE kits.

Cost of revenue totaled $222,160 and $288,624 for the three and six months ended June 30, 2013, compared to $17,788 and $20,985 in the same periods in 2012. The increase in cost of revenue is primarily attributable to cost of product sales to Millennium. Since the inventory of MASCT System was recorded at zero net realizable value as a result of the lower of cost or market analysis performed at December 31, 2012, no corresponding cost of goods sold was recorded for the sales of MASCT System during 2013.

For the three months ended June 30, 2013, Gross profit totaled $103,918 ($118,132 profit form diagnostic services and $14,214 loss from the sales of products), compared to $205,309 profit in the same period in 2012. For the six months ended June 30, 2013, gross profit totaled $220,124 ($239,763 gross profit on diagnostic testing and $19,639 loss on product sales.), compared to $233,018 in the same period in 2012. Loss on reduction of inventory to lower of cost or market was $0 for the six months ended June 30, 2013. Our MASCT System is sometimes sold at a price substantially lower than its cost as is customary for laboratories that supply specimen collection kits. For these reasons, the manufacturing cost allocated to each inventory unit is high.

Operating Expenses. For the three months ended June 30, 2013, total operating expenses were $2,687,265 consisting of G&A expenses of $2,177,920, research and development expenses of $189,955, and selling expenses of $319,390, representing an increase of $1,316,144, or 96% from $1,371,121 in the same period in 2012, consisting of G&A expenses of $704,208, research and development expenses of $543,081, and selling expenses of $123,832. For the six months ended June 30, 2013, total operating expenses were $4,744,904, consisting of G&A expenses of $3,742,792, research and development expenses of $410,147, and selling expenses of $591,965, an increase of $2,283,906 or 92.8% compared to $2,460,998 in six months ended June 30, 2012.

During the initial marketing phase in 2012, the Company distributed the kits to customers at no cost and bundled them with the MASCT System and has not intended to deem the kits as a primary product line due to their nominal cost and value per unit. We expect that our G&A and selling expenses continue to increase in the foreseeable future, and that if we successfully launch the MASCT System and our related laboratory service offerings, we would also begin to incur additional sales and marketing expenses as we continue building a regional, and ultimately national, sales force.

General and Administrative Expenses. G&A expenses for the three months ended June 30, 2013 were $2,177,920, an increase of $1,473,712, or 210%, from $704,208 in the same period in 2012. The G&A expenses for the three months ended June 30, 2013 consisted primarily of $457,165 in salaries and bonus expense, $162,106 in legal expense, $330,951 in consulting expense, $284,895 in professional fees , $48,059 in travel expense, $96,588 in insurance expense, $90,378 in marketing expenses, and $391,029 in Board of Directors annual fees (consisting primarily of the estimated value of stock options granted to non-employee directors for 2012 and 2013 service). G&A expenses for the six months ended June 30, 2013 were $3,742,792, an increase of $2,437,132, or 187%, from $1,305,660 for the six months ended 2012. The G&A expenses for the six months ended June 2013 consisted of $964,025 in salaries and bonus expense, $340,053 in legal expenses, $609,823 in consulting expense, $609,276 in professional fees , $68,545 in travel expense, $159,510 in insurance expense, $105,771 in marketing expenses , and $436,029 in Board of Directors annual fees.

G&A expenses for the three months ended June 30, 2012 were $704,208 primarily consisted of $89,928 in salaries and bonus expense, $346,183 in legal expenses, $68,428 in consulting expense, $41,852 in professional fees, $48,059 in travel expense, $166,647 in insurance expense, $90,378 in marketing expenses, and $13,000 in Board of Directors annual fees. G&A expenses for the six months ended June 30, 2012 were $1,305,769 and primarily consisted of $195,216 in salaries and bonus expense, $573,097 in legal expenses, $118,693 in consulting expense, $641,262 in professional fees, $20,408 in travel expense, $34,089 in insurance expense, $4,015 in marketing expenses, and $13,000 in Board of Directors annual fees.

The increase in G&A expenses over 2012 was primarily attributable to an increase in administrative staff, an increase in consulting and professional fees related to regulatory matters and investor relations, an increased cost of insurance and an increased cost of fees to our non-employee directors resulting from the estimated value of options granted in 2013 for service in 2012 and 2013. We expect our G&A expenses will continue to grow as we hire additional administrative and manufacturing personnel to continue our launch of the MASCT System and our other products under development and as we incur additional costs associated with being a publicly traded company.

Research and Development Expenses. Research and Development expenses for the three months ended June 30, 2013 were $189,955, a decrease of $353,126, or 65%, from $543,081 for the three months ended June 30, 2012. R&D expenses for the six months ended June 30, 2013 were $410,147, a decrease of $550,924, or 57% from the same period in 2012.  The decrease in R&D expenses over the three and six months ended June 30, 2012 is attributed to the completion of the development of the MASCT System for the national launch in 2013. We expect that our R&D expenses will increase as we add additional full time employees and incur additional costs to continue the development of our products and services under development.

Selling Expenses. Selling expenses for the three months ended June 30, 2013 were $319,390, an increase of $195,558, or 158%, from $123,832 for the three months ended June 30, 2012. Selling expense for the three months ended June 30, 2013 consisted primarily of $182,740 in selling and marketing professional fees, $89,418 in salaries and $34,368 in advertising. Selling expenses for the six months ended June 30, 2013 were $591,965, an increase of $397,698, or 205%, from $194,267 for the same period in 2012. Selling expense for the six months ended June 30, 2013 consisted primarily of $332,655 in selling and marketing professional fees, $186,899 in salaries and $59,087 in advertising. Selling expenses increased as a result of increased sales and marketing expenses paid to our distributor, and increased salaries and other selling and marketing expenses related to the national launch of ForeCYTE.

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

On March 27, 2013 we entered into a stock purchase agreement with Aspire Capital Fund, LLC, which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire is committed to purchase up to an aggregate of $30 million of shares of our common stock over the three-year term of the agreement. Under the agreement, Aspire purchased $1,000,000 of our common stock on March 27, 2013 for $12 per share and since that date through August 14, 2013 Aspire has purchased an additional 800,000 shares of our common stock for a total aggregate purchase price of $3,899,905.

Our ability to continue as a going concern is dependent on our obtaining additional adequate capital to fund additional operating losses until we become profitable. If we are unable to obtain adequate capital, we could be forced to cease operations.

Cash Flows

For the six months ended June 30, 2013, we incurred a net loss of $4,525,139. Net cash used in operating activities was $3,444,090, net cash used in investing activities was $89,870 and net cash provided by financing activities was $4,248,275. For the for the six months ended June 30, 2012, we incurred a net loss of $2,230,867, net cash used in operating activities was $1,816,646, net cash used in investing actives was $0 and net cash used by financing activities was $6,178.

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

Since inception (April 30, 2009) through June 30, 2013, we have generated $992,090 in revenue. We do not expect to generate significant revenue until we are able to manufacture and launch the MASCT System more broadly. We expect our continuing operating losses to result in increases in cash used in operations over at least the next year. Although we expect our existing resources as of June 30, 2013, to be sufficient to fund our planned operations for at least the next four months of 2013, we may require additional funds earlier than we currently expect to successfully commercialize the MASCT System. Because of the numerous risks and uncertainties associated with the development and commercialization of the MASCT System and our services, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated research and development activities and commercialization efforts.

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

ITEM 3. QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2013, our principal executive officer and principal financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On December 11, 2012, Mr. Kelly filed a complaint in the United States District Court, Western Division of Washington seeking compensatory damages, interest and attorneys’ fees related to the termination of Mr. Kelly’s consulting contract and the rescission of shares issued to him in July 2010 in connection with his resignation from the Company as President and a director.  The specific amount of damages sought is to be proven at trial and is not specified. On July 8, 2013 the court granted the Company’s motion to compel arbitration of these claims and therefore this action was dismissed.

On February 26, 2013, Mr. Victor Cononi filed a complaint in the United States District Court, Western Division of Washington seeking compensatory damages, interest and attorneys’ fees related to the rescission of shares issued to him in July 2010 in connection with Mr. Kelly’s resignation from the Company as President and a director.  At the time, Mr. Cononi was the father of Mr. Kelly’s paramour. The specific amount of damages sought is to be proven at trial and is not specified. A motion is pending before the court to compel arbitration of these claims.

A hearing in the arbitration has been postponed pending certain procedures in the above Western Division action and may be delayed further to accommodate other third party civil and federal criminal proceedings alleging securities and wire fraud that have been brought against Mr. Kelly with respect to his prior employment and predating his service with the Company.

The Company is reasonably confident in its defenses to Mr. Kelly’s and Mr. Cononi’s claims. Consequently, no provision or liability has been recorded for these claims as of June 30, 2013.  However, it is at least reasonably possible that the Company’s estimate of liability may change in the near term. Any payments by reason of an adverse determination in this matter will be charged to earnings in the period of determination.

ITEM1A.   RISK FACTORS

There have been no material changes to the risk factors described in the Company’s Annual Report on Form 10-K, as filed with the SEC on March 28, 2013, except for the following items which have been updated.

Anticipated liquidity issues in the next four to twelve months.

For the quarter ended June 30, 2013, we generated $326,078 in revenue from the sale of our products and services and we incurred a net loss of $2,583,347. Through June 30, 2013 we had an accumulated deficit of approximately $14.3 million. As of the date of this report, we expect that our existing resources will be sufficient to fund our planned operations for at least the next four months. However, to fund our operations for at least the next 12 months under our current business plan, we estimate that we will need between $4 million and $10 million of additional capital. We have not yet established an ongoing source of revenue sufficient to cover our operating costs and allow us to continue as a going concern. Our ability to continue as a going concern is dependent on obtaining adequate capital to fund operating losses until we become profitable. We may not achieve profitability from the sale of our products and services in the next four to twelve months and other sources of capital may not be available when we need them or on acceptable terms. For example, we may not be able to raise capital by selling Common Stock to Aspire because the Aspire registration statement may not remain effective. If we are unable to raise in a timely fashion the amount of capital we anticipate needing, from Aspire or otherwise, we would be forced to curtail or cease operations.

We have a history of operating losses, we currently sell the MASCT System for significantly less than it costs to manufacture, and we expect to continue to incur losses in the future.

We have a limited operating history and have incurred total net losses of approximately $14.3 million from our incorporation in April 2009 through June 30, 2013. We have recognized $922,090 in revenue as of June 30, 2013 and we do not expect that we will be in a position to generate significant revenue until we are able to launch our tests more broadly. Additionally, we will continue to incur further losses in connection with inventory costs for our medical test products, marketing and sales expenses in launching our products and services, research and development costs for additional tests, and the maintenance of our CLIA-certified laboratory. For example, our MASCT System is frequently sold at a price lower than its cost as is customary for laboratories that supply specimen collection kits. This practice of selling our MASCT System substantially below its cost and offering rebates negatively impacts our profitability. Although we expect that the cost to manufacture our MASCT System will be substantially lower when we increase the volume of production for post-trial commercial launch and once we have been more successful in penetrating the market, if our expectation is not realized we may not be able to generate significant revenue nor achieve profitability. Accordingly, we may never achieve profitability.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period covered by this report, the company issued the following securities which were not registered under the Securities Act of 1933:

On June 3, 2013 Peter Carbonaro was granted an option to purchase 250,000 shares of common stock at $4.58 per share, which was the fair market value on the date of grant, 163,000 of which was outside of our 2010 Stock Option and Incentive Plan as an inducement for Mr. Carbonaro to become the Company’s Senior Vice President of Operations. This transaction was exempt from registration under Section 4(a)(2) of the Securities Act, as transactions by an issuer not involving any public offering.

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

Date: August 14, 2013

/s/ Steven C. Quay

President and Chief Executive Officer (On behalf of the Registrant)

/s/ Kyle Guse
Kyle Guse
Chief Financial Officer, General Counsel and Secretary (As Principal Financial and Accounting Officer)

