Form 10-Q
period 2014-03-31
ATOSSA GENETICS INC
filed 2014-05-14
CIK 1488039

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding at May 7, 2014 was 24,428,568.

ATOSSA GENETICS INC.

FORM 10-Q

QUARTERLY REPORT

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

ATOSSA GENETICS INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2014	2013
	(Unaudited)	(Audited)
Assets
Current assets
Cash and cash equivalents	$16,590,951	$6,342,161
Accounts receivable, net	91,416	139,072
Prepaid expense	1,017,766	932,588
Total current assets	17,700,133	7,413,821

Fixed assets
Furniture and equipment, net	129,942	163,147
Total fixed assets	129,942	163,147

Other assets
Security deposit	61,309	36,446
Intangible assets, net	4,491,707	4,395,633
Total other assets	4,553,016	4,432,079

Total assets	$22,383,091	$12,009,047

Liabilities and Stockholders' Equity

Current liabilities
Accounts payable	$-	$9,634
Accrued expenses	744,736	637,986
Deferred rent	35,023	48,157
Payroll liabilities	195,896	476,477
Contingent liabilities	96,201	211,493
Other current liabilities	10,189	23,649
Total current liabilities	1,082,045	1,407,396

Stockholders' Equity
Preferred stock - $.001 par value; 10,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock - $.001 par value; 75,000,000 shares authorized, 24,428,568 and 18,574,334 shares issued and outstanding	24,429	18,574
Additional paid-in capital	44,204,762	31,099,691
Accumulated deficit	(22,928,145)	(20,516,614)
Total stockholders' equity	21,301,046	10,601,651

Total liabilities and stockholders' equity	$22,383,091	$12,009,047

The accompanying notes are an integral part of these consolidated financial statements

ATOSSA GENETICS INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31 ,		From April 30, 2009 (Inception) Through March 31,
	2014	2013	2014

Revenue
Diagnostic testing services	$24,124	$169,230	$908,644
Product sales	-	13,440	231,380
Total revenue	24,124	182,670	1,140,024

Cost of revenue
Diagnostic testing services	-	47,599	141,509
Product sales	-	18,865	244,919
Total cost of revenue	-	66,464	386,428

Loss on obsolete inventory & LCM	-	-	271,856

Gross profit	24,124	116,206	481,740

Selling expenses	237,838	272,575	2,135,505
Research and development expenses	422,503	220,192	5,084,999
General and administrative expenses	1,774,708	1,564,872	16,155,879
Total operating expenses	2,435,049	2,057,639	23,376,383

Operating loss	(2,410,925)	(1,941,433)	(22,894,643)

Interest income	143	-	7,026
Interest expense	749	7	40,280

Net loss before income taxes	(2,411,531)	(1,941,440)	(22,927,897)

Income taxes	-	-	248

Net loss	$(2,411,531)	$(1,941,440)	$(22,928,145)

Loss per common share - basic and diluted	$(0.10)	$(0.14)	$(2.16)
Weighted average shares outstanding, basic & diluted	24,419,060	13,421,119	10,604,575

  The accompanying notes are an integral part of these consolidated financial statements.

ATOSSA GENETICS INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,		For The Period From April 30, 2009 (Inception) to March
	2014	2013	31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,411,531)	$(1,941,440)	$(22,928,145)
Common shares issued for services	-	155,969	249,279
Compensation cost for stock options granted	230,181	274,512	1,966,205
Loss on reduction on obsolete inventory and LCM	-	-	271,856
Impairment loss on long-life assets			158,292
Loan initiation fee accrued for notes payable	-	-	2,000
Depreciation and amortization	125,097	98,945	744,206
Contingent loss		-	211,493
Bad debt expense	27,860	-	382,721
Adjustments to reconcile net loss to net cash provided by operating activities:
Decrease (Increase) in accounts receivable	19,796	(117,675)	(474,137)
Increase in inventory	-		(271,856)
Increase in prepaid expenses	(245,178)	(90,789)	(425,805)
Increase in security deposits	(24,863)	-	(61,309)
Decrease in accounts payable	(9,634)	(33,626)	-
Decrease (Increase) in accrued payroll	(280,581)	94,371	195,896
Decrease (Increase) in deferred rent	(13,134)	-	35,023
Decrease (Increase) in accrued expenses	106,750	279,951	789,736
Decrease in contingent loss liability	(115,292)	-	(115,292)
Decrease (Increase) in other current liabilities	(13,460)	(55,030)	10,189
Net cash used in operating activities	(2,603,989)	(1,334,812)	(19,259,648)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of furniture & fixtures	(2,966)	-	(438,455)
Purchase of software	(100,000)	(8,500)	(425,839)
Net cash used in investing activities	(102,966)	(8,500)	(864,294)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from issuance of common stock and warrants	12,955,745	1,003,314	36,716,893
Repayments of loans from related parties	-	-	(2,000)
Net cash provided by financing activities	12, 955,745	1,003,314	36,714,893

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	10,248,790	(339,998)	16,590,951
CASH & CASH EQUIVALENTS, BEGINNING BALANCE	6,342,161	1,725,197	-
CASH & CASH EQUIVALENTS, ENDING BALANCE	$16,590,951	$1,385,199	$16,590,951

SUPPLEMENTAL DISCLOSURES:
Interest paid	$749	$2,682	$33,816
Income taxes paid	$-	$-	$248
NONCASH INVESTING AND FINANCING ACTIVITIES:
Common stock and warrants issued for asset purchase	$-	$-	$4,674,853
Noncash reclass of prepaid license fees	$15,000	-	$15,000
Options issued for previously accrued director compensation	$-	$-	$45,000
Commitment shares distributed for capital contribution	$-	$2,387,250	$3,137,500
Amortization of commitment shares	$75,000	$79,575	$2,560,540

The accompanying notes are an integral part of these consolidated financial statements.

ATOSSA GENETICS INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1: NATURE OF OPERATIONS

Atossa Genetics Inc. (the “Company”) was incorporated on April 30, 2009 in the State of Delaware. The Company was formed to develop and market the Mammary Aspirate Specimen Cytology Test System, or MASCT System, which is a medical device that collects specimens of nipple aspirate fluid (NAF).   The Company’s fiscal year ends on December 31st.

In December 2011, the Company established The National Reference Laboratory for Breast Health, Inc., or NRLBH, as a wholly-owned subsidiary. NRLBH is the Company’s CLIA-certified laboratory which performs our NAF cytology test on NAF specimens including those collected with the MASCT System. The current version of the MASCT System, is called the ForeCYTE Breast Aspirator. The NRLBH is developing other tests such as the ArgusCYTE test, on blood samples from breast cancer survivors to detect circulating tumor cells.

In September 2012, the Company acquired the assets of Acueity Healthcare, Inc. (“Acueity”). The purchased assets included intellectual property rights related to the Viaduct Miniscope and accessories, the Manoa Breast Biopsy system, the Excisor Bioptome, the Acueity Medical Light Source, the Viaduct Microendoscope and accessories, and cash in the amount of $400,000. The microendoscopes are less than 0.9 mm outside diameter and can be inserted into a milk duct. This permits a physician to pass a microendoscope into the milk duct system of the breast and view the duct system via fiberoptic video images. Abnormalities that are visualized can then be biopsied from inside the duct with the biopsy tools that are inserted adjacent to the microendoscope. The acquired patents relate to intraductal diagnostic and therapeutic devices and methods of use. The Company did not, however, acquire an inventory of these diagnostic tools, manufacturing capabilities or any personnel to market and sell the tools. The Company cannot provide any assurance that it will be successful commercializing these tools.

 Development Stage Risk

From April 30, 2009 (inception) through March 31, 2014, the Company earned $1,140,024 in revenue from the sale of its MASCT Systems and laboratory services. The Company’s activities have been accounted for as those of a “Development Stage Enterprise” as set forth in Accounting Standards Codification (“ASC”) 915 “Development Stage Entities”, which was previously Statement of Financial Accounting Standards No. 7 (“SFAS 7”). Among the disclosures required by ASC 915 are that the Company’s financial statements be identified as those of a development stage company, and that the statements of operations, stockholders’ equity and cash flows disclose activity since the date of the Company’s inception.

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

Management’s Plan to Continue as a Going Concern

In order to continue as a going concern, the Company will need additional capital resources. Management’s plans to obtain such resources for the Company include (1) obtaining capital from the sale of its equity securities, (2) sales of the MASCT System, which is now called the ForeCYTE Breast Aspirator, and laboratory service revenue , and (3) short-term or long-term borrowings from banks, stockholders or other party(ies) when needed. However, management cannot provide any assurance that the Company will be successful in accomplishing any of its plans.

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

Accounts Receivable:

Accounts receivable are recorded at net realizable value consisting of the carrying amount less allowance for doubtful accounts, as needed. The Company assesses the collectability of accounts receivable based primarily upon the creditworthiness of the customer as determined by credit checks and analysis, as well as the customer’s payment history. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends, and changes in customer payment patterns to evaluate the adequacy of these reserves. The Company’s allowance for doubtful accounts as of March 31, 2014 and December 31, 2013 was $382,721 and $354,861, respectively.

Inventories:

The Company’s inventories are stated at lower of cost or market. Cost is determined on a moving-average basis. Costs of inventories include purchase and related costs incurred in delivering the products to their present location and condition. Market value is determined by reference to selling prices after the balance sheet date or to management’s estimates based on prevailing market conditions. Inherent in the lower of cost or market calculation are several significant judgments based on a review of the aging of the inventory, inventory movement of products, economic conditions, and replacement costs. Management periodically evaluates the composition of its inventories at least quarterly to identify slow-moving and obsolete inventories to determine if any valuation allowance is required. During the course of our recall commenced in October 2013, we have recalled a substantial number of MASCT Systems. Based on management’s assessment of those devices and the pending FDA clearance, management decided to establish 100% allowance for valuation reserve on all MASCT Systems, and recorded $149,946 of losses on obsolete inventory for the year ended December 31, 2013. During March 31, 2014, management identified no additional slow moving or obsolete inventory. The Company outsources product manufacturing to outside manufacturer contactors.  The ownership of the goods transfers from the manufacturer to the Company’s customer at the time the products are shipped to the customers. As of March 31, 2014 and December 31, 2013, inventories amounted to $0 after netting of the above valuation allowance.

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

The Company applies the provisions of FASB ASC Topic 360 (ASC 360), “Property, Plant, and Equipment” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with ASC 360, at least on an annual basis. ASC 360 requires the impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. For the three months ended March 31, 2014 and year ended December 31, 2013 $0 and $158,292 was assessed and recorded as impairment on long-life assets.

Intangible assets:

Intangible assets consist of intellectual property and software acquired. At least annually, we evaluate purchased intangibles for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Estimating future cash flows related to an intangible asset involves significant estimates and assumptions. If our assumptions are not correct, there could be an impairment loss or, in the case of a change in the estimated useful life of the asset, a change in amortization expense. There was no impairment of intangible assets as of and for the three months ended March 31, 2014 and the year ended December 31, 2013, respectively.

Amortization is computed using the straight-line method over the estimated useful lives of the assets as follows:

Useful Life (in years)
Patents	9-14
Capitalized license costs	10
Software	3

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

NOTE 4: PREPAID EXPENSES

Prepaid expenses consisted of the following:

	March 31, 2014	December 31, 2013
Prepaid stock purchase agreement service fee	$576,961	$651,961
Prepaid marketing educational programs	230,000	-
Prepaid hardware and software	31,551	131,204
Prepaid insurance	125,714	112,517
Retainer and security deposits	29,540	36,906
Other	24,000	-
	$1,017,766	$932,588

NOTE 5: PROPERTY, PLANT, AND EQUIPMENT

Property, plant and equipment consisted of the following:

	March 31, 2014	December 31, 2013
Machinery and equipment	$329,790	$326,824
Leasehold improvements	93,665	93,665
Capitalized new product development costs	-	15,000
Less: Accumulated depreciation	(135,221)	(114,050)
Less: Allowance for loss on impairment	(158,292)	(158,292)
Property, plant, and equipment, net	$129,942	$163,147

Depreciation expense for the three months ended March 31, 2014 and 2013 was $21,171 and $4,869, respectively.

NOTE 6: INTANGIBLE ASSETS

Intangible assets consisted of the following:

	March 31,	December 31,
	2014	2013
Patents	$4,794,853	$4,794,853
Capitalized license costs	200,000	-
Software	105,839	105,839
Less: Accumulated amortization	(608,985)	(505,059)
	$4,491,707	$4,395,633

Intangible assets amounted to $4,491,707 and $4,395,633 as of March 31, 2014 and December 31, 2013, respectively, and consisted of patents, capitalized license costs and software acquired. The acquired software mainly consisted of $58,000 in laboratory software and $31,500 in the newly developed Company website.  The amortization period for the purchased software is 3 years. Amortization expense related to software for the three months ended March 31, 2014 and 2013 was $8,761 and $4,678, respectively.

Patents amounted to $4,794,853 as of March 31, 2014 and December 31, 2013, respectively, and mainly consisted of patents acquired from Acueity on September 30, 2012 in an asset purchase transaction. Patent assets are amortized based on their determined useful life, and tested annually for impairment. The amortization period was from 9 to 14 years. Amortization expense related to patents was $93,497 and $89,398 for the three months ended March 31, 2014 and 2013, respectively.

Capitalized license costs consist of fees paid to A5 Genetics KFT, Corporation, pursuant to which the Company received the world-wide (other than the European Union) exclusive license to use the software in the NextCYTE test. Amortization expense related to license costs was $1,668 and $0 for the three months ended March 31, 2014 and 2013, respectively.

Future estimated amortization expenses as of March 31, 2014 for the five succeeding years is as follows:

As of December 31,	Amounts
2014 (includes the remainder of the year)	$313,525
2015	412,212
2016	404,951
2017	393,982
2018	393,982
Thereafter	2,573,055
$4,491,707

NOTE 7: PAYROLL LIABILITIES:

Payroll liabilities consisted of the following:

	March 31, 2014	December 31, 2013
Accrued bonus payable	$116,031	$408,362
Accrued payroll liabilities	67,003	48,232
Accrued payroll tax liabilities	12,862	19,883
	$195,896	$476,477

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

Warrants

The Warrants, including the Investor Warrants and the Placement Agent Warrants, are exercisable at any time commencing after June 23, 2011 which is the date that the Company completed a “significant private financing” under the terms of the Warrants (the “Initial Exercise Date”). The Warrants shall expire and no longer be exercisable on the fifth anniversary of the Initial Exercise Date (the “Expiration Date”). The Warrants may be exercised for cash or, at the option of the holder, may be exercised on a cashless basis; however if a registration statement is in effect for the resale of the common stock issuable upon exercise of the Warrants then the Warrants cannot be exercised on a cashless basis. As of March 31, 2014 such a registration statement was in effect and, therefore, the Warrants cannot be exercised on a cashless basis. There are no redemption features embodied in the Warrants and they have met the conditions provided in current accounting standards for equity classification.

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

The Investor Warrants and the Placement Agent Warrants were initially valued at $1,808,025 or $0.34 per warrant, $228,712 or $0.29 per warrant, and $267,164 or $0.34 per warrant, respectively. The following tables reflect assumptions used to determine the fair value of the Warrants:

	Fair	April-June 2011	December 2011
	Value Hierarchy Level	Investor Warrants	Placement Agent Warrants	Placement Agent Warrants

Indexed shares		5,256,800	788,520	788,520
Exercise price		$1.60	$1.60	$1.25

Significant assumptions:
Stock price	3	$0.906	$0.906	$0.906
Remaining term	3	6 years	6 years	6 years
Risk free rate	2	2.49%	1.12%	1.12%
Expected volatility	3	53.55%	54.21%	54.21%

Fair value hierarchy of the above assumptions can be categorized as follows:

(1)	There were no Level 1 inputs.

(2)	Level 2 inputs include:

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

  The Acueity Warrants were valued at $762,353 or $2.35 per warrant. The following tables reflect assumptions used to determine the fair value of the Warrants:

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

2014 Public Offering of Common Stock and Warrants

On January 29, 2014, the Company closed a public offering of 5,834,234 units at the price of $2.40 per unit for the total gross proceed of approximately $14.0 million. Each unit consists of one share of common stock and a warrant to purchase 0.20 of a share of common stock (the “2014 Investor Warrants”). The 2014 Investor Warrants are exercisable at $3.00 per share and callable by the Company at $6.00 per share if certain conditions are met.

Placement Agent Fees

In connection with the 2014 Public Offering, the Company paid Dawson James Securities, Inc. (the “Placement Agent”), a cash fee equal to 7% of the gross proceeds from sale of the units, which resulted in a payment to the Placement Agent of an aggregate of $980,151 (the “Placement Agent Fee”). In addition, the Company entered into Warrant Agreements with the Placement Agent pursuant to which the Placement Agent received 175,027 warrants, or 3% of the aggregate number of shares sold in the offering (the “2014 Placement Agent Warrants” and together with the 2014 Investor Warrants, the “2014 Warrants”). Each 2014 Placement Agent Warrant entitles the Placement Agent to purchase one share of the Company’s common stock at $3.00 per share. The cash payment of the $980,151 2014 Placement Agent Fee and the $121,707 aggregated initial fair value of the 2014 Placement Agent Warrants (see Fair Value Considerations below) were directly attributable to an actual offering and were charged through additional paid-in capital in accordance with the SEC Staff Accounting Bulletin (SAB) Topic 5A.

Warrants

The 2014 Warrants are exercisable at any time commencing after January 29, 2014 (the “Initial Exercise Date”). Subject to the call right described above, the 2014 Warrants shall expire and no longer be exercisable on the fifth anniversary of the Initial Exercise Date on November 29, 2018 (the “Expiration Date”). The 2014 Warrants cannot be exercised on a cashless basis. There are no redemption features embodied in the 2014 Warrants and they have met the conditions provided in current accounting standards for equity classification.

Fair Value Consideration

The Company’s accounting for the issuance of the 2014 Warrants required the estimation of fair values of the financial instruments. The development of fair values of financial instruments requires the selection of appropriate methodologies and the estimation of often subjective assumptions. The Company selected the valuation techniques based upon consideration of the types of assumptions that market participants would likely consider in exchanging the financial instruments in market transactions. The 2014 Warrants were valued using a Black-Scholes-Merton Valuation Technique because it embodies all of the requisite assumptions (including trading volatility, estimated terms and risk free rates) necessary to fair value these instruments.

The 2014 Investor Warrants and the 2014 Placement Agent Warrants were valued at $834,986 or $0.72 per warrant, and $121,707 or $0.70 per warrant, respectively. The following tables reflect assumptions used to determine the fair value of the 2014 Warrants:

	Fair	January 29, 2014
	Value Hierarchy Level	2014 Investor Warrants	Placement Agent Warrants

Indexed shares		1,166,849	175,027
Exercise price		$3.00	$3.00

Significant assumptions:
Stock price	1	$2.50	$2.47
Remaining term	3	5 years	5 years
Risk free rate	2	1.45%	1.42%
Expected volatility	3	37.96%	37.95%

Fair value hierarchy of the above assumptions can be categorized as follows:

(1)	Level 1 inputs include:

Stock price- The Fair value of Company’s common was derived from the closing prices in NASDAQ Capital Market as of the issuance.

(2)	Level 2 inputs include:

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

Expected volatility- We did not have a historical trading history sufficient to develop an internal volatility rate for use in the model. As a result, as required by ASC 718-10-30, the Company has accounted for the warrants using the calculated value method. The Company identified five public entities in the similar industry for which share price information was available, and considered the historical volatilities of those public entities’ share prices in calculating the expected volatility appropriate to the Company.

Outstanding Warrants

As of March 31, 2014, warrants to purchase 6,073,426 shares of common stock are outstanding including:

(1)	4,292,050 warrants from the 2011 private placement (exercisable at $1.25 or $1.60),

(2)	325,000 warrants issued in the Acueity transaction (exercisable at $5.00),

(3)	1,166,849 warrants from the January 29, 2014 Public Offering (exercisable at $3.00), and

(4)	242,027 warrants granted as placement agent fees for the Company’s offerings during 2013 and January 29, 2014 (exercisable from $2.12 to $12.43).

(5)	47,500 warrants granted to an outside consulting firm (exercisable at $4.24).

Stock Options and Incentive Plan

On September 28, 2010, the Board of Directors approved the adoption of the 2010 Stock Option and Incentive Plan, or the 2010 Plan, subject to stockholder approval, to provide for the grant of equity-based awards to employees, officers, non-employee directors and other key persons providing services to the Company. Awards of incentive options may be granted under the 2010 Plan until September 2020. No other awards may be granted under the 2010 Plan after the date that is 10 years from the date of stockholder approval. An aggregate of 1,000,000 shares (or 2,263,320 shares prior to the reverse stock-split on September 28, 2010) were initially reserved for issuance in connection with awards granted under the 2010 Plan, such number of shares to be subject to adjustment as provided in the plan and in any award agreements entered into by the Company under the plan, and upon the exercise or conversion of any awards granted under the plan. On January 1, 2012, 450,275 shares were added to the 2010 Plan and on January 1, 2013, 516,774 shares were added to the 2010 Plan, and on January 1, 2014, 742,973 shares were added to the 2010 plan as provided under the terms of the 2010 Plan.

The Company granted options to purchase 334,397 shares of common stock to employees and directors during the three months ended March 31, 2014.  During the quarter ended March 31, 2014, a new member of the Board of Directors was appointed and in connection with that appointment he earned the right to receive 22,728 shares of restricted stock under the 2010 Plan; however, these shares were not issued as of March 31, 2014. The Company issued no shares of common stocks in connection with the exercise of employee’s stock options during the three months ended March 31, 2014.  As of March 31, 2014, there are 897,617 options available for grant under the 2010 Plan.

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

As a result of the Company’s cumulative losses, management has concluded that a full valuation allowance against the Company’s net deferred tax assets is appropriate. No income tax liabilities existed as of March 31, 2014 and December 31, 2013 due to the Company’s continuing operating losses.

NOTE 10: CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At March 31, 2014 and December 31, 2013, the Company had $16,340,951 and $6,092,161 in excess of the FDIC insured limit, respectively.

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

On December 9, 2011, the Company entered into another commercial lease agreement with Fred Hutchinson Research Center for lab and office space located in Seattle, WA. The lease provides for monthly rent of $16,395 for the period from February 24, 2012 to August 31, 2012, $19,923 for the period from September 1, 2012 to August 31, 2013, and $20,548 for the period from September 1, 2013 to November 29, 2014. The security deposit of $32,789 was paid in March 2012 and recorded as Security Deposit on the consolidated balance sheet as of December 31, 2012. In July 2013, the Company entered into an agreement with ARE LLC (Alexandria) to lease additional office spaces in our existing building under a separate lease agreement. The lease is from August 2013 through November 2014, and the gross rent is $ 4,800 per month. For the three months ended March 31, 2014, the Company incurred $65,605 of rent expense for the lease, which included leasing office management expenses.

On March 24, 2014, the Company entered into another commercial lease agreement with ARE LLC (Alexandria) for the Company’s laboratory space which extends the term of the existing lease with Fred Hutchison Research Center, which expires in November 2014, through November 30, 2016. The lease provides for monthly rent payments of $22,736 from December 2014 through November 2015 and $23,258 from December 2015 through November 2016. As of March 31, 2014, the Company incurred and recorded security deposits of $25,000.

The future minimum lease payments due subsequent to March 31, 2014 under all non-cancelable operating leases for the next five years are as follows:

As of December 31,	Amount
2014 (remainder of the year)	$247,939
2015	276,805
2016	255,845
2017	-
2018	-
Thereafter	-
Total minimum lease payments	$780,589

Affymetrix Purchase Commitment

In September 2013, the Company entered into an “OwnerChip Program Agreement” with Affymetrix, Inc, a manufacturer of GeneChip Systems, where Affymetrix has agreed to loan a GeneChip System 3000Dx v.2 (“instrument”) to us if we purchase and take delivery of a minimum thirty GeneChip Human Genme U133 Plus 2.0 (30-pack) arrays at $21,590 per 30 pack for the next three years for a total purchase obligation of $647,700 with a minimum purchase of ten 30-pack arrays per contract year.  At the end of the three year contract, upon fulfillment of the purchase commitment, the instrument title and ownership transfer to Atossa at no additional cost.   In addition to the GeneChip Human Genme, we must purchase a two year service contract for $51,600 to cover maintenance of the instrument during the contract period.   We placed an initial order for four 30-pack arrays during 2013 for $94,723.  We are obligated to purchase 26 additional arrays during the next three year contract term.

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

The Company is reasonably confident in its defenses to Mr. Kelly’s and Mr. Cononi’s claims. Consequently, no provision or liability has been recorded for these claims as of March 31, 2014. However, it is at least reasonably possible that the Company’s estimate of liability may change in the near term. Any payments by reason of an adverse determination in this matter will be charged to earnings in the period of determination.

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

On February 14, 2014, the Court appointed plaintiffs Miko Levi, Bandar Almosa and Gregory Harrison (collectively, the “Levi Group”) as lead plaintiffs, and approved their selection of co-lead counsel and liaison counsel.  The Court also amended the caption of the case to read In re Atossa Genetics, Inc. Securities Litigation. No. 2:13-cv-01836-RSM.  An amended complaint was filed on April 15, 2014.

We believe this lawsuit is without merit and plan to defend ourselves vigorously; however, failure by us to obtain a favorable resolution of the claims set forth in the complaint could have a material adverse effect on our business, results of operations and financial condition.  Currently, the amount of such material adverse effect cannot be reasonably estimated, and no provision or liability has been recorded for these claims as of March 31, 2014.  The costs associated with defending and resolving the lawsuit and ultimate outcome cannot be predicted.  These matters are subject to inherent uncertainties and the actual cost, as well as the distraction from the conduct of our business, will depend upon many unknown factors and management’s view of these may change in the future.

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

On October 4, 2013, the Company initiated a voluntary recall of the system to address FDA’s concerns regarding the modifications identified in the Warning Letter. As a result of this recall, this product is currently not being marketed or distributed in the U.S.  The Company submitted a new premarket notification or 510(k) application for submission to the FDA on December 23, 2013 that covers the collection, preparation, and processing of NAF specimens at our laboratory and includes the spray method of fixing specimens to the collection membrane. We received a request from the FDA on February 28, 2014 to submit additional information in support of the application. We have until August 20, 2014 to respond to the FDA. We cannot market or distribute the ForeCYTE Breast Aspirator within United States until we receive clearance for this device form FDA.

On March 14, 2014, the FDA completed a follow up inspection at our Seattle facility.  A Form 483 was provided to us at the conclusion of the inspection. In the FDA's most recent Form 483, five inspectional observations were identified regarding our quality management system.  The FDA inspector also orally identified five additional discussion points related to our product labeling prior to the recall of the MASCT System; sufficiency of the content of our pending 510(k) submission for the ForeCYTE Breast Aspirator; and other compliance issues. On March 26, 2014, we submitted a response to the FDA, which included our proposed corrective actions to address the FDA's observations and discussion points. Whether the FDA will accept our response is uncertain, particularly in light of the similar nature of certain of the current inspectional observations to previous inspectional observations. If the FDA does not agree with our proposed corrective actions, or accepts them but finds that we have not implemented them adequately, or if we otherwise are found to be out of compliance with applicable regulatory requirements at a later date, the FDA could initiate an enforcement action including additional warning letters, fines and penalties.  The FDA also may not clear our pending 510(k) for the ForeCYTE Breast Aspirator or our other devices and services under development.  Any of the foregoing would have a material adverse effect on our business.

As of March 31, 2014, the Company has $96,201 in contingent liability and has incurred $339,042 in actual expenses related to the costs of the recall, including the estimated costs of pursuing the additional 510(k) clearance.  The recall and 510(k) process may take longer than expected and we may incur costs that we have not anticipated.  Accordingly, the actual amount of the loss contingency may be higher than we currently expect.

NOTE 12: STOCK BASED COMPENSATION

In accordance with the guidance provided in ASC Topic 718, Stock Compensation (formerly SFAS 123R), the compensation costs associated with the options are recognized, based on the grant-date fair values of these options, over the requisite service period, or vesting period. Accordingly, the Company recognized a compensation expense of $230,181 and $274,511 for the three months ended March 31, 2014 and 2013, respectively.

The Company estimated the fair value of these options using the Black-Scholes-Merton option pricing model based on the following weighted-average assumptions:

Year Ended December 2013	Employees	Employees & Officers	Directors	CEO & CSO
Date of Grant	January - December 2013	January - June 2013	May & October 2013	March 2013

Fair value of common stock on date of grant (A)	$2.05 - $5.19	$4.11 - $4.58	$2.04 - $6.59	$6.57
Exercise price of the options	$2.05 - $5.19	$4.11 - $4.58	$2.04 - $6.59	$6.57
Expected life of the options (years)	6.09 - 6.11	5.00 – 6.11	5.00 – 5.31	5.00
Dividend yield	0.00%	0.00%	0.00%	0.00%
Expected volatility	40.73 – 41.81%	40.96 - 41.05%	41.06-41.53%	47.09%

Risk-free interest rate	1.73 -1.97%	1.03-1.36%	0.73 - 1.49%	1.13%
Expected forfeiture per year (%)	10.00%	10.00%	10.00%	0.00%
Weighted average fair value of the options per unit	$0.878 - $2.18	$1.69 - $1.89	$0.790 - $2.49	$2.70

Three Months Ended March 2014	Employees	Officers	Directors
Date of Grant	January 8, 2014	January 8, 2014	March 1, 2014

Fair value of common stock on date of grant(A)	$2.20	$2.20	$2.20
Exercise price of the options	$2.20	$2.20	$2.20
Expected life of the options (years)	6.06	6.06	5.09
Dividend yield	0.00%	0.00%	0.00%
Expected volatility	41.70- 41.72%	41.70%	38.68%

Risk-free interest rate	2.11%	2.11%	1.53%
Expected forfeiture per year (%)	10.00%	10.00%	10.00%
Weighted average fair value of the options per unit	$0.95	$0.95	$0.80

(A)	The fair values of the Company's common stock were derived from the closing prices on the NASDAQ Capital Market as of the dates of grant.

Fair value hierarchy of the above assumptions can be categorized as follows:

(1)	Level 1 inputs include:

Stock price- The fair values of the Company's common stock were derived from the closing prices on the NASDAQ Capital Market as of the dates of grant.

(2)	Level 2 inputs include:

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

Options issued and outstanding as of March 31, 2014 and their activities during the three months then ended are as follows:

	Number of Underlying Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Contractual Life Remaining in Years	Aggregate Intrinsic Value
Outstanding as of January 1, 2014	2,282,719	$4.43
Granted	311,669	$2.20
Expired	-	$-
Forfeited	(61,221)	$4.70
Exercised	-	$-
Outstanding as of March 31, 2014	2,533,167	$4.15	7.86	$107,800
Exercisable as of March 31, 2014	1,253,137	$4.47	6.52	$107,800
Vested and expected to vest (1)	2,355,778	$4.18	7.76	$107,800

(1) vested shares and unvested shares after a forfeiture rate is applied.

Issuance of Restricted Common Stock for Director’s Compensation

On October 10, 2013, the Company issued 24,510 shares of restricted stock with a grant date value of $50,000 or $2.04 per share to a new board member. The restriction will be removed as the shares vest quarterly for a proportional number of granted shares over the first year of service on the board, and the grant date value of such shares will be expensed in the quarter the restriction is removed.

On March 1, 2014, the Company agreed to issue 22,728 shares of restricted stock with a grant date value of $50,000 or $2.20 per share to a new board member; however these shares have not been issued as of March 31, 2014. The restriction will be removed as shares vest quarterly for a proportional number of granted shares over the first year of service on the board, and the grant date value of such shares will be expensed in the quarter the restriction is removed.

For the three months ended March 31, 2014, $230,181 was recorded as stock compensation expenses, including $16,611 for restricted stock.

NOTE 13: SUBSEQUENT EVENTS

Management has evaluated subsequent events through May 14, 2014, the date which the consolidated financial statements were available to be issued.  All subsequent events requiring recognition as of March 31, 2014 have been incorporated into these consolidated financial statements, and besides the disclosures herein, there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events”.

On May 6, 2014, the Board of Directors of the Company approved the following changes to the compensation arrangements of the Company’s named executive officers for fiscal year 2014:

Name	Title	Annual base salary	Annual bonus potential as a % of base salary	Stock option grant
Steven C. Quay, Ph.D., M.D.	Chief Executive Officer and President	$500,000	50%	250,000
Kyle Guse, CPA, J.D.	Chief Financial Officer, General Counsel and Secretary	$350,000	45%	200,000
Shu-Chih Chen, Ph.D.	Chief Scientific Officer and Director of Human Resources	$350,000	40%	125,000

The stock options were granted under the Company’s 2010 Stock Option and Incentive Plan. The options have an exercise price of $1.22, which is the fair market value on the date of grant, and vest quarterly over four years so long as the executive remains employed with the Company. The options are otherwise subject to the terms and conditions of the employment agreements with the executives.

In addition to the foregoing named executive officers, certain other senior officers received salary adjustments on May 6, 2014 for the 2014 fiscal year totaling $143,438 for the quarter ended March 31, 2014.  The estimated expense of those salary adjustments has been accrued as of March 31, 2014.

On May 6, 2014, options to purchase a total of 150,000 shares of common stock were also granted under the 2010 plan to non-employee directors and certain senior officers. The options have an exercise price of $1.22 which was the fair market value on the date of grant.  the options granted to non- employee directors vest quarterly over one year and options granted to the senior officers vest quarterly over four years. As of the date of filing this report, management was still in the process of determining the fair value of the options as described above, in accordance with FASB ASC Topic 718.

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

Forward-Looking Statements

This report contains, in addition to historical information, certain information, assumptions and discussions that may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have made these statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected or anticipated. Although we believe our assumptions underlying our forward-looking statements are reasonable as of the date of this report, we cannot assure you that the forward-looking statements set out in this report will prove to be accurate. We typically identify these forward-looking statements by the use of forward-looking words such as “expect,” “potential,” “continue,” “may,” “will,” “should,” “could,” “would,” “seek,” “intend,” “plan,” “estimate,” “anticipate” or the negative version of those words or other comparable words. Forward-looking statements contained in this report include, but are not limited to, statements about:

•	Whether we will obtain in a timely manner clearance from the Food and Drug Administration to sell, market and distribute our MASCT System, which we also refer to as the ForeCYTE Breast Aspirator;

•	our ability to successfully re-launch our ForeCYTE Breast Aspirator and NAF cytology test;

•	the estimated costs associated with our product recall;

•	our ability to successfully sell our products and services at currently expected prices or otherwise at prices acceptable to us;

•	our ability to successfully develop and commercialize new tests, tools and treatments currently in development and in the time frames currently expected;

•	our ability to maintain our business relationships, including with our distributors, suppliers and customers, while we are undergoing the recall we commenced in October 2013 and while we seek additional regulatory clearance to market, sell and distribute our ForeCYTE Breast Aspirator and NAF cytology test;

•	our ability to engage third-party suppliers to manufacture the ForeCYTE Breast Aspirator, Microcatheter System, other devices under development and their components at quantities and costs acceptable to us;

•	our ability to satisfy ongoing FDA requirements for the ForeCYTE Breast Aspirator, NAF cytology test and Microcatheter System and to obtain regulatory approvals and/or clearances for our other products and services in development, including our ability to timely and adequately respond to and ultimately close-out the Warning Letter we received from the FDA on February 21, 2013, and the inspectional observations and discussion points we received March 14, 2014 and any issues resulting therefrom;

•	our ability to defend the securities class action law suit filed against us on October 10, 2013, and other similar complaints that may be brought in the future, in a timely manner and within the coverage, scope and limits of our insurance policies;

•	the benefits and clinical accuracy of NAF cytology test and ArgusCYTE tests and whether any product or service that we commercialize is safer or more effective than competing products and services;

•	our ability to establish and maintain intellectual property rights covering our products and services;

•	the willingness of health insurance companies, including those who are members of the MultiPlan, FedMed and HealthSmart networks, and other third-party payors to approve our products and services for coverage and reimbursement;

•	our ability to establish and maintain an independent sales representative force, including with our current and future distributors and their sub-distributors, to market our products and services that we may develop, both regionally and nationally;

•	our expectations regarding, and our ability to satisfy, federal, state and foreign regulatory requirements;

•	the accuracy of our estimates of the size and characteristics of the markets that our products and services may address;

•	our expectations as to future financial performance, expense levels and liquidity sources;

•	our ability to attract and retain key personnel; and

•	our ability to sell additional shares of our common stock to Aspire Capital under the terms of our purchase agreement with them.

These and other forward-looking statements made in this report are presented as of the date on which the statements are made. We have included important factors in the cautionary statements included in this report, particularly in the section titled “RISK FACTORS,” that we believe could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any new information, future events or circumstances that may affect our business after the date of this report. Except as required by law, we do not intend to update any forward-looking statements after the date on which the statement is made, whether as a result of new information, future events or circumstances or otherwise.

Company Overview

We are a healthcare company focused on improving breast health through the development of a suite of laboratory developed tests (LDTs), medical devices and therapeutics.  Our laboratory tests are being developed by our subsidiary, The National Reference Laboratory for Breast Health, Inc. (the NRLBH), and are intended to address each of the four stages of the breast health care path: the cytological analysis of nipple aspirate fluid (NAF); the cytological analysis of ductal lavage fluid collected from each individual breast duct with our proprietary microcatheters; the profiling of newly diagnosed breast cancers through the determination of gene expression profiles in breast cancer biopsy tissue; and the monitoring of breast cancer survivors for pre-clinical recurrence through a blood test for circulating tumor cells.

Our medical devices under development include the ForeCYTE Breast Aspirator (510(k) pending, not for sale in the United States.) intended for the collection of NAF for cytological testing at a laboratory, intra ductal microcatheters for the collection of ductal lavage fluid and for the potential administration of a targeted therapeutic, and various tools for potential use by breast surgeons.  Our ForeCYTE Breast Aspirator (previously called the MASCT System) was launched nationally in early 2013 and was recalled in October 2013.  It will not be re-launched in the United States unless and until we receive additional regulatory clearance from the FDA. We submitted a new 510(k) for the ForeCYTE Breast Aspirator on December 23, 2013; we received questions from the FDA regarding this submission on February 28, 2014 and are in process of addressing such questions as of the date of this report.

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

(2)  Introduce our other Laboratory Tests and other Medical Devices along the Care Path:  We plan to make each of NRLBH’s individual laboratory tests and medical devices available to healthcare providers by completing any necessary development and obtaining any necessary regulatory clearances and/or approvals.

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

From our inception (April 30, 2009) through our recall in October, 2013, we have received, processed, and reported the results to physicians from approximately 2,808 NAF samples processed and reported with our NAF cytology test (representing 1,404 patients). From inception through March 31, 2014, we have generated $1,140,024 in product and service revenue. We incurred net losses of $2,411,531 for the three months ended March 31, 2014 and $22,928,145 since inception.  We have not yet established an ongoing source of revenue sufficient to cover our operating costs and allow us to continue as a going concern. Our ability to continue as a going concern is dependent on obtaining adequate capital to fund operating losses until we become profitable. We plan to obtain additional capital resources by: selling our equity securities; if cleared by the FDA, selling the ForeCYTE Breast Aspirator and generating laboratory service revenue from our tests performed by the NRLBH; and borrowing from stockholders or others when needed. However, we cannot assure you that we will be successful in accomplishing any of these plans and, if we are unable to obtain adequate capital, we could be forced to cease operations.

Our Voluntary Product Recall

On October 4, 2013, we initiated a voluntary recall to remove the MASCT device (which was also called the “ForeCYTE Test” prior to the recall) from the market. This voluntary recall includes the MASCT System Kit and Patient Sample Kit. The vast majority of these products (approximately ninety percent) were in inventory with our distributors and the remaining quantities were at customer sites across the United States. As of the date of this report, the recall has been substantially completed.

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

We submitted a new 510(k) application to the FDA on December 23, 2013 for the ForeCYTE Breast Aspirator which is intended for use in the collection of nipple aspirate fluid for cytological testing. On February 28, 2014, we received a request from the FDA to submit additional information in support of the application.  We have until August 20, 2014 to respond to the FDA. We cannot market or distribute the ForeCYTE Breast Aspirator within the United States until we receive clearance for this device from the FDA.

As of March 31, 2014, we have incurred cumulative actual recall expenses of $339,042 and have recorded $96,201 as a contingent liability related to the estimated remaining costs of the recall, including the estimated costs of pursuing the additional 510(k) clearance.  The recall and 510(k) process may take longer than expected; for example the FDA may require additional actions that we have not anticipated.  As a result, we may incur costs that we have not anticipated.  Accordingly, the actual amount of the loss contingency for the recall may be higher than we currently expect.  Prior to the commencement of the recall in October 2013, substantially all of our revenue was from sales of the MASCT System and patient collection kits and from testing services performed by our laboratory.  As a result of the recall of the MASCT System and patient collection kits, we have ceased generating product revenue. Our laboratory services revenue has also virtually ceased as of October 2013.

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

Commercial Lease Agreements

 On March 4, 2011, the Company entered into a commercial lease agreement with Sanders Properties, LLC for office space located in Seattle, WA. The lease terminated on March 31, 2014 and provides for monthly rent of $1,100 and a security deposit of $1,500. On March 20, 2014, the Company entered into a new agreement with Sanders properties which extends the terms of the lease through March 31, 2015 with a monthly rent of $1,150.

On December 9, 2011, the Company entered into another commercial lease agreement with Fred Hutchinson Research Center for lab and office space located in Seattle, WA. The lease provides for monthly rent of $16,395 for the period from February 24, 2012 to August 31, 2012, $19,923 for the period from September 1, 2012 to August 31, 2013, and $20,548 for the period from September 1, 2013 to November 29, 2014. The security deposit of $32,789 was paid in March 2012 and recorded as Security Deposit on the consolidated balance sheet. In July 2013, the Company entered into an agreement with ARE LLC (Alexandria) to lease additional office spaces in our existing building under a separate lease agreement. The lease is from August 2013 through November 2014, and the gross rent is $ 4,800 per month. For the three months ended March 31, 2014, the Company incurred $65,605 of rent expense for the lease, which included leasing office management expenses.

 On March 24, 2014, the Company entered into another commercial lease agreement with ARE LLC (Alexandria) for the Company’s laboratory space which extends the term of the existing lease with Fred Hutchison Research Center which expires in November 2014 through November 30, 2016. The lease provides for monthly rent payments of $22,736 from December 2014 through November 2015 and $23,258 from December 2015 through November 2016. As of March 31, 2014, the Company incurred and recorded security deposits of $25,000.

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

Revenue Recognition:

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

Accounts Receivable:

Accounts receivable are recorded at net realizable value consisting of the carrying amount less allowance for doubtful accounts, as needed. The Company assesses the collectability of accounts receivable based primarily upon the creditworthiness of the customer as determined by credit checks and analysis, as well as the customer’s payment history. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends, and changes in customer payment patterns to evaluate the adequacy of these reserves. The Company’s allowance for doubtful accounts as of March 31, 2014 and December 31, 2013 was $382,721 and $354,861, respectively.

Inventory:

The Company’s inventories are stated at lower of cost or market. Cost is determined on a moving-average basis. Costs of inventories include purchase and related costs incurred in delivering the products to their present location and condition. Market value is determined by reference to selling prices after the balance sheet date or to management’s estimates based on prevailing market conditions. Inherent in the lower of cost or market calculation are several significant judgments based on a review of the aging of the inventory, inventory movement of products, economic conditions, and replacement costs. Management periodically evaluates the composition of its inventories at least quarterly to identify slow-moving and obsolete inventories to determine if any valuation allowance is required. During the course of our recall commenced in October 2013, we have recalled a substantial number of MASCT Systems. Based on management’s assessment of those devices and the pending FDA clearance, management decided to establish 100% allowance for valuation reserve on all MASCT Systems, and recorded $149,946 of losses on obsolete inventory as of and for the year ended December 31, 2013. During the quarter ended March 31, 2014 management identified no additional slow moving or obsolete inventory. The Company outsources product manufacturing to outside manufacturer contactors.  The ownership of the goods transfers from the manufacturer to the Company’s customer at the time the products are shipped to the customers. As of March 31, 2014 and December 31, 2013, inventories amounted to $0 after netting of the above valuation allowance.

 The Company provides, either directly or through distributors, the NAF cytology testing specimen collection kits to doctors with our MASCT System for doctors to collect specimens that are returned to the NRLBH or other laboratories for diagnostic analysis. These collection kits are considered part of the MASCT System. During the initial marketing phase, we decided to distribute the kits to customers at no cost and bundle them with the MASCT pumps, and has not intended to deem the collection kits as a primary product line due to their nominal cost and value per unit. As a result, the kits are immediately expensed and recorded as selling expense upon purchasing of the kits.

Use of Estimates:

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

Property, plant, and equipment:

Property, plant and equipment are stated at cost less accumulated depreciation.  Expenditures for maintenance and repairs are charged to earnings as incurred; additions, renewals and betterments are capitalized.  When property, plant and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations

The Company applies the provisions of FASB ASC Topic 360 (ASC 360), “Property, Plant, and Equipment” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with ASC 360, at least on an annual basis. ASC 360 requires the impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. For the three months ended March 31, 2014 and year ended December 31, 2013 $0 and $158,292 was assessed and recorded as impairment on long-life assets.

Intangible Assets:

Intangible assets consist of intellectual property and software acquired. At least annually, we evaluate purchased intangibles for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Estimating future cash flows related to an intangible asset involves significant estimates and assumptions. If our assumptions are not correct, there could be an impairment loss or, in the case of a change in the estimated useful life of the asset, a change in amortization expense. There was no impairment of intangible assets as of and for the three months ended March 31, 2014 and year ended December 31, 2013, respectively.

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

Results of Operations

Three Months Ended March 31, 2014 and 2013

Revenue and Cost of Goods Sold.  For the three months ended March 31, 2014, revenue totaled $24,124, consisting of additional cash collected in excess of the amounts we accrued previously at the Medicare rates. Total revenue for the three months ended March 31, 2013 was $182,670, consisting of $169,230 in diagnostic service revenue and $13,440 for product sales. Cost of revenue totaled $0 for the three months ended March 31, 2014, compared to $66,464 in the same periods in 2013. The Company has recognized virtually no revenue or cost of revenue since the voluntary recall in October 2013.

 For the three months ended March 31, 2014, gross profit totaled $24,124, compared to $116,206 in the same period in 2013. Loss on reduction of inventory to lower of cost or market or obsolete inventory was $0 for the three months ended March 31, 2014.

Operating Expenses. For the three months ended March 31, 2014, total operating expenses were $2,435,049 consisting of G&A expenses of $1,774,708, research and development expenses of $422,503, and selling expenses of $237,838, representing an increase of $377,410, or 18% from $2,057,639 in the same period in 2013, consisting of G&A expenses of $1,564,872, research and development expenses of $220,192, and selling expenses of $272,575.

 We expect that our G&A and selling expenses will continue to increase in the foreseeable future, and if we successfully relaunch the ForeCYTE Breast Aspirator and our related laboratory service offerings, we would also begin to incur additional sales and marketing expenses as we continue building a regional, and ultimately national, sales force.

Selling Expenses. Selling expenses for the three months ended March 31, 2014 were $237,838, a decrease of $34,737, or 13%, from $272,575 for the three months ended March 31, 2013. Selling expense for the three months ended March 31, 2014 consisted primarily of $151,834 in selling and marketing professional fees and $86,003 in salaries and bonuses. Selling expenses decreased as a result of the voluntary recall in October 2013. We expect selling expenses will increase when we receive the FDA clearance and prepare for and execute the relaunch of ForeCYTE Breast Aspirator and NAF cytology test.

 Research and Development Expenses. Research and Development expenses for the three months ended March 31, 2014 were $422,503, an increase of $202,311, or 92%, from $220,192 for the three months ended March 31, 2013. The increase in R&D expenses over the three months ended March 31, 2013 is attributed to additional R&D expenditures in 2014 on the development of our products, tests and therapeutic programs in the pipeline. We expect that our R&D expenses will continue to increase as we add additional full time employees and incur additional costs to continue the development of our products and services under development throughout 2014.

General and Administrative Expenses. G&A expenses for the three months ended March 31, 2014 were $1,774,708, an increase of $209,836, or 13%, from $1,564,872 in the same period in 2013. The G&A expenses for the three months ended March 31, 2014 consisted primarily of $665,136 in salaries and bonus expenses, $238,497 in legal and regulatory expenses, $169,763 in consulting expenses, $44,026 in travel expenses, and $132,792 in insurance expenses.  G&A expenses for the three months ended March 31, 2013 were $1,564,872 which primarily consisted of $545,793 in salaries and bonus expenses, $177,947 in legal expenses, $279,286 in consulting and professional fee expenses, $76,634 in accounting expenses, $20,485 in travel expense, $42,041 in payroll taxes, and $93,374 in insurance expenses.

The increase in 2014 G&A expenses over 2013 was primarily attributable to an increase in salaries and employees benefits, travel expenses, cost of insurance, and legal and professional fees. We expect our G&A expenses to continue to grow as we hire additional administrative and manufacturing personnel as we prepare for and execute on the relaunch of the ForeCYTE Breast Aspirator, and our other products under development and as we incur additional costs associated with being a publicly traded company.

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

Cash Flows

For the three months ended March 31, 2014, we incurred a net loss of $2,411,531. Net cash used in operating activities was $2,603,989, net cash used in investing activities was $102,966 and net cash provided by financing activities was $12,955,745.

Funding Requirements

We expect to incur substantial expenses and generate ongoing operating losses for the foreseeable future as we prepare for the scale-up manufacturing and relaunch of the ForeCYTE Breast Aspirator, complete the development of and launch the ArgusCYTE test and NextCYTE tests, and other devices in the pipeline and start the development of our planned therapeutic programs. We expect our existing capital resources as of the date of this report to be sufficient to fund our planned operations for the remainder of 2014. If we are unable to raise additional capital when needed, however, we could be forced to curtail or cease operations. Our future capital uses and requirements depend on numerous forward-looking factors. These factors include the following:

•	the time and expense needed to relaunch the ForeCYTE Breast Aspirator;

•	the expense associated with building a network of sales representatives to market the ForeCYTE Breast Aspirator, and NAF cytology tests, NextCYTE test, ArgusCYTE test and our planned therapeutic programs; and

•	the degree and speed of patient and physician acceptance of our products and the degree to which third-party payors approve the tests for reimbursement.

Since inception (April 30, 2009) through March 31, 2014, we have generated $1,140,024 in revenue. We do not expect to generate significant revenue until we receive FDA clearance to market the ForeCYTE Breast Aspirator. We expect our continuing operating losses to result in increases in cash used in operations over at least the next year. Although we expect our existing resources as of the date of this report, to be sufficient to fund our planned operations through 2014, we may require additional funds earlier than we currently expect to successfully commercialize the ForeCYTE Breast Aspirator. Because of the numerous risks and uncertainties associated with the development and commercialization of the ForeCYTE Breast Aspirator and our other devices, tests and therapeutics in the pipeline, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated research and development activities and commercialization efforts.

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

ITEM 3. QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2014, our principal executive officer and principal financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The Company is reasonably confident in its defenses to Mr. Kelly’s and Mr. Cononi’s claims. Consequently, no provision or liability has been recorded for these claims as of March 31, 2014. However, it is at least reasonably possible that the Company’s estimate of liability may change in the near term. Any payments by reason of an adverse determination in this matter will be charged to earnings in the period of determination.

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

On February 14, 2014, the Court appointed plaintiffs Miko Levi, Bandar Almosa and Gregory Harrison (collectively, the “Levi Group”) as lead plaintiffs, and approved their selection of co-lead counsel and liaison counsel.  The Court also amended the caption of the case to read In re Atossa Genetics, Inc. Securities Litigation. No. 2:13-cv-01836-RSM.  An amended complaint was filed on April 15, 2014.

We believe this complaint is without merit and plan to defend ourselves vigorously.   Failure by us to obtain a favorable resolution of the claims set forth in the complaint could have a material adverse effect on our business, results of operations and financial condition.  Currently, the amount of such material adverse effect cannot be reasonably estimated, and no provision or liability has been recorded for these claims as of March 31, 2014. The costs associated with defending and resolving the complaint and ultimate outcome cannot be predicted.  These matters are subject to inherent uncertainties and the actual cost, as well as the distraction from the conduct of our business, will depend upon many unknown factors and management’s view of these may change in the future.

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

There has been no material changes to the risk factors described in the Company’s Annual Report on Form 10-K, as filed with the SEC on March 27, 2014, except for the following items which have been updated.

Anticipated liquidity issues in the next four to twelve months.

For the quarter ended March 31, 2014, we generated no revenue and we incurred a net loss of $2,411,531. Through March 31, 2014, we had an accumulated deficit of approximately $22.9 million. We expect that our existing resources will be sufficient to fund our planned operations through 2014. We have not yet established an ongoing source of revenue sufficient to cover our operating costs and allow us to continue as a going concern. Our ability to continue as a going concern is dependent on obtaining adequate capital to fund operating losses until we become profitable. We may not receive FDA clearance to relaunch ForeCYTE Breast Aspirator and other sources of capital may not be available when we need them or on acceptable terms. For example, we may not be able to raise capital by selling Common Stock to Aspire because the Aspire registration statement may not remain effective. If we are unable to raise in a timely fashion the amount of capital we anticipate needing, from Aspire or otherwise, we would be forced to curtail or cease operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

 None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On May 12, 2014, Ben Chen, Sr. Vice President Global Regulatory Affairs and Quality Assurance, resigned from the Company. The Company is actively seeking a replacement.

ITEM 6. EXHIBITS

(a)	Exhibits

10.1#	Offer Letter Agreement with Peter Carbonaro dated May 23, 2013.

10.2#	Offer Letter Agreement with Chris Destro dated November 12, 2012.

31.1	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of Steven C. Quay

31.2	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of Kyle Guse

32.1	Certification pursuant to 18 U.S.C. Section 1350 of Steven C. Quay

32.2	Certification pursuant to 18 U.S.C. Section 1350 of Kyle Guse

101*	Interactive Data Files pursuant to Rule 405 of Regulation S-T

# Indicates management contract or compensatory plan, contract or arrangement.

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

Date: May 14, 2014

/s/ Steven C. Quay

President and Chief Executive Officer
(On behalf of the Registrant)

/s/ Kyle Guse
Kyle Guse
Chief Financial Officer, General Counsel and Secretary
(As Principal Financial and Accounting Officer)

