Form 10-Q/A
period 2014-09-30
ATOSSA GENETICS INC
filed 2015-05-06
CIK 1488039

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q/A

Amendment No. 1

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number: 001-35610

ATOSSA GENETICS INC.

(Exact name of registrant as specified in its charter)

Delaware	26-4753208
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2345 Eastlake Ave. East, Suite 201	98102
Seattle, WA	(Zip Code)
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding at March 31, 2015 was 27,217,257.

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-Q/A (the “Amended Filing”) to our quarterly report on Form 10-Q for the period ended September 30, 2014, originally filed on November 12, 2014, (the “Original Filing”) to restate the exhibits and exhibit index set forth in Part II, Item 6 of the Original Filing. Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amended Filing restates in its entirety Item 6 of the Original Filing and contains new certifications pursuant to Rule 13a-14(a)/15d-14(a), which are filed herewith. Because no financial statements have been included in this Amended Filing and this Amended Filing does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of such certifications have been omitted.

No other changes have been made to the Original Filing. This Amended Filing speaks as of the original filing date of the Original Filing, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the Original Filing.

ITEM 6. EXHIBITS

Exhibits

10.2*	TME Master Service Agreement dated September 1, 2014 between Targeted Medical Education (TME) and NRLBH

31.1**	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of Steven C. Quay

31.2**	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of Kyle Guse

101*	Interactive Data Files pursuant to Rule 405 of Regulation S-T

*	Previously filed as an exhibit to the Company’s quarterly report on Form 10-Q for the period ended September 30, 2014, filed with the Securities and Exchange Commission on November 12, 2014.
**	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 5, 2015

/s/ Steven C. Quay
Steven C. Quay
President and Chief Executive Officer
(On behalf of the Registrant)

/s/ Kyle Guse
Kyle Guse
Chief Financial Officer, General Counsel and Secretary
(As Principal Financial and Accounting Officer)