Form 10-Q
period 2015-03-31
ATOSSA GENETICS INC
filed 2015-05-13
CIK 1488039

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding at May 11, 2015 was 27,217,257.

ATOSSA GENETICS INC.

FORM 10-Q

QUARTERLY REPORT

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ATOSSA GENETICS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2015	2014
	(Unaudited)
Assets

Current assets
Cash and cash equivalents	$9,728,369	$8,500,718
Accounts receivable, net	1,280,209	297,958
Prepaid expense	263,763	247,207
Inventory, net	94,628	39,788
Total current assets	11,366,969	9,085,671

Furniture and equipment, net	381,590	357,532
Intangible assets, net	1,877,755	1,920,645
Deferred financing costs	-	351,961
Other assets	176,551	48,193
Total assets	$13,802,865	$11,764,002

Liabilities and Stockholders' Equity

Current liabilities
Accounts payable	$966,208	$594,357
Accrued expenses	1,117,932	444,861
Payroll liabilities	1,279,528	1,056,705
Short-term lease obligations	79,974	76,025
Other current liabilities	42,914	42,228
Total current liabilities	3,486,556	2,214,176

Deferred rent, net of current portion	7,227	2,483
Long-term lease obligations	25,230	49,216
Total liabilities	3,519,013	2,265,875

Commitments and contingencies (note 13)

Stockholders' equity
Preferred stock - $.001 par value; 10,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock - $.001 par value; 75,000,000 shares authorized, 27,217,257 and 24,564,058 shares issued and outstanding	27,217	24,564
Additional paid-in capital	48,766,466	44,648,103
Accumulated deficit	(38,509,831)	(35,174,540)
Total stockholders' equity	10,283,852	9,498,127

Total liabilities and stockholders' equity	$13,802,865	$11,764,002

The accompanying notes are an integral part of these condensed consolidated financial statements

ATOSSA GENETICS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended March 31 ,
	2015	2014
Revenue
Diagnostic testing services	$1,872,798	$24,124
Product sales	470	-
Total revenue	1,873,268	24,124

Cost of revenue
Diagnostic testing services	1,206,312	-
Product sales	1,642	-
Total cost of revenue	1,207,954	-
Gross profit	665,314	24,124
Selling expenses	546,854	237,838
Research and development expenses	797,225	422,503
General and administrative expenses	2,605,111	1,774,708
Total operating expenses	3,949,190	2,435,049
Operating loss	(3,283,876)	(2,410,925)
Interest income	279	143
Interest expense	1,784	749
Other losses	49,910	-
Loss before income taxes	(3,335,291)	(2,411,531)
Income taxes	-	-
Net loss	$(3,335,291)	$(2,411,531)
Loss per common share - basic and diluted	$(0.13)	$(0.10)
Weighted average shares outstanding, basic and diluted	24,916,867	24,419,060

The accompanying notes are an integral part of these condensed consolidated financial statements.

ATOSSA GENETICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity

Balance at December 31, 2014	24,564,058	$24,564	$44,648,103	$(35,174,540)	$9,498,127

Issuance of common shares for cash	2,653,199	2,653	4,289,696	-	4,292,349
Amortization of deferred financing costs	-	-	(351,961)	-	(351,961)
Compensation cost for stock options granted to executives and employees	-	-	180,628	-	180,628
Net loss for the three months ended March 30, 2015	-	-	-	(3,335,291)	(3,335,291)
Balance at March 31, 2015	27,217,257	$27,217	$48,766,466	$(38,509,831)	$10,283,852

The accompanying notes are an integral part of these condensed consolidated financial statements.

ATOSSA GENETICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2015		2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss		$(3,335,291)	$(2,411,531)
Compensation cost for stock options granted		180,628	230,181
Depreciation and amortization		84,867	125,097
Bad debt expense		218,482	27,860
Changes in operating assets and liabilities:
Accounts receivable		(1,200,733)	19,796
Inventory		(54,840)	-
Prepaid expenses		(16,556)	(245,178)
Increase in other assets		(128,359)	(24,863)
Accounts payable		371,851	42,944
Payroll liabilities		222,823	(150,504)
Deferred rent		4,744	(13,134)
Accrued expenses		653,034	(75,905)
Product recall liability		-	(115,292)
Other current liabilities		687	(13,460)
Net cash used in operating activities		(2,998,663)	(2,603,989)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of furniture and equipment		(54,860)	(2,966)
Purchase of intangible assets		(11,175)	(100,000)
Net cash used in investing activities		(66,035)	(102,966)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from issuance of common stock and warrants		4,292,349	12,955,745
Net cash provided by financing activities		4,292,349	12,955,745

NET INCREASE IN CASH AND CASH EQUIVALENTS		1,227,651	10,248,790
CASH AND CASH EQUIVALENTS, BEGINNING BALANCE		8,500,718	6,342,161
CASH AND CASH EQUIVALENTS, ENDING BALANCE		$9,728,369	$16,590,951

SUPPLEMENTAL DISCLOSURES:
Interest paid		$1,784	$749
NONCASH INVESTING AND FINANCING ACTIVITIES:
Noncash reclass of prepaid license fees	$		15,000
Amortization of commitment shares		$351,961	$75,000

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

In December 2011, the Company established The National Reference Laboratory for Breast Health, Inc., or NRLBH, as a wholly-owned subsidiary which performs the Company’s NAF cytology test on NAF specimens including those collected with the MASCT System. The NRLBH is certified by College of American Pathologists (CAP) and by Clinical Laboratory Improvement Amendments (CLIA). The current version of the MASCT System is called the ForeCYTE Breast Aspirator. The NRLBH is providing other test services, including the pharmacogenomics test which provides physicians with genetic information that can be used to guide therapeutic decisions and may mitigate the incidence of costly adverse drug reactions and improve efficiencies.

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

NOTE 2: GOING CONCERN

The Company’s consolidated financial statements are prepared using generally accepted accounting principles in the United States of America (“GAAP”) applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses and negative operating cash flows since inception. For the three months ended March 31, 2015, the Company recorded a net loss of approximately $3.3 million and used approximately $3.0 million of cash in operating activities. As of March 31, 2015, the Company had approximately $9.7 million in cash and cash equivalents and working capital of approximately $7.9 million. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. The Company can give no assurances that any additional capital that it is able to obtain, if any, will be sufficient to meet its needs, or that any such financing will be obtainable on acceptable terms. If the Company is unable to obtain adequate capital, it could be forced to cease operations or substantially curtail is commercial activities. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities should the Company be unable to continue as a going concern.

Management’s Plan to Continue as a Going Concern

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plans to obtain such resources for the Company include (1) obtaining capital from the sale of its equity securities during 2015, (2) sales of the ForeCYTE and FullCYTE Breast Aspirators and laboratory service revenue in 2015 , and (3) short-term borrowings from the banks, stockholders or related party(ies), if needed. However, management cannot provide any assurance that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually to secure other sources of financing and attain profitable operations.

NOTE 3: SUMMARY OF ACCOUNTING POLICIES

Basis of Presentation:

The accompanying condensed consolidated financial statements have been prepared pursuant to the rules of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures, normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles ("GAAP"), have been condensed or omitted pursuant to those rules and regulations. The Company believes disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary to fairly state the financial position, results of operations and cash flows with respect to the interim condensed consolidated financial statements have been included. The results of operations for the interim periods are not necessarily indicative of the results of operations for the entire fiscal year. Reference is made to the Company’s audited annual financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2014, which contain information useful to understanding the Company's business and financial statement presentations. The Condensed Consolidated Balance Sheet as of December 31, 2014 was derived from the Company's most recent audited financial statements, but does not include all disclosures required by GAAP for a year-end balance sheet. The Company’s significant accounting policies and practices are presented as Note 3 to the consolidated financial statements included in the Annual Report. The accompanying condensed consolidated financial statements include the financial statements of Atossa Genetics Inc. and its wholly-owned subsidiary NRLBH. All significant intercompany account balances and transactions have been eliminated in consolidation. These condensed consolidated financial statements have been prepared in accordance with GAAP.

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

Recently Issued Accounting Pronouncements:

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers: Topic 606 (“ASU 2014-09”), to supersede nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing GAAP including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 is effective for the Company in the first quarter of 2017 using either of two methods: (i) retrospective to each prior reporting period presented with the option to elect certain practical expedients as defined within ASU 2014-09; or (ii) retrospective with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application and providing certain additional disclosures as defined per ASU 2014-09. The Company is currently evaluating the impact of its pending adoption of ASU 2014-09 on its consolidated financial statements.

In August, 2014, FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This ASU requires management to determine whether substantial doubt exists regarding the entity’s going concern presumption, which generally refers to an entity’s ability to meet its obligations as they become due. If substantial doubt exists but is not alleviated by management’s plan, the footnotes must specifically state that “there is substantial doubt about the entity’s ability to continue as a going concern within one year after the financial statements are issued.” In addition, if substantial doubt exists, regardless of whether such doubt was alleviated, entities must disclose: (a) principal conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern (before consideration of management’s plans, if any); (b) management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations; and (c) management’s plans that are intended to mitigate the conditions or events that raise substantial doubt, or that did alleviate substantial doubt, about the entity’s ability to continue as a going concern. If substantial doubt has not been alleviated, these disclosures should become more extensive in subsequent reporting periods as additional information becomes available.  In the period that substantial doubt no longer exists (before or after considering management’s plans), management should disclose how the principal conditions and events that originally gave rise to substantial doubt have been resolved.  The ASU applies prospectively to all entities for annual periods ending after December 15, 2016, and to annual and interim periods thereafter.  Early adoption is permitted. The Company has not yet adopted the provisions of ASU 2014-15.

NOTE 4: PREPAID EXPENSES

Prepaid expenses consisted of the following:

	March 31, 2015	December 31, 2014
Prepaid insurance	103,649	87,633
Prepaid hardware and software	41,313	38,268
Retainer and security deposits	25,000	25,000
Lab supplies	6,804	14,976
Tradeshow and other marketing events	5,995	50,000
Other	81,002	31,330
Total prepaid expenses	$263,763	$247,207

NOTE 5: FURNITURE AND EQUIPMENT

Furniture and equipment consisted of the following:

	March 31, 2015	December 31, 2014
Machinery and equipment	$574,848	$522,813
Leasehold improvements	96,491	93,665
Furniture and equipment	671,339	616,478
Less: Accumulated depreciation	(289,749)	(258,946)
Total furniture and equipment	$381,590	$357,532

Depreciation expense for the three months ended March 31, 2015 and 2014 was $30,802 and $21,171, respectively.

NOTE 6: INTANGIBLE ASSETS

Intangible assets consisted of the following:

	March 31,	December 31,
	2015	2014
Patents	$1,630,000	$1,630,000
Capitalized license costs	200,000	200,000
Software	214,212	203,038
Intangible assets	2,044,212	2,033,038
Less: Accumulated amortization	(166,457)	(112,393)
Total intangible assets, net	$1,877,755	$1,920,645

Intangible assets amounted to $1,877,755 and $1,920,645 as of March 31, 2015 and December 31, 2014, respectively, and consisted of patents, capitalized license costs and software acquired. The amortization period for the purchased software is 3 years. Amortization expense related to software for the three months ended March 31, 2015 and 2014 was $11,811 and $8,761, respectively.

Patents amounted to $1,630,000 as of March 31, 2015 and December 31, 2014, and mainly consisted of patents acquired from Acueity on September 30, 2012 in an asset purchase transaction. Patent assets are amortized based on their determined useful life, and tested annually for impairment. The amortization period was from 7 to 12 years. Amortization expense related to patents was $37,254 and $93,497 for the three months ended March 31, 2015 and 2014, respectively.

Capitalized license costs consist of fees paid to A5 Genetics KFT, Corporation, pursuant to which the Company received the world-wide (other than the European Union) exclusive license to use the software in the NextCYTE test. Amortization expense related to license costs was $5,000 and $1,668 for the three months ended March 31, 2015 and 2014, respectively.

Future estimated amortization expenses as of March 31, 2015 for the five succeeding years is as follows:

For the Year Ending December 31,	Amounts
2015 (includes the remainder of the year)	$163,126
2016	228,529
2017	197,168
2018	169,325
2019	169,015
Thereafter	950,592
$1,877,755

NOTE 7: PAYROLL LIABILITIES:

Payroll liabilities consisted of the following:

	March 31, 2015	December 31, 2014
Accrued bonus payable	$896,884	$752,828
Accrued payroll liabilities	157,959	109,653
Accrued payroll tax liabilities	224,685	194,224
Total payroll liabilities	$1,279,528	$1,056,705

NOTE 8: ACCRUED EXPENSES:

Accrued expenses consisted of the following:

	March 31, 2015	December 31, 2014
Accrued commissions	$924,825	$174,398
Accrued expenses	138,144	254,126
Accrued royalties	54,963	16,337
Total accrued expenses	$1,117,932	$444,861

NOTE 9: STOCKHOLDERS’ EQUITY

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

2014 Public Offering of Common Stock and Warrants

On January 29, 2014, the Company closed a public offering of 5,834,234 units at the price of $2.40 per unit for total gross proceeds of approximately $14.0 million. Each unit consists of one share of common stock and a warrant to purchase 0.20 of a share of common stock (the “2014 Investor Warrants”). The 2014 Investor Warrants are exercisable at $3.00 per share and callable by the Company at $6.00 per share if certain conditions are met.

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

Warrants

The 2014 Warrants are exercisable at any time commencing after January 29, 2014 (the “Initial Exercise Date”). Subject to the call right described above, the 2014 Warrants shall expire and no longer be exercisable on the fifth anniversary of the Initial Exercise Date on November 29, 2018 (the “Expiration Date”). The 2014 Warrants cannot be exercised on a cashless basis. There are no redemption features embodied in the 2014 Warrants and they have met the conditions provided in current GAAP accounting standards for equity classification.

Outstanding Warrants

As of March 31, 2015, warrants to purchase 6,033,426 shares of common stock are outstanding including:

	Outstanding Warrants to purchase shares	Exercise price	Expiration date

2011 private placement	4,252,050	$1.25 - 1.60	June 23, 2016
Acueity warrants	325,000	5.00	September 30, 2017
2014 public offering	1,166,849	3.00	January 29, 2019
Placement agent fees for Company’s offerings	242,027	2.12 – 12.43	March - November, 2018
Outside consulting	47,500	$4.24	January 14, 2018
	6,033,426

From March 4, 2015 to March 31, 2015 we sold 2,653,199 shares of Common Stock to Aspire Capital under the November 8, 2013 agreement with them, with total gross proceeds to the Company of $4,292,349.

NOTE 10: NET LOSS PER SHARE

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

The following table sets forth the number of potential common shares excluded from the calculation of net loss per diluted share for the three-month ended March 31, 2015 and 2014 because the effect of them would be anti-dilutive since the Company recorded net losses for both periods:

	Three Months Ended March 31,
	2015	2014
Options to purchase common stock	4,354,418	2,246,651
Warrants to purchase common stock	6,033,426	4,775,550
Restricted stock units	-	-
	10,387,844	7,022,201

NOTE 11: INCOME TAXES

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

As a result of the Company’s cumulative losses, management has concluded that a full valuation allowance against the Company’s net deferred tax assets is appropriate. No income tax liabilities existed as of March 31, 2015 and December 31, 2014 due to the Company’s continuing operating losses.

NOTE 12: CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At March 31, 2015 and December 31, 2014, the Company had $9,478,369 and $8,250,718 in excess of the FDIC insured limit, respectively.

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

The future minimum payments for the Affymetrix capital lease are as follows:

Year Ending December 31,	Amount
2015	$53,045
2016	49,194
Total minimum lease payments	$102,239

A5 Software Development Commitment

On June 10, 2013 the Company entered into an irrevocable license and service agreement with A5 Genetics KFT, Corporation (“A5 Genetics”), pursuant to which the Company received the world-wide (other than the European Union) exclusive license to the software used in the NextCYTE test.  The Company has the right to prosecute patents related to this software, two of which the Company has filed in the United States.  The patent applications have been assigned to the Company. The Company paid a one-time fee of $100,000 to A5 Genetics in 2013 and in March 2014 the Company completed software validation and paid an additional $100,000 to A5 Genetics.  The Company is obligated to pay up to an additional $1.2 million to A5 Genetics upon receiving the regulatory clearance for the NextCYTE test. The Company must also pay a royalty of $50 for each NextCYTE test performed and a service fee of $65 for each NextCYTE test performed.  The NextCYTE test is still in validation stage and no royalty or service fees have been paid as of March 31, 2015. The agreement terminates on the later of June 10, 2023 or the expiration of the latest patents covering the software.

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

Targeted Medical Education (TME) Master Service Agreement

On September 1, 2014, the NRLBH entered into a three year agreement with TME Research LLC (TME) which requires TME to provide to the NRLBH 100 tissue specimens in connection with the development of the NextCYTE test. Fees payable to TME under the agreement includes $99,600 up front, $31,500 upon supplying the first 25 specimens and $31,500 at the time of final delivery of all specimens. The agreement is terminable with 60 days prior written notice or immediately upon a material breach. As of March 31, 2015, the Company has paid $162,600 in fees, which were recorded as R&D expenses.

Litigation and Contingencies

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

On February 14, 2014, the Court appointed plaintiffs Miko Levi, Bandar Almosa and Gregory Harrison (collectively, the “Levi Group”) as lead plaintiffs, and approved their selection of co-lead counsel and liaison counsel.  The Court also amended the caption of the case to read In re Atossa Genetics, Inc. Securities Litigation. No. 2:13-cv-01836-RSM.  An amended complaint was filed on April 15, 2014. The Company and other defendants filed motions to dismiss the amended complaint on May 30, 2014. On October 6, 2014 the Court granted defendants’ motion dismissing all claims against Atossa and all other defendants. On October 30, 2014, the Court entered a final order of dismissal. On November 3, 2014, plaintiffs filed a notice of appeal with the Court and have appealed the Court’s dismissal order to the U.S. Court of Appeals for the Ninth Circuit. On February 11, 2015, plaintiffs filed their opening appellate brief. Defendants filed an answer on April 13, 2015. If plaintiffs choose to file a reply brief in support of their appeal, it is due May 18, 2015. A hearing for the appeal has not been set.

The Company believes this lawsuit is without merit and plans to defend itself vigorously; however, failure by the Company to obtain a favorable resolution of the claims set forth in the complaint could have a material adverse effect on the Company’s business, results of operations and financial condition.  Currently, the amount of such material adverse effect cannot be reasonably estimated, and no provision or liability has been recorded for these claims as of March 31, 2015. The costs associated with defending and resolving the lawsuit and ultimate outcome cannot be predicted.  These matters are subject to inherent uncertainties and the actual cost, as well as the distraction from the conduct of the Company’s business, will depend upon many unknown factors and management’s view of these may change in the future.

NOTE 14: STOCK BASED COMPENSATION

Stock Options and Incentive Plan

On September 28, 2010, the Board of Directors approved the adoption of the 2010 Stock Option and Incentive Plan, or the 2010 Plan, to provide for the grant of equity-based awards to employees, officers, non-employee directors and other key persons providing services to the Company. Awards of incentive options may be granted under the 2010 Plan until September 2020. No other awards may be granted under the 2010 Plan after the date that is 10 years from the date of stockholder approval. An aggregate of 1,000,000 shares were initially reserved for issuance in connection with awards granted under the 2010 Plan, such number of shares to be subject to adjustment as provided in the plan and in any award agreements entered into by the Company under the plan, and upon the exercise or conversion of any awards granted under the plan. On January 1, 2012, 450,275 shares were added to the 2010 Plan and on January 1, 2013, 516,774 shares were added to the 2010 Plan, on January 1, 2014, 742,973 shares, on January 1, 2015, 983,362 shares were added to the 2010 plan as provided under the terms of the 2010 Plan.

The Company granted options to purchase 768,322 shares of common stock to employees and directors during the three months ended March 31, 2015. There are 743,966 options available for grant under the 2010 Plan as of March 31, 2015.

Compensation costs associated with the Company’s stock options are recognized, based on the grant-date fair values of these options, over the requisite service period, or vesting period. Accordingly, the Company recognized stock based compensation expense of $180,628 and $230,181 for the three months ended March 31, 2015 and 2014, respectively.

	Three Months Ended March 31,
	2015	2014

General and administrative	$129,360	$209,629
Research and development	18,970	4,627
Selling	32,298	15,926
Total stock compensation expense	$180,628	$230,181

The following table presents information concerning stock option grants for the three months ended March 31, 2015:

	Employees	Executives & Officers
Date of Grant	January –March 2015	January – March 2015

Fair value of common stock on date of grant	$1.19 – 1.59	$1.59
Exercise price of the options	$1.40 – 1.88	$1.88
Expected life of the options (years)	6.04-6.13	6.06
Dividend yield	0.00%	0.00%
Expected volatility	113.5- 115%	113.5%
Risk-free interest rate	1.64 – 1.79%	1.74%
Expected forfeiture per year (%)	10.00%	10.00%
Weighted average fair value of the options per unit	$1.56	$1.59

Options issued and outstanding as of March 31, 2015 and their activities during the three months then ended are as follows:

	Number of Underlying Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Contractual Life Remaining in Years	Aggregate Intrinsic Value
Outstanding as of January 1, 2015	3,675,634	$2.86		$344,000
Granted	768,322	1.56
Forfeited	(89,538)	0.70		51,750
Exercised	-	-
Outstanding as of March 31, 2015	4,354,418	2.71	8.20	$884,650
Exercisable as of March 31, 2015	1,494,728	4.21	6.23	$140,282
Vested and expected to vest (1)	3,967,136	$2.79	8.09	$797,960

(1) vested shares and unvested shares after a forfeiture rate is applied

At March 31, 2015, there were 2,859,690 unvested options outstanding and the related unrecognized total compensation cost associated with these options was $2,302,162. This expense is expected to be recognized over a weighted-average period of 3.16 years.

NOTE 15: SUBSEQUENT EVENTS

All subsequent events requiring recognition as of March 31, 2015 have been incorporated into these consolidated financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events”.

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

Many of our medical devices and the NRLBH’s laboratory services, as well as the breast health companion diagnostics, are currently under development and, if required by the FDA, we must receive additional regulatory clearances and/or approvals prior to marketing and commercialization. The current regulatory status of our devices and the laboratory tests offered by the NRLBH are indicated in the table below.

Summary of Our Products and Services

Our products and services currently being offered and currently under development consist primarily of the following:

	Product or Service	Regulatory Status	Primary Market	Commercialization Status
Laboratory Tests Offered or Being Developed by the NRLBH	Pharmacogenomics Test	Laboratory Developed Test (LDT); not FDA approved or cleared	United States	Launched October 2014
	NAF Cytology Test	LDT	United States	Launched December 2012
	NextCYTE Breast Cancer Test	LDT	United States	Validation Stage
	ArgusCYTE Breast Health Test	LDT	United States	Validation Stage
	Other Tests	Under Development	Various	N/A

Medical Devices	FullCYTE Breast Aspirator	FDA Cleared	United States	Launched March 2015
	ForeCYTE Breast Aspirator	CE Marked	EU and countries of EFTA	Launched March 2015
	FullCYTE Microcatheter to Collect Ductal Lavage Fluid for Cytology and/or Deliver Therapeutics	Additional FDA Clearance to be Sought	United States	Validation Stage
	Various Diagnostic Tools Including Microendoscopes	FDA Cleared; Additional Clearances may be Required	United States	Pre-launch; Evaluating Commercial Opportunities

Pharmaceuticals	Therapeutic to treat ductal hyperplasia, PED or high risk women	Pre-Clinical; Not approved by the FDA or any other foreign competent authorities	United States; Europe	Pre-clinical
	Therapeutic delivered via our microcatheter to treat DCIS	Pre-Clinical; Not approved by the FDA or any other foreign competent authorities	United States; Europe	Pre-clinical

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

Follow-up FDA Inspection

On March 14, 2014, the FDA completed a follow up inspection at our Seattle facility.  A Form 483 was provided to us at the conclusion of the inspection. In the FDA's most recent Form 483, five inspectional observations were identified. The FDA inspector also verbally identified five additional discussion points related to our product labeling prior to the recall of the MASCT System, sufficiency of the content of our then-pending 510(k) submission for the ForeCYTE Breast Aspirator and other compliance issues.  On March 26, 2014, we submitted a response to the FDA, which included our proposed corrective actions to address the FDA's observations and discussion points. Whether the FDA will accept our response is uncertain, particularly in light of the similar nature of certain of the current inspectional observations to previous inspectional observations. If the FDA does not agree with our proposed corrective actions, or accepts them but finds that we have not implemented them adequately, or if we otherwise are found to be out of compliance with applicable regulatory requirements at a later date, the FDA could initiate additional warning letter, or initiate without further notice an enforcement action, fines and penalties.  The FDA also may not clear our devices and services under development.  Any of the foregoing would have a material adverse effect on our business.

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

Critical Accounting Policies and Estimates

In our Annual Report on Form 10-K for the year ended December 31, 2014, we disclosed our critical accounting policies and estimates upon which our financial statements are derived. There have been no changes to these policies since December 31, 2014. Readers are encouraged to review these disclosures in conjunction with the review of this report.

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

Cost of Revenue

Cost of revenue consists of cost of diagnostic testing services and cost of product sales. Cost of diagnostic testing services primarily includes direct cost of material, direct labor, equipment, commissions, royalty and shipping costs to process the patient samples (including pathology, quality control analysis, and shipping charges to transport tissue sample) in our laboratory. Costs associated with performing the Company's tests are recorded as tests are processed. Costs recorded for tissue sample processing and shipping charges represent the cost of all the tests processed during the period regardless of whether revenue was recognized with respect to that test. Cost of product sales primarily includes manufacturing cost of our ForeCYTE and FullCYTE devices for sales to distributors, which is recorded upon transfer of ownership of the goods.

Accounts Receivable

Accounts receivable are recorded at net realizable value consisting of the carrying amount less allowance for doubtful accounts, as needed. The Company assesses the collectability of accounts receivable based primarily upon the creditworthiness of the customer as determined by credit checks and analysis, as well as the customer’s payment history. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends, and changes in customer payment patterns to evaluate the adequacy of these reserves. The Company’s allowance for doubtful accounts as of March 31, 2015 and December 31, 2014 was $317,094 and $564,456, respectively. Bad debt expense is included in general and administrative expense on the Company’s consolidated statements of operations. Bad debt expense was $218,481 and $27,860 for the three months ended March 31, 2015 and 2014, respectively.

 Results of Operations

Three Months Ended March 31, 2015 and 2014

Revenue and Cost of Revenue: For the three months ended March 31, 2015, we had total net revenue of $1,873,268, consisting of mainly pharmacogenomics testing, compared to $24,124 revenue in the same period in 2014 from additional cash collections on NAF cytology tests. We ceased generating any revenue from October 2013 through October 2014 due to our product recall. In March 2015, we began the launch of the FullCYTE Breast Aspirator in the U.S. and the ForeCYTE Breast Aspirator in the EU, focusing initially on the Netherlands, Germany, Switzerland, and the United Kingdom.

Total cost of revenue for the three months ended March 31, 2015 was $1,207,954 and consisted of costs relating to pharmacogenomics testing services; compared to $0 for the same period in 2014. Gross profit for the three months ended March 31, 2015 was $665,314 which was attributable to pharmacogenomics testing.

Operating Expenses: Total operating expenses were $3,949,190 for the three months ended March 31, 2015, consisting of general and administrative (G&A) expenses of $2,605,111, R&D expenses of $797,225, and selling expenses of $546,854 representing an increase of $1,514,141, or 62%, from $2,435,049 for the three months ended March 31, 2014, which consisted of G&A expenses of $1,774,708, R&D expenses of $422,503, and selling expenses of $237,838.

Selling Expenses: Selling expenses for the three months ended March 31, 2015 were $546,854, an increase of $309,016, or 130%, from $237,838 for the three months ended March 31, 2014. The increase in selling expenses is mainly due to increase in compensation expenses, travel, and advertisement as a result of ForeCYTE and FullCYTE launch and commercialization in Europe and the United States. We expect that our selling expenses will continue to increase during 2015, as we build a sales force in the United States and outside the United States to support the launch and commercialization of the ForeCYTE and FullCYTE Breast Aspirators and our laboratory service offerings. Selling expenses may also increase as we market and sell the services offered by the NRLBH, including NAF cytology tests, pharmacogenomics tests and potentially other tests.

General and Administrative Expenses: G&A expenses for the three months March 31, 2015 were $2,605,111, an increase of $830,403, or 47% from $1,774,708 for the same period in 2014. G&A expenses consists primarily of personnel and related benefit costs, facilities, professional services, insurance, and public company related expenses. The increase in G&A expenses is increased in compensation expenses, professional fees, and recruiting fees as we hired additional headcounts to support the launch of our new products; and an increase in bad debt expenses as a result of significant increases in revenue.

We expect our G&A expenses to continue grow as we hire additional administrative and manufacturing personnel to support the increased sales and operating activities as we commercialize the ForeCYTE Breast Aspirator and FullCYTE Breast Aspirator, pharmacogenomics testing and our other products and services under development and as we incur additional costs associated with being a publicly traded company.

Research and Development Expenses: R&D expenses for the year three months ended March 31, 2015 were $797,225, an increase of $374,722, or 89%, from the three months ended March 31, 2014. The increase in R&D expenses is attributed to additional R&D expenditures on the development of our new products and tests in the pipeline, including the FullCYTE Microcatheters and FullCYTE Breast Aspirator. We expect that our R&D expenses will continue to increase throughout 2015 as we add additional full time employees and incur additional costs to continue the development of our products and services under development, including the development of a potential pharmaceutical and conducting one or more clinical studies.

Liquidity and Capital Resources

We have a history of operating losses as we have focused our efforts on raising capital and building the MASCT System. The Company’s consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses and negative operating cash flows since inception. For the three months ended March 31, 2015, the Company recorded a net loss of approximately $3.3 million and used approximately $3.0 million of cash in operating activities. As of March 31, 2015, the Company had approximately $9.7 million in cash and cash equivalents and working capital of approximately $7.9 million. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. The Company can give no assurances that any additional capital that it is able to obtain, if any, will be sufficient to meet its needs, or that any such financing will be obtainable on acceptable terms. If the Company is unable to obtain adequate capital, it could be forced to cease operations or substantially curtail is commercial activities. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities should the Company be unable to continue as a going concern.

On March 27, 2013, we entered into a stock purchase agreement with Aspire Capital Fund, LLC, and pursuant to that agreement we sold common stock to Aspire from March 2013 through October 2013 for a total aggregate purchase price of $11,303,745.  On November 8, 2013, we terminated this stock purchase agreement and entered into a new agreement with Aspire which provides that we may sell common stock to Aspire under the terms and subject to the conditions and limitations set forth therein.  Under the new agreement, Aspire is committed to purchase up to an aggregate of $25 million of shares of our common stock over the 30 month term of the new agreement. On December 23, 2013, we sold $1 million of common stock to Aspire under this new agreement.

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

During the first quarter of 2015, we sold a total of 2,653,199 shares of Common Stock to Aspire Capital Fund LLC under the stock purchase agreement dated November 8, 2013 with aggregate gross proceeds to us of $4,292,349. No shares remain available for sale to Aspire under the terms of the November 8, 2013 agreement with them.

Our ability to continue as a going concern is dependent on our obtaining additional adequate capital to fund additional operating losses until we become profitable. If we are unable to obtain adequate capital, we could be forced to cease operations.

Medicare Reimbursement

The majority of the pharmacogenomics tests performed by the NRLBH have been for Medicare patients and at an average Medicare rate of approximately $1,100 per test. On May 7, 2015, the Medicare Administrative Contractor covering the region in which the NRLBH operates issued a local coverage determination, or LCD, that affects the Medicare reimbursement we expect to receive for our pharmacogenomics tests for tests performed on or after the effective date of the LCD which is June 22, 2015. The LCD provides that Medicare reimbursement will be provided for pharmacogenomics tests only for patients on a few specific drugs or for specific conditions at the reimbursement rate of $243 to $669 per test, depending on the drug and condition, which is lower than our historic average reimbursement. Most of the pharmacogenomics tests previously performed by the NRLBH have been for drugs and conditions for which Medicare reimbursement will not be available under the new LCD after it becomes effective. In response to this LCD, we plan to focus our pharmacogenomics sales and marketing efforts on commercial payors, rather than Medicare, and we plan to focus on the drugs and conditions for which reimbursement is available.

Cash Flows

As of March 31, 2015, we had cash and cash equivalents of $9,728,369.

Net Cash Flows from Operating Activities: Net cash used in operating activities was approximately $2,998,663 for the three months ended March 31, 2015, compared with $2,603,989 for the same period in 2014. The increase in cash used in operating activities of $394,674 resulted primarily from an increase in R&D activities related to our new product developments, additional salaries to support the operations, and legal expenses related to the recall and ongoing litigation.

Net Cash Flows from Investing Activities: Net cash used in investing activities was $66,035 for the three months ended March 31, 2015, compared with $102,966 for the three months ended March 31, 2014. The decrease was primarily attributable to the reduction in purchases of fixed asset equipment in 2015 as compared to 2014.

Net Cash Flows from Financing Activities: Net cash provided by financing activities was $4,292,349 for the three months ended March 31, 2015, compared with $12,995,745 for the three months ended March 31, 2014. In both years, we recognized financing cash flows from the sale of our common stock to Aspire in 2015 or the 2014 public offering. The decrease in net cash flows from financing activities is due to the sales of common stock to Aspire being lower than the proceeds from the 2014 public offering.

Funding Requirements

We expect to incur substantial expenses and generate ongoing operating losses for the foreseeable future as we continue to commercialize the ForeCYTE Breast Aspirator outside the United States and the FullCYTE Breast Aspirator in the United States, continue to launch our laboratory tests including the pharmacogenomics and NAF cytology tests, complete the development of and potentially launch the ArgusCYTE test, NextCYTE test, and potentially other devices in the pipeline, and start the development of our planned therapeutic programs including related clinical studies. We expect that our existing resources as of March 31, 2015 will be sufficient to fund our planned operations through 2015. In addition to our cash and cash equivalents at March 31, 2015 of approximately $9.7 million, additional potential sources of capital include selling securities that are registered on our Form S-3 registration statement and seeking to raise capital through sales of securities to third parties and existing stockholders. If we are unable to raise additional capital when needed, however, we could be forced to curtail or cease operations. Our future capital uses and requirements depend on numerous factors, which include the following:

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

In August 29, 2014, FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This ASU requires management to determine whether substantial doubt exists regarding the entity’s going concern presumption, which generally refers to an entity’s ability to meet its obligations as they become due. If substantial doubt exists but is not alleviated by management’s plan, the footnotes must specifically state that “there is substantial doubt about the entity’s ability to continue as a going concern within one year after the financial statements are issued”. In addition, if substantial doubt exists, regardless of whether such doubt was alleviated, entities must disclose (a) principal conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern (before consideration of management’s plans, if any); (b) management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations; and (c) management’s plans that are intended to mitigate the conditions or events that raise substantial doubt, or that did alleviate substantial doubt, about the entity’s ability to continue as a going concern. If substantial doubt has not been alleviated, these disclosures should become more extensive in subsequent reporting periods as additional information becomes available. In the period that substantial doubt no longer exists (before or after considering management’s plans), management should disclose how the principal conditions and events that originally gave rise to substantial doubt have been resolved. The ASU applies prospectively to all entities for annual periods ending after December 15, 2016, and to annual and interim periods thereafter. Early adoption is permitted. We have not yet adopted the provisions of ASU No. 2014-15.

ITEM 3. QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2015, our principal executive officer and principal financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On February 14, 2014, the Court appointed plaintiffs Miko Levi, Bandar Almosa and Gregory Harrison (collectively, the “Levi Group”) as lead plaintiffs, and approved their selection of co-lead counsel and liaison counsel. The Court also amended the caption of the case to read In re Atossa Genetics, Inc. Securities Litigation. No. 2:13-cv-01836-RSM. An amended complaint was filed on April 15, 2014. The Company and other defendants filed motions to dismiss the amended complaint on May 30, 2014. On October 6, 2014 the Court granted defendants’ motion dismissing all claims against Atossa and all other defendants. On October 30, 2014, the Court entered a final order of dismissal. On November 3, 2014, plaintiffs filed a notice of appeal with the Court and have appealed the Court’s dismissal order to the U.S. Court of Appeals for the Ninth Circuit. On February 11, 2015, plaintiffs filed their opening appellate brief. Defendants filed an answering brief on April 13, 2015. If plaintiffs choose to file a reply brief in support of their appeal, it is due May 18, 2015. A hearing for the appeal has not been set.

The Company believes this complaint is without merit and plan to defend ourselves vigorously; however failure to obtain a favorable resolution of the claims set forth in the complaint could have a material adverse effect on the Company’s business, results of operations and financial condition.  Currently, the amount of such material adverse effect cannot be reasonably estimated, and no provision or liability has been recorded for these claims as of March 31, 2015. The costs associated with defending and resolving the complaint and ultimate outcome cannot be predicted. These matters are subject to inherent uncertainties and the actual cost, as well as the distraction from the conduct of our business, will depend upon many unknown factors and management’s view of these may change in the future.

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

There has been no material changes to the risk factors described in the Company’s Annual Report on Form 10-K, as filed with the SEC on March 30, 2015, except for the following items which have been updated.

Anticipated liquidity issues in the next four to twelve months.

For the quarter ended March 31, 2015, we generated $1,873,268 in revenue and we incurred a net loss of $3,335,291. Through March 31, 2015, we had an accumulated deficit of approximately $38.5 million. We expect that our existing resources will be sufficient to fund our planned operations through 2015. No shares are available for sale to Aspire Capital under our November 8, 2013 agreement with them. We have not yet established an ongoing source of revenue sufficient to cover our operating costs and allow us to continue as a going concern. Our ability to continue as a going concern is dependent on obtaining adequate capital to fund operating losses until we become profitable. We may not be successful in launch of ForeCYTE and FullCYTE Breast Aspirators and other sources of capital may not be available when we need them or on acceptable terms. If we are unable to raise in a timely fashion the amount of capital we anticipate needing, from Aspire or otherwise, we would be forced to curtail or cease operations.

Changes in regulations and policies, including adverse coverage decisions by Medicare Administrative Contractors, or changes in payor mix may adversely affect reimbursement for laboratory services and could have a material adverse impact on our revenue and profitability.

Most of our services are billed to a party other than the physician who ordered the test, including for example, Medicare and commercial insurance companies. The majority of our pharmacogenomics tests are billed to Medicare. Reimbursement levels for healthcare services are subject to continuous and often unexpected changes in policies. Changes in governmental and third party reimbursement rates and policies may result from statutory and regulatory changes, retroactive rate adjustments, administrative rulings, competitive bidding initiatives, and other policy changes. Uncertainty also exists as to the coverage and reimbursement status of new services, including our pharmacogenomics test and NAF test both of which are relatively new services.

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

Adverse coverage decisions by Medicare Administrative Contractors could have a material adverse impact on our revenue and operations.

The majority of the pharmacogenomics tests performed by the NRLBH have been for Medicare patients and at an average Medicare rate of approximately $1,100 per test. On May 7, 2015, the Medicare Administrative Contractor covering the region in which the NRLBH operates issued a local coverage determination, or LCD, that affects the Medicare reimbursement we expect to receive for our pharmacogenomics tests for tests performed on or after the effective date of the LCD which is June 22, 2015. The LCD provides that Medicare reimbursement will be provided for pharmacogenomics tests only for patients on a few specific drugs or for specific conditions at the reimbursement rate of $243 to $669 per test, depending on the drug and condition, which is lower than our historic average reimbursement. Most of the pharmacogenomics tests previously performed by the NRLBH have been for drugs and conditions for which Medicare reimbursement will not be available under the new LCD after it becomes effective. This new LCD could significantly reduce the rate at which the NRLBH is reimbursed and could reduce the types of pharmaceuticals and conditions for which reimbursement is available, which could have a significant adverse impact on our revenues and operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

 None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

ITEM 6. EXHIBITS

(a)	Exhibits

21	Subsidiaries of the Registrant

31.1	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of Steven C. Quay

31.2	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of Kyle Guse

32.1	Certification pursuant to 18 U.S.C. Section 1350 of Steven C. Quay

32.2	Certification pursuant to 18 U.S.C. Section 1350 of Kyle Guse

101*	Interactive Data Files pursuant to Rule 405 of Regulation S-T

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 13, 2015

/s/ Steven C. Quay

President and Chief Executive Officer
(On behalf of the Registrant)

/s/ Kyle Guse
Kyle Guse
Chief Financial Officer, General Counsel and Secretary
(As Principal Financial and Accounting Officer)

