Form 10-Q
period 2015-06-30
ATOSSA GENETICS INC
filed 2015-08-06
CIK 1488039

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding at August 6, 2015 was 29,046,260.

ATOSSA GENETICS INC.

FORM 10-Q

QUARTERLY REPORT

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ATOSSA GENETICS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2015	2014
	(Unaudited)
Assets

Current assets
Cash and cash equivalents	$11,402,935	$8,500,718
Accounts receivable, net	2,012,153	297,958
Prepaid expenses	239,092	247,207
Inventory, net	101,339	39,788
Total current assets	13,755,519	9,085,671

Furniture and equipment, net	360,206	357,532
Intangible assets, net	1,822,328	1,920,645
Deferred financing costs	570,500	351,961
Other assets	52,647	48,193
Total assets	$16,561,200	$11,764,002

Liabilities and Stockholders' Equity

Current liabilities
Accounts payable	$580,541	$594,357
Accrued expenses	1,900,284	444,861
Payroll liabilities	840,228	1,056,705
Short-term lease obligations	72,338	76,025
Other current liabilities	20,272	42,228
Total current liabilities	3,413,663	2,214,176

Deferred rent, net of current portion	10,019	2,483
Long-term lease obligations	12,531	49,216
Total liabilities	3,436,213	2,265,875

Commitments and contingencies (note 13)

Stockholders' equity
Preferred stock - $.001 par value; 10,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock - $.001 par value; 75,000,000 shares authorized, 29,046,260 and 24,564,058 shares issued and outstanding	29,046	24,564
Additional paid-in capital	54,751,098	44,648,103
Accumulated deficit	(41,655,157)	(35,174,540)
Total stockholders' equity	13,124,987	9,498,127

Total liabilities and stockholders' equity	$16,561,200	$11,764,002

The accompanying notes are an integral part of these condensed consolidated financial statements

ATOSSA GENETICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,		For The Six Months Ended June 30,
	2015	2014	2015	2014
Net revenue	$2,694,157	$9,875	$4,567,425	$33,999
Cost of revenue	1,854,711	-	3,062,665	-
Gross profit	839,446	9,875	1,504,760	33,999
Operating expenses:
Selling	732,061	223,385	1,278,915	461,223
Research and development	510,458	510,767	1,307,683	933,270
General and administrative	2,790,872	2,462,256	5,395,983	4,236,964
Total operating expenses	4,033,391	3,196,408	7,982,581	5,631,457
Operating loss	(3,193,945)	(3,186,533)	(6,477,821)	(5,597,458)
Other income (expense)	48,619	(1,443)	(2,796)	(2,049)
Loss before income taxes	(3,145,326)	(3,187,976)	(6,480,617)	(5,599,507)
Income taxes	-	-	-	-
Net loss	$(3,145,326)	$(3,187,976)	$(6,480,617)	$(5,599,507)
Loss per common share - basic and diluted	$(0.11)	$(0.13)	$(0.25)	$(0.24)
Weighted average shares outstanding, basic & diluted	27,686,202	24,430,346	25,805,293	23,515,576

 The accompanying notes are an integral part of these condensed consolidated financial statements.

ATOSSA GENETICS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity

Balance at December 31, 2014	24,564,058	$24,564	$44,648,103	$(35,174,540)	$9,498,127

Issuance of common shares for cash	4,107,202	4,107	5,960,344	-	5,964,451
Deferred financing costs net of amortization	375,000	375	218,164	-	218,539
Financing fees from the public offering	-	-	(577,790)	-	(577,790)
Issuance of prefunded warrants	-	-	4,116,537	-	4,116,537
Compensation cost for stock options granted to executives and employees	-	-	385,740	-	385,740
Net loss for the six months ended June 30, 2015	-	-	-	(6,480,617)	(6,480,617)
Balance at June 30, 2015	29,046,260	$29,046	$54,751,098	$(41,655,157)	$13,124,987

The accompanying notes are an integral part of these condensed consolidated financial statements.

ATOSSA GENETICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,480,617)	$(5,599,507)
Compensation cost for stock options granted	385,740	397,715
Depreciation and amortization	170,775	252,924
Loss on disposal of intangible assets	6,533	-
Bad debt expense	562,694	64,759
Changes in operating assets and liabilities:
Accounts receivable	(2,276,889)	26,158
Inventory	(61,551)	(1,910)
Prepaid expenses	8,115	(129,719)
Other assets	(4,454)	(24,863)
Accounts payable	(13,816)	542,042
Payroll liabilities	(216,477)	32,169
Deferred rent	8,736	(26,785)
Accrued expenses	1,415,051	(172,836)
Product recall liabilities	-	(199,465)
Other current liabilities	(23,156)	(19,027)
Net cash used in operating activities	(6,519,316)	(4,858,345)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of furniture and equipment	(66,112)	(20,629)
Purchase of intangible assets	(15,553)	(170,441)
Net cash used in investing activities	(81,665)	(191,070)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from issuance of common stock and warrants	9,503,198	13,005,745
Net cash provided by financing activities	9,503,198	13,005,745

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,902,217	7,956,330
CASH AND CASH EQUIVALENTS, BEGINNING BALANCE	8,500,718	6,342,161
CASH AND CASH EQUIVALENTS, ENDING BALANCE	$11,402,935	$14,298,491

SUPPLEMENTAL DISCLOSURES:
Interest paid	$3,311	$2,192
NONCASH INVESTING AND FINANCING ACTIVITIES:
Noncash reclassification of prepaid license fees	$-	15,000
Amortization of commitment shares	$392,711	$-

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

In December 2011, the Company established The National Reference Laboratory for Breast Health, Inc., the NRLBH, as a wholly-owned subsidiary which performs the Company’s NAF cytology test on NAF specimens including those collected with the MASCT System. The NRLBH is certified by College of American Pathologists (CAP) and by Clinical Laboratory Improvement Amendments (CLIA). The current version of the MASCT System is called the ForeCYTE Breast Aspirator. The NRLBH is providing other test services, including the pharmacogenomics test which provides physicians with genetic information that can be used to guide therapeutic decisions and may mitigate the incidence of costly adverse drug reactions and improve efficiencies.

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

NOTE 2: GOING CONCERN

The Company’s consolidated financial statements are prepared using generally accepted accounting principles in the United States of America (“GAAP”) applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses and negative operating cash flows since inception. For the six months ended June 30, 2015, the Company recorded a net loss of approximately $6.5 million and used approximately $6.5 million of cash in operating activities. As of June 30, 2015, the Company had approximately $11.4 million in cash and cash equivalents and working capital of approximately $10.3 million. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. The Company can give no assurances that any additional capital that it is able to obtain, if any, will be sufficient to meet its needs, or that any such financing will be obtainable on acceptable terms. If the Company is unable to obtain adequate capital, it could be forced to cease operations or substantially curtail is commercial activities. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities should the Company be unable to continue as a going concern.

Management’s Plan to Continue as a Going Concern

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plans to obtain such resources for the Company include (1) obtaining capital from the sale of its equity securities during 2015, (2) sales of the ForeCYTE and FullCYTE Breast Aspirators and laboratory service revenue in 2015, and (3) short-term borrowings from the banks, stockholders or related party(ies), if needed. However, management cannot provide any assurance that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually to secure other sources of financing and attain profitable operations.

NOTE 3: SUMMARY OF ACCOUNTING POLICIES

Basis of Presentation:

The accompanying condensed consolidated financial statements have been prepared pursuant to the rules of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures, normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), have been condensed or omitted pursuant to those rules and regulations. The Company believes disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments which consist only of normal recurring adjustments necessary to fairly state the financial position, results of operations and cash flows with respect to the interim condensed consolidated financial statements have been included. The results of operations for the interim periods are not necessarily indicative of the results of operations for the entire fiscal year. Reference is made to the Company’s audited annual financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2014, which contain information useful to understanding the Company's business and financial statement presentations. The Condensed Consolidated Balance Sheet as of December 31, 2014 was derived from the Company's most recent audited financial statements, but does not include all disclosures required by GAAP for a year-end balance sheet. The Company’s significant accounting policies and practices are presented as Note 3 to the consolidated financial statements included in the Annual Report. The accompanying condensed consolidated financial statements include the financial statements of Atossa Genetics Inc. and its wholly-owned subsidiary, NRLBH. All significant intercompany account balances and transactions have been eliminated in consolidation. These condensed consolidated financial statements have been prepared in accordance with GAAP.

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

Revenue Recognition

The Company recognizes product and service revenue in accordance with GAAP when the following overall fundamental criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or the service has been performed, (iii) the Company’s price to the customer is fixed or determinable, and (iv) collection of the resulting accounts receivable is reasonably assured.

Service Revenue

Diagnostic testing revenue is recognized upon completion of the test, communication of results to the patient’s physician, and when collectability is reasonably assured. Patient requisition forms and/or contracts are generally used to determine the existence of an arrangement.

Services are provided to self-pay patients or patients covered by various commercial insurance plans and Medicare programs. Revenue for services under insurance plans are recognized net of allowances for contractual discounts and allowances for differences between the amounts we bill and expected payment amounts. The Company records revenue for diagnostic testing on an accrual basis based on the amount expected to be collected based on historical benefit allowed for Medicare and non-Medicare payors. The assumptions used to determine the expected benefits allowed are reasonable considering known facts and circumstances and may change as we develop more history. If the actual amount received from the payors or patients are different than the original accrual amount, revenue is subsequently adjusted.

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

NOTE 4: PREPAID EXPENSES

Prepaid expenses consisted of the following:

	June 30, 2015	December 31, 2014
Prepaid insurance	119,886	87,633
Retainer and security deposits	39,821	25,000
Prepaid hardware and software	32,691	38,268
Lab supplies	7,499	14,976
Tradeshow and other marketing events	-	50,000
Other	39,195	31,330
Total prepaid expenses	$239,092	$247,207

NOTE 5: FURNITURE AND EQUIPMENT

Furniture and equipment consisted of the following:

	June 30, 2015	December 31, 2014
Machinery and equipment	$586,100	$522,813
Leasehold improvements	96,491	93,665
Furniture and equipment	682,591	616,478
Less: Accumulated depreciation	(322,385)	(258,946)
Total furniture and equipment	$360,206	$357,532

Depreciation and amortization expense for the three months ended June 30, 2015 and 2014 was $32,844 and $19,864, respectively, and $63,438 and $41,035 for the six months then ended.

NOTE 6: INTANGIBLE ASSETS

Intangible assets consisted of the following:

	June 30,	December 31,
	2015	2014
Patents	$1,630,000	$1,630,000
Capitalized license costs	200,000	200,000
Software	203,890	203,038
Intangible assets	2,033,890	2,033,038
Less: Accumulated amortization	(211,562)	(112,393)
Total intangible assets, net	$1,822,328	$1,920,645

Intangible assets amounted to $1,822,328 and $1,920,645 as of June 30, 2015 and December 31, 2014, respectively, and consisted of patents, capitalized license costs and software acquired. The amortization period for the purchased software is 3 years. Amortization expense related to software for the three months ended June 30, 2015 and 2014 was $11,018 and $9,466, respectively, and $22,829 and $18,227 for the six months ended June 30, 2015 and June 30, 2014, respectively.

Patents amounted to $1,630,000 as of June 30, 2015 and December 31, 2014, and mainly consisted of patents acquired from Acueity on September 30, 2012 in an asset purchase transaction. Patent assets are amortized based on their determined useful life, and tested annually for impairment. The amortization period was from 7 to 12 years. Amortization expense related to patents was $37,254 and $93,498 for the three months ended June 30, 2015 and 2014, respectively, and $74,508 and $186,995 for the six months ended June 30, 2015 and 2014, respectively.

Capitalized license costs consist of fees paid to A5 Genetics KFT, Corporation, pursuant to which the Company received the world-wide (other than the European Union) exclusive license to use the software in the NextCYTE test. Amortization expense related to license costs was $5,000 and $4,999 for the three months ended June 30, 2015 and 2014, respectively, and $10,000 and $6,667 for the six months ended June 30, 2015 and 2014, respectively.

Future estimated amortization expenses as of June 30, 2015 for the five succeeding years are as follows:

For the Year Ending December 31,	Amounts
2015 (includes the remainder of the year)	$107,030
2016	227,130
2017	198,628
2018	169,934
2019	169,015
Thereafter	950,591
$1,822,328

NOTE 7: PAYROLL LIABILITIES:

Payroll liabilities consisted of the following:

	June 30, 2015	December 31, 2014
Accrued bonus payable	$459,592	$752,828
Accrued payroll liabilities	169,854	109,653
Accrued payroll tax liabilities	210,782	194,224
Total payroll liabilities	$840,228	$1,056,705

NOTE 8: ACCRUED EXPENSES:

Accrued expenses consisted of the following:

	June 30, 2015	December 31, 2014
Accrued commissions	$1,502,759	$174,398
Accrued expenses	279,030	254,126
Accrued royalties	118,495	16,337
Total accrued expenses	$1,900,284	$444,861

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

On May 19, 2014, the Company adopted a stockholder rights agreement which provided that all stockholders of record on May 26, 2014 received a non-taxable distribution of one preferred stock purchase right for each share of the Company’s common stock held by such stockholder. Each right is attached to and trades with the associated share of common stock. The rights will become exercisable only if one of the following occurs: (1) a person becomes an “Acquiring Person” by acquiring beneficial ownership of 15% or more of the Company’s common stock (or, in the case of a person who beneficially owned 15% or more of the Company’s common stock on the date the stockholder rights agreement was executed, by acquiring beneficial ownership of additional shares representing 2.0% of the Company’s common stock then outstanding (excluding compensatory arrangements) or (2) a person commences a tender offer that, if consummated, would result in such person becoming an Acquiring Person. If a person becomes an Acquiring Person, each right will entitle the holder, other than the Acquiring Person and certain related parties, to purchase a number of shares of the Company’s common stock with a market value that equals twice the exercise price of the right. The initial exercise price of each right is $15.00, so each holder (other than the Acquiring Person and certain related parties) exercising a right would be entitled to receive $30.00 worth of the Company’s common stock. If the Company is acquired in a merger or similar business combination transaction at any time after a person has become an Acquiring Person, each holder of a right (other than the Acquiring Person and certain related parties) will be entitled to purchase a similar amount of stock of the acquiring entity.

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

Placement Agent Fees

In connection with the 2014 Public Offering, the Company paid Dawson James Securities, Inc. (the “Placement Agent”), a cash fee equal to 7% of the gross proceeds from sale of the units, which resulted in a payment to the Placement Agent of an aggregate of $980,151 (the “Placement Agent Fee”). In addition, the Company entered into Warrant Agreements with the Placement Agent pursuant to which the Placement Agent received 175,027 warrants, or 3% of the aggregate number of shares sold in the offering (the “2014 Placement Agent Warrants” and together with the 2014 Investor Warrants, the “2014 Warrants”). Each 2014 Placement Agent Warrant entitles the Placement Agent to purchase one share of the Company’s common stock at $3.00 per share. The cash payment of the $980,151 2014 Placement Agent Fee and the $121,707 aggregated initial fair value of the 2014 Placement Agent Warrants were directly attributable to an actual offering and were charged through additional paid-in capital in accordance with the SEC Staff Accounting Bulletin (SAB) Topic 5A.

Warrants

The 2014 Warrants are exercisable at any time commencing after January 29, 2014. Subject to the call right described above, the 2014 Warrants shall expire and no longer be exercisable on November 29, 2018. The 2014 Warrants cannot be exercised on a cashless basis. There are no redemption features embodied in the 2014 Warrants and they have met the conditions provided in current GAAP accounting standards for equity classification.

2015 Issuance of Additional Shares to Aspire

During the first quarter of 2015, we sold a total of 2,653,199 shares of common stock to Aspire Capital Fund LLC under the stock purchase agreement dated November 8, 2013 with aggregate gross proceeds to us of $4,292,349. No shares remain available for sale to Aspire under the terms of the November 8, 2013 agreement with them.

2015 Offering of Common Stock and Pre-Funded Warrants

In June 2015, the Company entered into a Placement Agent Agreement with Roth Capital Partners, LLC. and Dawson James Securities, Inc. (the “2015 Placement Agents”), pursuant to which the Company issued and sold an aggregate of 1,454,003 shares of common stock at the purchase price of $1.15 per share and pre-funded warrants to purchase 3,610,997 shares of common stock (the “Pre-Funded Warrants”) at a purchase price of $1.14 per share for net proceeds of $5.2 million after deducting $577,790 of offering expenses (the “2015 Offering”). Each Pre-Funded Warrant is exercisable for $0.01 per share, subject to adjustments from time to time and certain limits on each holder’s beneficial ownership of common stock of the Company. Each Pre-Funded Warrant is perpetual in duration.

Placement Agent and Other Fees

In connection with the 2015 Offering, the Company paid the 2015 Placement Agents a cash fee of $463,091, including reimbursement of the legal fees incurred by the 2015 Placement Agents of $57,886, and incurred legal fees of $114,699.

Outstanding Warrants

As of June 30, 2015, warrants to purchase 9,644,423 shares of common stock are outstanding including:

	Outstanding Warrants to Purchase Shares	Exercise Price	Expiration Date

2011 private placement	4,252,050	$1.25 - 1.60	June 23, 2016
Acueity warrants	325,000	5.00	September 30, 2017
2014 public offering	1,166,849	3.00	January 29, 2019
2015 offering prefunded warrants	3,610,997	0.01	Perpetual
Placement agent fees for Company’s offerings	242,027	2.12 – 12.43	March - November, 2018
Outside consulting	47,500	$4.24	January 14, 2018
	9,644,423

NOTE 10: NET LOSS PER SHARE

The Company accounts for and discloses net loss per common share in accordance with FASB Accounting Standards Codification (“ASC”) Topic 260, Earnings per Share. Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares that would have been outstanding during the period assuming the issuance of common shares for all potential dilutive common shares outstanding. Potential common shares consist of shares issuable upon the exercise of stock options and warrants. Because the inclusion of potential common shares would be anti-dilutive for all periods presented, diluted net loss per common share is the same as basic net loss per common share.

The following table sets forth the number of potential common shares excluded from the calculation of net loss per diluted share for the three and six months ended June 30, 2015 and 2014 because the effect of them would be anti-dilutive since the Company recorded net losses for both periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Options to purchase common stock	4,312,409	3,610,152	4,312,409	3,610,152
Warrants to purchase common stock	9,644,423	6,033,426	9,644,423	6,033,426
	13,956,832	9,643,578	13,956,832	9,643,578

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

As a result of the Company’s cumulative losses, management has concluded that a full valuation allowance against the Company’s net deferred tax assets is appropriate. No income tax liabilities existed as of June 30, 2015 and December 31, 2014 due to the Company’s continuing operating losses.

NOTE 12: CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At June 30, 2015 and December 31, 2014, the Company had $11,152,935 and $8,250,718 in excess of the FDIC insured limit, respectively.

NOTE 13: COMMITMENTS AND CONTINGENCIES

Affymetrix Purchase Commitment

On September 1, 2013, in connection with the development of the NextCYTE test by the NRLBH, the NRLBH entered into an “OwnerChip Program Agreement” with Affymetrix, Inc. (“Affymetrix”), a manufacturer of GeneChip Systems, where Affymetrix has agreed to loan a GeneChip System 3000Dx v.2 (“instrument”) to the Company if it purchases and takes delivery of a minimum thirty GeneChip Human Genome U133 Plus 2.0 (30-pack) arrays at $21,590 per 30-pack for the next three years for a total purchase obligation of $647,700 with a minimum purchase of ten 30-pack arrays per contract year.  At the end of the three-year contract, upon fulfillment of the purchase commitment, the instrument title and ownership transfer to the NRLBH at no additional cost. Because the Company takes ownership of the equipment at the completion of the three-year contract, the Company determined that the arrangement represents a capital lease for the equipment. The Company recorded $206,702 as a capital lease for the equipment and began amortizing the equipment on a straight line basis over five years. In addition to the GeneChip Human Genome, the NRLBH must purchase a two-year service contract for $51,600 to cover maintenance of the instrument during the contract period. The NRLBH placed an initial order for four 30-pack arrays during 2013 for $94,723. In September 2014, the NRLBH purchased six additional 30-pack arrays for $142,005.

The future minimum payments for the Affymetrix capital lease are as follows:

Year Ending December 31,	Amount
2015	$35,645
2016	49,224
Total minimum lease payments	$84,869

A5 Software Development Commitment

On June 10, 2013, the Company entered into an irrevocable license and service agreement with A5 Genetics KFT, Corporation (“A5 Genetics”), pursuant to which the Company received the worldwide (other than the European Union) exclusive license to the software used in the NextCYTE test.  The Company has the right to prosecute patents related to this software, two of which the Company has filed in the United States.  The patent applications have been assigned to the Company. The Company paid a one-time fee of $100,000 to A5 Genetics in 2013 and in March 2014 the Company completed software validation and paid an additional $100,000 to A5 Genetics.  The Company is obligated to pay up to an additional $1.2 million to A5 Genetics upon receiving the regulatory clearance for the NextCYTE test. The Company must also pay a royalty of $50 for each NextCYTE test performed and a service fee of $65 for each NextCYTE test performed.  The NextCYTE test is still in validation stage and no royalty or service fees have been paid as of June 30, 2015. The agreement terminates on the later of June 10, 2023 or the expiration of the latest patents covering the software.

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

Targeted Medical Education (TME) Master Service Agreement

On September 1, 2014, the NRLBH entered into a three year agreement with TME Research LLC (TME) which requires TME to provide to the NRLBH 100 tissue specimens in connection with the development of the NextCYTE test. Fees payable to TME under the agreement includes $99,600 up front, $31,500 upon supplying the first 25 specimens and $31,500 at the time of final delivery of all specimens. The agreement is terminable with 60 days prior written notice or immediately upon a material breach. As of June 30, 2015, the Company has paid $162,600 in fees, which were recorded as R&D expenses.

Besins Healthcare Luxembourg SARL Agreement

 On May 14, 2015, the Company entered into an Intellectual Property License Agreement with Besins Healthcare Luxembourg SARL (“Besins”). The agreement provides the Company with an exclusive worldwide license to develop and commercialize Besins’ patented gel formulation of 4-Hydroxytamoxifen, or Afimoxifene Gel, for the potential treatment and prevention of hyperplasia of the breast.

The agreement requires that the Company pay a royalty of 8% to 9% of net sales for the first 15 years of commercialization. The Company has the non-exclusive right to also develop Afimoxifene Gel for breast cancer and other breast diseases, subject to the payment of the following milestone payments for these additional indications: (i) $5,000,000 for the exclusive right to review, access, and reference a Besins investigational new drug application (IND) for each additional indication; and (ii) $20,000,000 when the Company commences a Phase 3 clinical trial for each additional indication. If and when Atossa decides to sublicense its rights to commercialize the Afimoxifene Gel in a country in the territory, Besins has the right of first refusal to commercialize the Afimoxifene Gel on a country-by-country basis in countries where Besins has a marketing presence.

The agreement automatically expires on a country-by-country basis fifteen years after the first commercial sale of Afimoxifene Gel in the particular country. The Agreement may be terminated (i) by either party upon a material breach of the agreement that is not cured by the breaching party, (ii) by mutual agreement of the parties, (iii) by the Company at its discretion if it elects to stop developing or commercializing Afimoxifene Gel, (iv) by Besins on a country-by-country basis or indication-by-indication basis if the Company fails to commercialize or commence commercial sales within a specified time, or (v) by Besins if Atossa fails to accomplish any aspect of the development plan within six months of target date set forth in the development plan. The development plan covers an 18-month period and is required to be updated by the Company every six months during the term of the agreement.

Litigation and Contingencies

On October 10, 2013, a putative securities class action complaint, captioned Cook v. Atossa Genetics, Inc., et al., No. 2:13-cv-01836-RSM, was filed in the United States District Court for the Western District of Washington against us, certain of the Company’s directors and officers and the underwriters of the Company’s November 2012 initial public offering.  The complaint alleges that all defendants violated Sections 11 and 12(a)(2), and that the Company and certain of its directors and officers violated Section 15, of the Securities Act by making material false and misleading statements and omissions in the offering’s registration statement, and that we and certain of our directors and officers violated Sections 10(b) and 20A of the Exchange Act and SEC Rule 10b-5 promulgated thereunder by making false and misleading statements and omissions in the registration statement and in certain of the Company’s subsequent press releases and SEC filings with respect to its NAF specimen collection process, its ForeCYTE Breast Health Test and its MASCT device. This action seeks, on behalf of persons who purchased the Company’s common stock between November 8, 2012 and October 4, 2013, inclusive, damages of an unspecific amount.

On February 14, 2014, the Court appointed plaintiffs Miko Levi, Bandar Almosa and Gregory Harrison (collectively, the “Levi Group”) as lead plaintiffs, and approved their selection of co-lead counsel and liaison counsel.  The Court also amended the caption of the case to read In re Atossa Genetics, Inc. Securities Litigation. No. 2:13-cv-01836-RSM.  An amended complaint was filed on April 15, 2014. The Company and other defendants filed motions to dismiss the amended complaint on May 30, 2014. On October 6, 2014 the Court granted defendants’ motion dismissing all claims against the Company and all other defendants. On October 30, 2014, the Court entered a final order of dismissal. On November 3, 2014, plaintiffs filed a notice of appeal with the Court and have appealed the Court’s dismissal order to the U.S. Court of Appeals for the Ninth Circuit. On February 11, 2015, plaintiffs filed their opening appellate brief. Defendants filed an answer on April 13, 2015. On May 18, 2015, Plaintiffs filed a reply brief in support of their appeal. A hearing for the appeal has not been set.

The Company believes this lawsuit is without merit and plans to defend itself vigorously; however, failure by the Company to obtain a favorable resolution of the claims set forth in the complaint could have a material adverse effect on the Company’s business, results of operations and financial condition.  Currently, the amount of such material adverse effect cannot be reasonably estimated, and no provision or liability has been recorded for these claims as of June 30, 2015. The costs associated with defending and resolving the lawsuit and ultimate outcome cannot be predicted. These matters are subject to inherent uncertainties and the actual cost, as well as the distraction from the conduct of the Company’s business, will depend upon many unknown factors and management’s view of these may change in the future.

NOTE 14: STOCK BASED COMPENSATION

Stock Options and Incentive Plan:

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

The following table presents the additions to the 2010 Plan since inception:

January 1,	Number of shares
2012	450,275
2013	516,774
2014	742,973
2015	983,362
Total additional shares	2,693,384

The Company granted options to purchase 845,822 shares of common stock from the 2010 Plan to employees and directors during the six months ended June 30, 2015. There are 666,466 options available for grant under the 2010 Plan as of June 30, 2015.

Compensation costs associated with the Company’s stock options are recognized, based on the grant-date fair values of these options, over the requisite service period, or vesting period. Accordingly, the Company recognized stock based compensation expense of $205,112 and $385,740 for the three months and six months ended June 30, 2015. The stock based compensation expense for the three months and six months ended 2014 was $167,534 and $397,715, respectively.

Stock-based compensation expense was included in the following captions in the condensed consolidated statements of operations for the periods shown:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Selling expenses	$13,100	$25,911	$45,399	$41,837
Research and development expenses	24,820	10,139	43,790	14,766
General and administrative expenses	167,192	131,484	296,551	341,112
	$205,112	$167,534	$385,740	$397,715

The following table presents information concerning stock option grants for the six months ended June 30, 2015:

	Employees	Executives & Officers
Date of Grant	January – June 2015	January – June 2015

Fair value of common stock on date of grant	$1.19 – 1.59	$1.21 – 1.59
Exercise price of the options	$1.40 – 1.88	$1.44 – 1.88
Expected life of the options (years)	6.03 – 6.13	6.06 – 6.11
Dividend yield	0.00%	0.00%
Expected volatility	110.8 – 115.0%	111.3 – 113.5%
Risk-free interest rate	1.64 – 1.79%	1.72 – 1.74%
Expected forfeiture per year (%)	10.00%	10.00%
Weighted average fair value of the options per unit	$1.50	$1.46

Options issued and outstanding as of June 30, 2015 and their activities during the six months then ended are as follows:

	Number of Underlying Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Contractual Life Remaining in Years	Aggregate Intrinsic Value
Outstanding as of January 1, 2015	3,675,634	$2.86		$344,000
Granted	1,145,822	1.71		-
Forfeited	(509,047)	2.06		63,223
Exercised	-	-		-
Outstanding as of June 30, 2015	4,312,409	2.65	8.03	$39,400
Exercisable as of June 30, 2015	1,734,948	3.89	6.37	$-
Vested and expected to vest (1)	3,929,771	$2.74	7.90	$33,255

(1) vested shares and unvested shares after a forfeiture rate is applied

As of June 30, 2015, there were 2,577,461 unvested options outstanding and the related unrecognized total compensation cost associated with these options was $2,057,210. This expense is expected to be recognized over a weighted average period of 3.16 years.

NOTE 15: SUBSEQUENT EVENTS

All subsequent events requiring recognition as of June 30, 2015 have been incorporated into these consolidated financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

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

Forward-Looking Statements

This report contains, in addition to historical information, certain information, assumptions and discussions that may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have made these statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected or anticipated. Although we believe our assumptions underlying our forward-looking statements are reasonable as of the date of this report, we cannot assure you that the forward-looking statements set out in this report will prove to be accurate. We typically identify these forward-looking statements by the use of forward-looking words such as “expect,” “potential,” “continue,” “may,” “will,” “should,” “could,” “would,” “seek,” “intend,” “plan,” “estimate,” “anticipate,” or the negative version of those words or other comparable words. Forward-looking statements contained in this report include, but are not limited to, statements about:

•	whether we maintain our clearances from the U.S. Food and Drug Administration, or FDA, and foreign regulatory bodies, and the CE Certificates of Conformity granted by our notified body, to sell, market and distribute our medical devices;

•	whether we can achieve our revenue forecast and other financial projections for 2015;

•	our ability to successfully launch and commercialize the FullCYTE Breast Aspirator in the United States and our ForeCYTE Breast Aspirator outside the United States;

•	our ability to successfully continue selling and servicing pharmacogenomics and NAF cytology testing in our laboratory;

•	our ability to successfully sell our products and services at currently expected prices or otherwise at prices acceptable to us;

•	our ability to successfully develop and commercialize our pharmaceutical candidates, including Afimoxifene Gel and our ability to manufacture sufficient quantities of the active ingredients, enroll and successfully complete clinical studies and obtain necessary approvals from the FDA and other regulatory authorities;

•	our ability to successfully develop and commercialize new tests, tools and treatments currently in development and in the time frames currently expected;

•	our ability to maintain our business relationships, including with our distributors, suppliers and customers, while we launch and commercialize the FullCYTE Breast Aspirator in the United States and ForeCYTE Breast Aspirator and laboratory tests outside the United States;

•	our ability to engage third party suppliers to manufacture the ForeCYTE Breast Aspirator, FullCYTE Breast Aspirator, FullCYTE Microcatheter, other devices under development and their components at quantities and costs acceptable to us;

•	our ability to satisfy ongoing FDA, European Union (EU) and foreign requirements for manufacturing, distributing, and promoting the FullCYTE Breast Aspirator, ForeCYTE Breast Aspirator, NAF cytology test and FullCYTE Microcatheter and to obtain regulatory approvals, clearances and CE Certificate of Conformity for our other products and services in development;

•	our ability to successfully defend ongoing litigation, including the securities class action law suit filed against us on October 10, 2013, and other similar complaints that may be brought in the future, in a timely manner and within the coverage, scope and limits of our insurance policies;

•	the benefits and clinical accuracy of our laboratory tests, including the NAF cytology and pharmacogenomics tests;

•	our ability to establish and maintain intellectual property rights covering our products and services;

•	the willingness of health insurance companies, including those who are members of the MultiPlan, FedMed and HealthSmart networks, and other third party payors to approve our products and services for coverage and reimbursement;

•	our ability to establish and maintain an independent sales representative force, including with our current and future distributors and their sub-distributors, to market our current products and services and those that we may develop;

•	our expectations regarding, and our ability to satisfy, federal, state and foreign regulatory requirements;

•	the accuracy of our estimates of the size and characteristics of the markets that our products and services may address;

•	our expectations as to future financial performance, expense levels and liquidity sources;

•	our ability to attract and retain key personnel;

•	our ability to sell additional shares of our common stock to Aspire Capital under the terms of our purchase agreement with them; and

•	our ability to obtain, maintain and defend our intellectual property rights covering our devices, specimens, collection kits, diagnostic tests and compositions.

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

Company Overview

We are a healthcare company focused on the development of locally-administered pharmaceuticals for the treatment of proliferative breast diseases (PBD) or hyperplasia. Our leading pharmaceutical under development is Afimoxifene Gel, which is in Phase II clinical trials. We have also developed and are commercializing proprietary laboratory tests and medical devices which, subject to receiving regulatory approvals, we also intend to develop for use in diagnosing PBD and to act as companions to our pharmaceuticals. Our laboratory tests are being developed and performed by our wholly owned subsidiary, The National Reference Laboratory for Breast Health, Inc., or the “NRLBH.” The NRLBH has developed and is currently marketing nipple aspirate fluid, or NAF, cytology tests and pharmacogenomics tests.

In May 2015, we acquired the world-wide exclusive rights to develop and commercialize Afimoxifene Gel for the potential treatment of hyperplasia of the breast and, subject to the payment of milestones, the non-exclusive rights for other indications including breast cancer. We intend to commence a Phase II clinical trial using our breast aspirator devices and laboratory tests as companions to Afimoxifene Gel in the detection and treatment of breast hyperplasia. Afimoxifene Gel has been used in 16 Phase I and Phase II studies conducted in a variety of indications with over 450 patients.

We also intend to develop a pharmaceutical for targeted delivery directly to the site of a breast lesion using our patented intraductal microcatheters. We plan to identify a pharmaceutical candidate and begin a clinical study using our intraductal microcatheters for the potential treatment of ductal carcinoma in-situ (DCIS) or other serious breast health condition. This program is in the early pre-clinical stage and will require pre-clinical and clinical studies and regulatory approvals prior to commercialization.

Our medical devices currently being marketed include the ForeCYTE Breast Aspirator for distribution outside the United States and the FullCYTE Breast Aspirator for the U.S. market. These devices are intended for the collection of NAF for cytological testing at a laboratory. The current version of the ForeCYTE Breast Aspirator is not cleared by the FDA for marketing in the United States; however, this device is CE-marked and is therefore being commercialized in the European Union and the countries of the European Free Trade Association (EFTA). The FullCYTE Breast Aspirator has been cleared by the FDA for the collection of NAF for cytological purposes and is being commercialized for the U.S. market. Other devices under development include intraductal microcatheters for the collection of ductal lavage fluid and for the potential administration of a targeted pharmaceutical, and various tools for potential use by breast surgeons.

Our 2015 key objectives are:

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

(3) Maximize total gross revenue from our products and services: We plan to grow our revenue by selling our products and promoting the tests currently being offered by the NRLBH, including NAF cytology tests and pharmacogenomics tests, and by developing and commercializing additional laboratory tests. We project 2015 total gross revenues of $8 million and in the first six months of 2015 reported total gross revenue of $4.6 million, substantially all of which was from pharmacogenomics testing. The NRLBH has in-network arrangements with Meridian Health Plan of Michigan and Washington Medicaid.

(4) Begin one or more clinical studies using our devices and potential pharmaceutical therapy: We plan to begin a Phase II clinical study using our tests and devices as companions to Afimoxifene Gel for the potential treatment of hyperplasia. We have contracted with a manufacturing source for the active pharmaceutical ingredient in Afimoxifene Gel which we plan to use in a clinical trial starting in 2016. We are also planning to commence a clinical study in the next six to nine months using our intraductal microcatheter for targeted delivery of a pharmaceutical to potentially treat a serious breast health condition, such as DCIS.

The ForeCYTE Breast Aspirator will not be launched in the United States unless and until we receive additional regulatory clearance from the FDA. Our planned pharmaceuticals and our devices and laboratory tests under development, either separately or in combination, will require clearance and/or approval from the FDA prior to commercialization. No assurance can be given that such approvals and/or clearances will be obtained in a timely manner.

Our common stock is currently quoted on The NASDAQ Capital Market under the symbol “ATOS.”

Intellectual Property

As of June 22, 2015, and based on a recent periodic review of our patent estate, we own 147 issued patents (45 in the United States and at least 102 in foreign countries), and 21 pending patent applications (9 in the United States, and 12 pending international applications) directed to our products, services, and technologies. Our patent estate consists primarily of the following:

	United States			Foreign/PCT
Description	Issued(1)	Expiration	Pending(1)	Issued(1)	Expiration	Pending
ForeCYTE Breast Aspirator Program	7	2016 – 2031	4	12	2016 – 2031	8
FullCYTE Microcatheters & FullCYTE Breast Aspirators Program	20	2019 – 2031	5	53	2019 – 2031	4
NextCYTE Test Program	0	2031	1	0	2031	1
Intraductal Treatment Program	12	2030	3	47	2030	1
Carbohydrate Biomarkers Program	2	2022	0	3	2022	0
Acueity Tools	12	2015 – 2024	0	2	2015 – 2024	0

(1)	The total number of patents issued or pending, as applicable, in the respective descriptive columns exceed the totals because some patents and applications contain more than one type of claim directed to methods, kits, compositions, devices and/or technology and the patent counts disclosed herein are subject to change.

Atossa, Atossa Genetics (stylized), MASCT, ArgusCYTE, and National Reference Laboratory for Breast Health (stylized) are our registered trademarks. We have pending allowed applications with the United States Patent and Trademark Office for registration of the use of the marks FullCYTE, and NextCYTE.

Summary of Our Products and Services

Our products and services currently being offered and currently under development consist primarily of the following:

	Product or Service	Regulatory Status	Primary Market	Commercialization Status
Laboratory Tests Offered or Being Developed by the NRLBH	Pharmacogenomics Test	Laboratory Developed Test (LDT); not FDA approved or cleared	United States	Launched October 2014
	NAF Cytology Test	LDT	United States	Launched December 2012
	NextCYTE Breast Cancer Test	LDT	United States	Validation stage
	ArgusCYTE Breast Health Test	LDT	United States	Validation stage
	Other Tests	Under development	Various	N/A

Medical Devices	FullCYTE Breast Aspirator	FDA cleared	United States	Launched March 2015
	ForeCYTE Breast Aspirator	CE marked	EU and countries of EFTA	Launched March 2015
	FullCYTE Microcatheter to Collect Ductal Lavage Fluid for Cytology and/or Deliver Therapeutics	Additional FDA clearance to be sought	United States	Validation Stage
	Various Diagnostic Tools Including Microendoscopes	FDA cleared; additional clearances may be required	United States	Pre-launch; evaluating commercial opportunities

Pharmaceuticals	Afimoxifene Gel to Treat Ductal Hyperplasia	Phase II; not approved by the FDA or any other foreign competent authorities	United States; Europe	Licensed from Besins in May 2015; Phase II Trial planned for 2016
	Therapeutic Delivered via our Microcatheter to Treat DCIS	Pre-clinical; not approved by the FDA or any other foreign competent authorities	United States; Europe	Pre-clinical

 We have not yet established an ongoing source of revenue sufficient to cover our operating costs and allow us to continue as a going concern. Our ability to continue as a going concern is dependent on obtaining adequate capital to fund operating losses until we become profitable. We plan to obtain additional capital resources by: selling our equity securities; selling the FullCYTE Breast Aspirator in the United States and the ForeCYTE Breast Aspirator outside the United States; generating laboratory service revenue from our services performed by the NRLBH; and borrowing from stockholders or others when needed. However, we cannot assure you that we will be successful in accomplishing any of these plans and, if we are unable to obtain adequate capital, we could be forced to cease operations. In 2013, substantially all of our revenue was from sales of the MASCT System and patient collection kits and from NAF cytology testing services performed by the NRLBH and substantially all of our revenue in 2014 and 2015 has been from pharmacogenomics testing performed by the NRLBH. As a result of the recall of the MASCT System and patient collection kits in October 2013, we did not generate revenue from October 2013 through the third quarter of 2014 when we launched and began generating revenue from the pharmacogenomics test offered by the NRLBH.

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

Recent Capital Raising Transactions

Our New Common Stock Purchase Agreements with Aspire Capital Fund, LLC

During the first quarter of 2015, we sold a total of 2,653,199 shares of common stock to Aspire Capital Fund LLC under the stock purchase agreement dated November 8, 2013 with aggregate gross proceeds to us of $4,292,349. No shares remain available for sale to Aspire under the terms of the November 8, 2013 agreement with them.

On May 26, 2015, we entered into a new common stock purchase agreement with Aspire Capital Fund, LLC, which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $25.0 million of shares of our common stock over the 30-month term of the purchase agreement. Concurrently with entering into the purchase agreement, we also entered into a registration rights agreement with Aspire Capital, in which we agreed to file one or more registration statements, as permissible and necessary to register under the Securities Act of 1933, registering the sale of the shares of our common stock that have been and may be issued to Aspire Capital under the purchase agreement.

Under the new purchase agreement, we have the right to present Aspire Capital with a purchase notice, directing Aspire Capital to purchase up to 150,000 shares of our common stock per business day, up to $25.0 million of the Company’s common stock in the aggregate at a per share price equal to the lesser of: (i) the lowest sale price of our common stock on the purchase date; or (ii) the arithmetic average of the three (3) lowest closing sale prices for our common stock during the twelve (12) consecutive trading days ending on the trading day immediately preceding the purchase date.

In addition, on any date on which we submit a purchase notice to Aspire Capital in an amount equal to 150,000 shares and our stock price is not less than $0.50 per share, we also have the right, in our sole discretion, to present Aspire Capital with a volume-weighted average price purchase notice (each, a “VWAP Purchase Notice”) directing Aspire Capital to purchase an amount of stock equal to up to 30% of the aggregate shares of our common stock traded on its principal market on the next trading day (the “VWAP Purchase Date”), subject to a maximum number of shares we may determine. The purchase price per share pursuant to such VWAP purchase notice is generally 95% of the volume-weighted average price for our common stock traded on its principal market on the VWAP purchase date.

The purchase price will be adjusted for any reorganization, recapitalization, non-cash dividend, stock split, or other similar transaction occurring during the period(s) used to compute the purchase price. We may deliver multiple purchase notices and VWAP purchase notices to Aspire Capital from time to time during the term of the purchase agreement, so long as the most recent purchase has been completed.

The purchase agreement provides that we and Aspire Capital shall not affect any sales under the purchase agreement on any purchase date where the closing sale price of our common stock is less than $0.25. There are no trading volume requirements or restrictions under the purchase agreement, and we will control the timing and amount of sales of our common stock to Aspire Capital. Aspire Capital has no right to require any sales by us, but is obligated to make purchases from us as directed by us in accordance with the purchase agreement. There are no limitations on use of proceeds, financial or business covenants, restrictions on future funding, rights of first refusal, participation rights, penalties or liquidated damages in the purchase agreement.

In consideration for entering into the purchase agreement, concurrently with the execution of the purchase agreement, we issued to Aspire Capital 375,000 shares of our common stock (the “Commitment Shares”). The purchase agreement may be terminated by us at any time, at our discretion and without any cost to us. Aspire Capital has agreed that neither it nor any of its agents, representatives and affiliates shall engage in any direct or indirect short-selling or hedging of our common stock during any time prior to the termination of the purchase agreement. Any proceeds we receive under the purchase agreement are expected to be used for working capital and general corporate purposes.

The purchase agreement provides that on the date of its execution, that certain Purchase Agreement, dated as of November 8, 2013, as amended, by and between us and Aspire Capital, was terminated.

June 2015 Offering

In June 2015, we sold 1,454,003 shares of common stock at the purchase price of $1.15 per share and pre-funded warrants to purchase 3,610,997 shares of common stock (the “Pre-Funded Warrants”) at a purchase price of $1.14 per share for total gross proceeds of $5.8 million (the “2015 Offering”). Each Pre-Funded Warrant is exercisable for $0.01 per share, subject to adjustments from time to time and certain limits on each holder’s beneficial ownership of common stock of the Company. Each Pre-Funded Warrant is perpetual in duration.

Revenue Sources

Our business provides us with two potential revenue sources: (i) sales-based revenue from the sale of our medical devices, such as our ForeCYTE Breast Aspirator and FullCYTE Breast Aspirator and patient kits to distributors, physicians, breast health clinics, and mammography clinics; and (ii) service, or use-based, revenue from laboratory services performed by the NRLBH, such as preparation and interpretation of the NAF samples sent to our laboratory for analysis, pharmacogenomics tests and other tests that may be developed and commercialized by the NRLBH. Our main source of revenue beginning in October 2014 has been from pharmacogenomics testing and we anticipate generating additional revenue from other resources when we develop and launch new laboratory tests and/or when we further commercialize the FullCYTE Breast Aspirator in the United States and the ForeCYTE Breast Aspirator outside the United States. We plan to initially sell the breast aspirators and our laboratory services through regional and national specialty product distributors, with independent sales representatives specializing in women’s health, and through our own direct sale force.

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

Service Revenue

Diagnostic testing revenue is recognized upon completion of the test, communication of results to the patient’s physician, and when collectability is reasonably assured. Patient requisition forms and/or contracts are generally used to determine the existence of an arrangement.

Services are provided to self-pay patients or patients covered by various commercial insurance plans and Medicare programs. Revenue for services under insurance plans are recognized net of allowances for contractual discounts and allowances for differences between the amounts we bill and expected payment amounts. The Company records revenue for diagnostic testing on an accrual basis based on the amount expected to be collected based on historical benefits allowed for Medicare and non-Medicare payors. The assumptions used to determine the expected benefits allowed are reasonable considering known facts and circumstances and may change as we develop more history. If the actual amount received from the payors or patients are different than the original accrual amount, revenue is subsequently adjusted.

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

Accounts Receivable

Accounts receivable are recorded at net realizable value consisting of the carrying amount less allowance for doubtful accounts, as needed. The Company assesses the collectability of accounts receivable based primarily upon the creditworthiness of the customer or as determined by credit checks and analysis, as well as the customer’s payment history. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends, and changes in customer payment patterns to evaluate the adequacy of these reserves. The Company’s allowance for doubtful accounts as of June 30, 2015 and December 31, 2014 was $563,818 and $564,456, respectively. Bad debt expense is included in general and administrative expense on the Company’s consolidated statements of operations. Bad debt expense was $562,694 and $64,759 for the six months ended June 30, 2015 and 2014, respectively.

Results of Operations

Three Months and Six Months Ended June 30, 2015 and 2014

Revenue and Cost of Revenue: For the three months and six months ended June 30, 2015, we had total net revenue of $2,694,157 and $4,567,425, respectively, consisting of pharmacogenomics testing, compared to $9,875 and $33,999 of revenue in the same periods in 2014, which consisted of additional cash collections on NAF cytology tests performed in 2013. We ceased generating any revenue from October 2013 through October 2014 due to our voluntary product recall. In March 2015, we began the launch of the FullCYTE Breast Aspirator in the U.S. and the ForeCYTE Breast Aspirator in the EU, focusing initially on the Netherlands, Germany, Switzerland, and the United Kingdom; however, we have not generated any revenue in 2015 from product sales since the launch of these products.

Total cost of revenue for the three months and six months ended June 30, 2015 was $1,854,711 and $3,062,665, respectively, consisting of costs relating to pharmacogenomics testing services; there was no cost of revenue during the same periods in 2014 as the only revenue generated during those periods was from additional cash collections on NAF cytology tests performed in 2013. Gross profit for the three months and six months ended June 30, 2015 was $839,446 and $1,504,760, respectively, which was attributable to pharmacogenomics testing.

Operating Expenses:

	Three Months Ended		Percentage	Six Months Ended		Percentage
	June 30,		Change	June 30,		Change
	2015	2014		2015	2014
Selling	$732,061	$223,385	228%	$1,278,915	$461,223	177%
Research and development	$510,458	$510,767	0%	$1,307,683	$933,270	40%
General and administrative	$2,790,872	$2,462,256	13%	$5,395,983	$4,236,964	27%
Total operating expenses	$4,033,391	$3,196,408	26%	$7,982,581	$5,631,457	42%

Selling Expenses: The increase in selling expenses is mainly due to increases in compensation expenses, travel, and advertisement as a result of the ForeCYTE and FullCYTE launch and commercialization in Europe and the United States. We expect that our selling expenses will continue to increase during 2015, as we build a sales force within and outside of the United States to support the launch and commercialization of these products and our related laboratory service offerings. Selling expenses may also increase as we market and sell the services offered by the NRLBH, including NAF cytology tests, pharmacogenomics tests and potentially other tests.

General and Administrative Expenses: G&A expenses consist primarily of personnel and related benefit costs, facilities, professional services, insurance, and public company related expenses. The increase in G&A expenses is mainly due to an increase in compensation expenses, professional fees, and recruiting fees as we increased our headcount to support the launch of our new products. The increase also reflects an increase in bad debt expenses as a result of significant increases in revenue.

We expect our G&A and selling expenses to continue to grow throughout 2015 as we hire additional administrative and manufacturing personnel to support the increased sales and operating activities as we commercialize the ForeCYTE Breast Aspirator and FullCYTE Breast Aspirator, pharmacogenomics testing and our other products and services under development. We also expect to incur additional costs associated with being a publicly traded company.

Research and Development Expenses: The increase in R&D expenses is attributed to additional R&D expenditures on the launch and development of ForeCYTE and FullCYTE in the first quarter of 2015. We expect that our R&D expenditures will continue to grow as we develop our new products and tests in the pipeline, including Afimoxifene Gel, our NextCYTE test and other laboratory tests we may develop. We will add additional full-time employees and incur additional costs to continue the development of our products and services under development, including the development of Afimoxifene Gel and other potential pharmaceuticals and conducting one or more clinical studies.

Liquidity and Capital Resources

We have a history of operating losses as we have focused our efforts on raising capital and building the MASCT System. The Company’s consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses and negative operating cash flows since inception. For the six months ended June 30, 2015, the Company recorded a net loss of approximately $6.5 million and used approximately $6.5 million of cash in operating activities. As of June 30, 2015, the Company had approximately $11.4 million in cash and cash equivalents and working capital of approximately $10.3 million. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. The Company can give no assurances that any additional capital that it is able to obtain, if any, will be sufficient to meet its needs, or that any such financing will be obtainable on acceptable terms. If the Company is unable to obtain adequate capital, it could be forced to cease operations or substantially curtail is commercial activities. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities should the Company be unable to continue as a going concern.

On March 27, 2013, we entered into a stock purchase agreement with Aspire Capital Fund, LLC, pursuant to which we sold common stock to Aspire from March 2013 through October 2013 for a total aggregate purchase price of $11,303,745.  On November 8, 2013, we terminated this stock purchase agreement and entered into a new agreement with Aspire for the sale of our common stock to Aspire under the terms and subject to the conditions and limitations set forth therein.  Under the November agreement, Aspire was committed to purchase up to an aggregate of $25 million of shares of our common stock over the 30-month term of the agreement. On December 23, 2013, we sold $1 million of common stock to Aspire under this agreement. During the first quarter of 2015, we sold a total of 2,653,199 shares of common stock to Aspire Capital with aggregate gross proceeds to us of $4,292,349. No shares remain available for sale to Aspire under the terms of the November 8, 2013 agreement.

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

In May 2015, we entered into another agreement with Aspire Capital which provides that we may sell common stock to Aspire under the terms and subject to the conditions and limitations set forth therein. Under the new agreement, Aspire is committed to purchase up to $25 million of the Company’s common stock over the 30-month term of the new agreement. We have the right to present Aspire Capital with a purchase notice, directing Aspire Capital to purchase up to 150,000 shares of the Company’s common stock per business day, up to $25.0 million of the Company’s common stock in the aggregate at a per share price equal to the lesser of: i) the lowest sale price of the Company’s common stock on the purchase date; or ii) the arithmetic average of the three lowest closing sale prices for the Company’s common stock during the twelve consecutive trading days ending on the trading day immediately preceding the purchase date. Because of limitations imposed by the NASDAQ rules, we may not be able to sell shares of stock to Aspire until November 2015.

  In June 2015, we sold 1,454,003 shares of common stock at the purchase price of $1.15 per share and pre-funded warrants to purchase 3,610,997 shares of common stock (the “Pre-Funded Warrants”) at a purchase price of $1.14 per share for total gross proceeds of $5.8 million (the “2015 Offering”). Each Pre-Funded Warrant is exercisable for $0.01 per share, subject to adjustments from time to time and certain limits on each holder’s beneficial ownership of common stock of the Company.

Our ability to continue as a going concern is dependent on our obtaining additional adequate capital to fund additional operating losses until we become profitable. If we are unable to obtain adequate capital, we could be forced to cease operations.

Medicare Reimbursement

The majority of the pharmacogenomics tests performed by the NRLBH to date have been for Medicare patients and at an average Medicare rate of approximately $1,100 per test. On May 7, 2015, the Medicare Administrative Contractor covering the region in which the NRLBH operates issued a local coverage determination (or “LCD”), effective June 22, 2015, that affects the Medicare reimbursement we expect to receive for our pharmacogenomics tests performed on or after. The LCD provides that Medicare reimbursement will be provided for pharmacogenomics tests only for patients on a few specific drugs or for specific conditions at the reimbursement rate of $243 to $669 per test, depending on the drug and condition, which is lower than our historic average reimbursement. Most of the pharmacogenomics tests previously performed by the NRLBH have been for drugs and conditions that are not reimbursable under the new LCD. In response to this LCD, we have focused our pharmacogenomics sales and marketing efforts on commercial payors, rather than Medicare, though we also plan to focus on the drugs and conditions for which Medicare reimbursement is available.

Since April 2015, in response to the anticipated impact of the LCD, our payer mix has changed to 64% non-Medicare payers and 36% Medicare, which reflects a significant change from the first quarter of 2015, during which Medicare payers comprised approximately 82% of testing recipients. We expect this trend to continue.

Cash Flows

As of June 30, 2015, we had cash and cash equivalents of $11,402,935.

Net Cash Flows from Operating Activities: Net cash used in operating activities was approximately $6,519,316 for the six months ended June 30, 2015, compared with $4,858,345 for the same period in 2014. The increase in cash used in operating activities of $1,660,971 resulted primarily from an increase in R&D activities related to our new product developments and additional salaries to support the operations.

Net Cash Flows from Investing Activities: Net cash used in investing activities was $81,665 for the six months ended June 30, 2015, compared with $191,070 for the six months ended June 30, 2014. The decrease was primarily attributable to the reduction in purchases of fixed asset equipment in 2015 as compared to 2014.

Net Cash Flows from Financing Activities: Net cash provided by financing activities was $9,503,198 for the six months ended June 30, 2015, compared with $13,005,745 for the six months ended June 31, 2014. In both years, we recognized financing cash flows from the sale of our common stock to Aspire and the offering in 2015 or the 2014 public offering. The decrease in net cash flows from financing activities is due to the 2015 proceeds from the offering of common stock being lower than the proceeds from the 2014 public offering.

Funding Requirements

We expect to incur substantial expenses and generate ongoing operating losses for the foreseeable future as we continue to: commercialize the ForeCYTE Breast Aspirator outside the United States and the FullCYTE Breast Aspirator in the United States; continue to launch our laboratory tests including the pharmacogenomics and NAF cytology tests; complete the development of and potentially launch the ArgusCYTE test, NextCYTE test, and potentially other devices in the pipeline; continue the development of Afimoxifene Gel; and start the development of other therapeutics including related clinical studies. We expect that our existing resources as of June 30, 2015 will be sufficient to fund our planned operations through the first quarter of 2016. In addition to our cash and cash equivalents at June 30, 2015 of approximately $11.4 million, additional potential sources of capital include selling securities that are registered on our Form S-3 registration statement and seeking to raise capital through sales of securities to third parties and existing stockholders. If we are unable to raise additional capital when needed, however, we could be forced to curtail or cease operations. Our future capital uses and requirements depend on numerous factors, which include the following:

•	the time and expense needed to continue the launch and commercialization of the ForeCYTE and FullCYTE Breast Aspirators;

•	the expense associated with building a network of independent sales representatives to market the ForeCYTE and FullCYTE Breast Aspirators, pharmacogenomics tests, and NAF cytology tests;

•	time, expense and timing associated with the development of Afimoxifene Gel and our other planned therapeutic programs; and

•	the degree and speed of patient and physician acceptance of our products and the degree to which third party payors approve the tests for reimbursement.

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

Off-Balance Sheet Arrangements

We do not currently have, nor have we ever had, any relationships with unconsolidated entities or financial partnerships, such as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts.

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

ITEM 3. QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2015, our principal executive officer and principal financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On October 10, 2013, a putative securities class action complaint, captioned Cook v. Atossa Genetics, Inc., et al., No. 2:13-cv-01836-RSM, was filed in the United States District Court for the Western District of Washington against us, certain of our directors and officers and the underwriters of our November 2012 initial public offering. The complaint alleges that all defendants violated Sections 11 and 12(a)(2), and that we and certain of our directors and officers violated Section 15, of the Securities Act by making material false and misleading statements and omissions in the offering’s registration statement, and that we and certain of our directors and officers violated Sections 10(b) and 20A of the Exchange Act and SEC Rule 10b-5 promulgated thereunder by making false and misleading statements and omissions in the registration statement and in certain of our subsequent press releases and SEC filings with respect to our NAF specimen collection process, our ForeCYTE Aspirator Breast Health Test and our MASCT device. This action seeks, on behalf of persons who purchased our common stock between November 8, 2012 and October 4, 2013, inclusive, damages of an unspecific amount.

On February 14, 2014, the Court appointed plaintiffs Miko Levi, Bandar Almosa and Gregory Harrison (collectively, the “Levi Group”) as lead plaintiffs, and approved their selection of co-lead counsel and liaison counsel. The Court also amended the caption of the case to read In re Atossa Genetics, Inc. Securities Litigation. No. 2:13-cv-01836-RSM. An amended complaint was filed on April 15, 2014. The Company and other defendants filed motions to dismiss the amended complaint on May 30, 2014. On October 6, 2014 the Court granted defendants’ motion dismissing all claims against Atossa and all other defendants. On October 30, 2014, the Court entered a final order of dismissal. On November 3, 2014, plaintiffs filed a notice of appeal with the Court and have appealed the Court’s dismissal order to the U.S. Court of Appeals for the Ninth Circuit. On February 11, 2015, plaintiffs filed their opening appellate brief. Defendants filed an answering brief on April 13, 2015. On May 18, 2015, plaintiffs filed a reply brief in support of their appeal. A hearing for the appeal has not been set.

The Company believes this complaint is without merit and plans to defend ourselves vigorously; however failure to obtain a favorable resolution of the claims set forth in the complaint could have a material adverse effect on the Company’s business, results of operations and financial condition.  Currently, the amount of such material adverse effect cannot be reasonably estimated, and no provision or liability has been recorded for these claims as of June 30, 2015. The costs associated with defending and resolving the complaint and ultimate outcome cannot be predicted. These matters are subject to inherent uncertainties and the actual cost, as well as the distraction from the conduct of our business, will depend upon many unknown factors and management’s view of these may change in the future.

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

There have been no material changes to the risk factors described in the Company’s Annual Report on Form 10-K, as filed with the SEC on March 30, 2015, except for the following items, which have been updated.

Anticipated liquidity issues in the next six to twelve months.

For the six months ended June 30, 2015, we generated $4,567,425 in revenue and we incurred a net loss of $6,480,617. Through June 30, 2015, we had an accumulated deficit of approximately $41.7 million. We expect that our existing resources will be sufficient to fund our planned operations through the first quarter of 2016. We have not yet established an ongoing source of revenue sufficient to cover our operating costs and allow us to continue as a going concern. Our ability to continue as a going concern is dependent on obtaining adequate capital to fund operating losses until we become profitable. We may not be successful in launch of ForeCYTE and FullCYTE Breast Aspirators and other sources of capital may not be available when we need them or on acceptable terms. If we are unable to raise in a timely fashion the amount of capital we anticipate needing, from Aspire or otherwise, we would be forced to curtail or cease operations.

Changes in regulations and policies, including adverse coverage decisions by Medicare Administrative Contractors, or changes in payor mix may adversely affect reimbursement for laboratory services and could have a material adverse impact on our revenue and profitability.

Most of our services are billed to a party other than the physician who ordered the test, including for example, Medicare and commercial insurance companies. The majority of our pharmacogenomics tests have been billed to Medicare. Reimbursement levels for healthcare services are subject to continuous and often unexpected changes in policies. Changes in governmental and third party reimbursement rates and policies may result from statutory and regulatory changes, retroactive rate adjustments, administrative rulings, competitive bidding initiatives, and other policy changes. Uncertainty also exists as to the coverage and reimbursement status of new services, including our pharmacogenomics test and NAF test both of which are relatively new services.

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

If we are not able to protect our proprietary technology, others could compete against us more directly, which would harm our business.

Our commercial success will depend, in part, on our ability to obtain additional patents and licenses and protect our existing patent position, both in the United States and in other countries, for devices, kits, diagnostics tests, therapeutics and related technologies, processes, methods, compositions and other inventions that we believe are patentable. Our ability to preserve our trade secrets and other intellectual property is also important to our long-term success. If we do not adequately protect our intellectual property, competitors may be able to use our technologies and erode or negate any competitive advantage we may have, which could harm our business and ability to maintain profitability. Patents may also issue to third parties which could interfere with our ability to bring our molecular diagnostic tests or therapeutics to market. The laws of some foreign countries do not protect our proprietary rights to the same extent as U.S. laws, and we may encounter significant problems in protecting our proprietary rights in these countries. The patent positions of diagnostic companies and pharmaceutical and biotechnology companies, including our patent position, are generally highly uncertain and particularly after the Supreme Court decisions, Mayo Collaborative Services v. Prometheus Laboratories, 132 S. Ct. 1289 (2012), Association for Molecular Pathology v. Myriad, 133 S. Ct. 2107 (2013), and Alice Corp. v. CLS Bank Int’l, 134 S. Ct. 2347 (2014), and involve complex legal and factual questions, and, therefore, any patents issued to us may be challenged, deemed unenforceable, invalidated or circumvented. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary technologies and any future tests are covered by valid and enforceable patents or are effectively maintained as trade secrets. Our patent applications may never issue as patents, and the claims of any issued patents may not afford meaningful protection for our technology or tests. In addition, any patents issued to us or our licensors may be challenged, and subsequently narrowed, invalidated or circumvented.

The degree of future protection for our proprietary rights is uncertain, and we cannot ensure that:

•	we or our licensors were the first to make the inventions covered by each of our patent applications;

•	we or our licensors were the first to file patent applications for these inventions;

•	others will not independently develop similar or alternative technologies or duplicate any of our technologies;

•	any of our or our licensors’ patent applications will result in issued patents;

•	any of our or our licensors’ patents will be valid or enforceable;

•	any patents issued to us or our licensors and collaborators will provide a basis for commercially viable tests and/or therapeutics, will provide us with any competitive advantages or will not be challenged by third parties;

•	we will develop additional proprietary technologies or tests that are patentable;

•	the patents of others will not have an adverse effect on our business; or

•	our patents or patents that we license from others will survive legal challenges, and remain valid and enforceable.

If a third party files a patent application with claims to a biomarker or a drug we have discovered or developed, a derivation proceeding may be initiated regarding competing patent applications. If a derivation proceeding is initiated, we may not prevail in the derivation proceeding. If the other party prevails in the derivation proceeding, we may be precluded from commercializing services or tests based on the biomarker or the drug, or may be required to seek a license. A license may not be available to us on commercially acceptable terms, if at all.

We also rely upon unpatented proprietary technologies. Although we require employees, consultants and collaborators to sign confidentiality agreements, we may not be able to adequately protect our rights in such unpatented proprietary technologies, which could have a material adverse effect on our business. For example, others may independently develop substantially equivalent proprietary information or techniques or otherwise gain access to our proprietary technologies or disclose our technologies to our competitors.

If we were sued for patent infringement by third parties, we might incur significant costs and delays in test or drug introduction.

Our tests and drug candidates may also conflict with patents that have been or may be granted to others. Our industry includes many organizations that have or are seeking to discern biomarkers and develop genomic, proteomic and other technologies and also develop drugs. To the extent any patents are issued or have been issued to those organizations, the risk increases that the sale of our molecular diagnostic and companion diagnostic tests, and drugs under development may give rise to claims of patent infringement. Others may have filed and in the future are likely to file patent applications covering biomarkers that are similar or identical to our tests and/or drugs that are similar to our drugs. Any of these patent applications may have priority over our patent applications and these entities or persons could bring legal proceedings against us seeking damages or seeking to enjoin us from testing or marketing our tests. Patent litigation is costly, and even if we prevail, the cost of such litigation could have a material adverse effect on us. If the other parties in any such actions are successful, in addition to any liability for damages, we could be required to cease the infringing activity or obtain a license. Any license required may not be available to us on commercially acceptable terms, if at all. Our failure to obtain a license to any technology that we may require to commercialize our tests could have a material adverse effect on our business. We believe that there may be significant litigation in the industry regarding patent and other intellectual property rights. If we become involved in this litigation, it could consume a substantial portion of our managerial and financial resources.

If we fail to comply with our obligations under license or technology agreements with third parties, we could lose license rights that are critical to our business.

We license intellectual property that is critical to our business, including licenses underlying the technology in our molecular diagnostic and pharmaceutical and clinical services and therapeutics and in the future we may enter into additional agreements that provide us with licenses to valuable intellectual property or technology. These licenses impose various royalty payments, milestones, and other obligations on us. If we fail to comply with any of these obligations, the licensor may have the right to terminate the license. Termination by the licensor would cause us to lose valuable rights, and could prevent us from distributing our current tests and/or drugs, or inhibit our ability to commercialize future test and/or therapeutics candidates. Our business would suffer if any current or future licenses terminate, if the licensors fail to abide by the terms of the license, if the licensors fail to prevent infringement by third parties, if the licensed patents or other rights are found to be invalid or unenforceable, or if we are unable to enter into necessary licenses on acceptable terms.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

 None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

(a)	Exhibits

Incorporated by Reference Herein
Exhibit No.	Description	Form	Date

10.1	Intellectual Property License Agreement with Besins Healthcare Luxembourg SARL	Current Report on Form 8-K, as Exhibit 10.1	May 18, 2015

10.2	Purchase Agreement and Registration Rights Agreement with Aspire Capital	Registration Statement on Form S-1	May 26, 2015

10.3	Placement Agent Agreement with Roth Capital partners, LLC and Dawson James Securities, Inc.	Current Report on Form 8-K, as Exhibit 10.1	June 10, 2015

10.4	Pre-Funded Warrants to Purchase Common Stock.	Current Report on Form 8-K, as Exhibit 4.1	June 10, 2015

10.5	Subscription Agreements to Purchase Shares.	Current Report on Form 8-K, as Exhibit 10.2	June 10, 2015

31.1	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of Steven C. Quay	Filed herewith

31.2	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of Kyle Guse	Filed herewith

32.1	Certification pursuant to 18 U.S.C. Section 1350 of Steven C. Quay	Filed herewith

32.2	Certification pursuant to 18 U.S.C. Section 1350 of Kyle Guse	Filed herewith

101	Interactive Data Files pursuant to Rule 405 of Regulation S-T	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 6, 2015

/s/ Steven C. Quay

President and Chief Executive Officer
(On behalf of the Registrant)

/s/ Kyle Guse
Kyle Guse
Chief Financial Officer, General Counsel and Secretary
(As Principal Financial and Accounting Officer)

