Form 10-Q
period 2015-09-30
ATOSSA GENETICS INC
filed 2015-11-12
CIK 1488039

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number: 001-35610

ATOSSA GENETICS INC.

(Exact name of registrant as specified in its charter)

Delaware	26-4753208
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2300 Eastlake Ave. East, Suite 200	98102
Seattle, WA	(Zip Code)
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

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding at November 12, 2015 was 30,446,260.

ATOSSA GENETICS INC.

FORM 10-Q

QUARTERLY REPORT

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ATOSSA GENETICS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2015	2014
	(Unaudited)
Assets

Current assets
Cash and cash equivalents	$7,839,439	$8,500,718
Restricted cash	275,000	-
Accounts receivable, net	1,055,059	297,958
Prepaid expenses	201,652	247,207
Inventory, net	170,860	39,788
Total current assets	9,542,010	9,085,671

Furniture and equipment, net	484,544	357,532
Intangible assets, net	1,768,812	1,920,645
Deferred financing costs	509,375	351,961
Other assets	52,649	48,193
Total assets	$12,357,390	$11,764,002

Liabilities and Stockholders' Equity

Current liabilities
Accounts payable	$1,179,329	$594,357
Accrued expenses	934,675	444,861
Payroll liabilities	1,156,000	1,056,705
Short-term lease obligations	-	76,025
Other current liabilities	22,601	42,228
Total current liabilities	3,292,605	2,214,176

Deferred rent	5,688	2,483
Long-term lease obligations	-	49,216
Total liabilities	3,298,293	2,265,875

Commitments and contingencies (note 13)

Stockholders' equity
Preferred stock - $.001 par value; 10,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock - $.001 par value; 75,000,000 shares authorized, 30,446,260 and 24,564,058 shares issued and outstanding	30,446	24,564
Additional paid-in capital	55,001,918	44,648,103
Accumulated deficit	(45,973,267)	(35,174,540)
Total stockholders' equity	9,059,097	9,498,127

Total liabilities and stockholders' equity	$12,357,390	$11,764,002

The accompanying notes are an integral part of these condensed consolidated financial statements.

ATOSSA GENETICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,		For The Nine Months Ended September 30,
	2015	2014	2015	2014
Net revenue	$772,244	$3,426	$5,339,669	$37,425
Cost of revenue	313,406	-	3,376,071	-
Gross profit	458,838	3,426	1,963,598	37,425
Operating expenses:
Selling	738,036	282,374	2,016,951	743,597
Research and development	1,090,349	923,169	2,398,032	1,856,439
General and administrative	3,017,909	2,043,138	8,413,891	6,280,102
Total operating expenses	4,846,294	3,248,681	12,828,874	8,880,138
Operating loss	(4,387,456)	(3,245,255)	(10,865,276)	(8,842,713)
Other income (expense)	69,345	(140)	66,549	(2,189)
Loss before income taxes	(4,318,111)	(3,245,395)	(10,798,727)	(8,844,902)
Income taxes	-	-	-	-
Net loss	$(4,318,111)	$(3,245,395)	$(10,798,727)	$(8,844,902)
Loss per common share - basic and diluted	$(0.15)	$(0.13)	$(0.39)	$(0.37)
Weighted average shares outstanding, basic & diluted	28,766,012	24,537,379	27,500,855	23,860,843

  The accompanying notes are an integral part of these condensed consolidated financial statements.

ATOSSA GENETICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(10,798,727)	$(8,844,902)
Compensation cost for stock options granted	703,726	545,115
Depreciation and amortization	249,744	380,977
Gain on disposal of assets	(74,800)	-
Bad debt expense	1,188,193	80,870
Changes in operating assets and liabilities:
Restricted cash	(275,000)	-
Accounts receivable	(1,878,795)	29,051
Inventory	(131,072)	(45,867)
Prepaid expenses	45,555	(71,099)
Other assets	(4,456)	(42,512)
Accounts payable	326,769	191,106
Payroll liabilities	99,295	205,879
Deferred rent	11,298	(39,608)
Accrued expenses	566,118	(5,774)
Product recall liabilities	-	(208,108)
Other current liabilities	(27,720)	(11,274)
Net cash used in operating activities	(9,999,872)	(7,836,146)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of furniture and equipment	(95,196)	(102,530)
Purchase of intangible assets	(15,553)	(184,979)
Net cash used in investing activities	(110,749)	(287,509)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from issuance of common stock and warrants	9,498,557	13,155,745
Payments on capital lease obligations	(49,215)	-
Net cash provided by financing activities	9,449,342	13,155,745

NET DECREASE IN CASH AND CASH EQUIVALENTS	(661,279)	5,032,090
CASH AND CASH EQUIVALENTS, BEGINNING BALANCE	8,500,718	6,342,161
CASH AND CASH EQUIVALENTS, ENDING BALANCE	$7,839,439	$11,374,251

SUPPLEMENTAL DISCLOSURES:
Interest paid	$284	$2,343
NONCASH INVESTING AND FINANCING ACTIVITIES:
Noncash reclassification of prepaid license fees	$-	$15,000
Purchases of equipment recorded in accounts payable	$128,875	$-
Amortization of deferred financing costs	$453,836	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

ATOSSA GENETICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1: NATURE OF OPERATIONS

Atossa Genetics Inc. (the “Company”) was incorporated on April 30, 2009 in the State of Delaware. The Company was formed to develop and market medical devices, laboratory tests and therapeutics to address breast health conditions. The Company’s fiscal year ends on December 31st.

The Company’s current therapeutic programs include Afimoxifene Gel and Fulvestrant administered through the Company’s patented intraductal Microcatheters, both of which are in Phase II clinical development. The Company’s medical devices consist primarily of its ForeCYTE Breast Aspirator (formerly called the Mammary Aspirate Specimen Cytology Test System, or MASCT), the FullCYTE Breast Aspirator and the intraductal Microcatheters. In December 2011, the Company established The National Reference Laboratory for Breast Health, Inc., the NRLBH, as a wholly-owned subsidiary which performs nipple aspirate fluid (“NAF”) cytology testing on NAF specimens, including those collected with the Company’s breast aspirator devices, and pharmacogenomics tests. The NRLBH is certified by College of American Pathologists (CAP) and by Clinical Laboratory Improvement Amendments (CLIA) and it is certified under ISO 15189:2012.

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

NOTE 2: GOING CONCERN

The Company’s consolidated financial statements are prepared using generally accepted accounting principles in the United States of America (“GAAP”) applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses and negative operating cash flows since inception. For the nine months ended September 30, 2015, the Company recorded a net loss of approximately $10.8 million and used approximately $10 million of cash in operating activities. As of September 30, 2015, the Company had approximately $7.8 million in cash and cash equivalents and working capital of approximately $6.2 million. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. The Company can give no assurances that any additional capital that it is able to obtain, if any, will be sufficient to meet its needs, or that any such financing will be obtainable on acceptable terms. If the Company is unable to obtain adequate capital, it could be forced to cease operations or substantially curtail is commercial activities. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities should the Company be unable to continue as a going concern.

Management’s Plan to Continue as a Going Concern

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plans to obtain such resources for the Company include (1) obtaining capital from the sale of its equity securities, (2) sales of the ForeCYTE and FullCYTE Breast Aspirators and laboratory service revenue, and (3) short-term borrowings from the banks, stockholders or related party(ies), if needed. However, management cannot provide any assurance that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually to secure other sources of financing and attain profitable operations.

NOTE 3: SUMMARY OF ACCOUNTING POLICIES

Basis of Presentation:

The accompanying condensed consolidated financial statements have been prepared pursuant to the rules of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures, normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), have been condensed or omitted pursuant to those rules and regulations. The Company believes disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments which consist only of normal recurring adjustments necessary to fairly state the financial position, results of operations and cash flows with respect to the interim condensed consolidated financial statements have been included. The results of operations for the interim periods are not necessarily indicative of the results of operations for the entire fiscal year. Reference is made to the Company’s audited annual financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2014, which contain information useful to understanding the Company's business and financial statement presentations. The Condensed Consolidated Balance Sheet as of December 31, 2014 was derived from the Company's most recent audited financial statements, but does not include all disclosures required by GAAP for a year-end balance sheet. The Company’s significant accounting policies and practices are presented as Note 3 to the consolidated financial statements included in the Annual Report. The accompanying condensed consolidated financial statements include the financial statements of Atossa Genetics Inc. and its wholly-owned subsidiary, the NRLBH. All significant intercompany account balances and transactions have been eliminated in consolidation. These condensed consolidated financial statements have been prepared in accordance with GAAP.

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

Services are provided to self-pay patients or patients covered by various commercial insurance plans and Medicare programs. Revenue for services under insurance plans are recognized net of allowances for contractual discounts and allowances for differences between the amounts we bill and expected payment amounts. The Company records revenue for diagnostic testing on an accrual basis based on the amount expected to be collected based on historical benefits allowed for Medicare and non-Medicare payer. The expected revenues from non-Medicare payers are based on the historical experience of each payer or payer group, as appropriate. The assumptions used to determine the expected benefits allowed are reasonable considering known facts and circumstances and may change as we develop more history. If the actual amount received from the payers or patients are different than the original accrual amount, revenue is subsequently adjusted.

Accounts Receivable

Accounts receivable are recorded at net realizable value consisting of the carrying amount less an allowance for doubtful accounts, as needed. The Company assesses the collectability of accounts receivable based primarily upon the creditworthiness of the customer as determined by credit checks and analysis, as well as the customer’s payment history. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer creditworthiness, current economic trends, and changes in customer payment patterns to evaluate the adequacy of the allowance for doubtful accounts. Based on the historical experience for our accounts, management has determined, based on a detailed analysis, that accounts receivable associated with certain billings are unlikely to be collected. The Company’s allowance for doubtful accounts was $1,182,777 and $564,456 at September 30, 2015 and December 31, 2014, respectively. Bad debt expense is included in general and administrative expense on the Company’s consolidated statements of operations. Bad debt expense was $1,188,193 and $80,870 for the nine months ended September 30, 2015 and 2014, respectively, and was $625,499 and $16,111 for the three months ended September 30, 2015 and 2014, respectively.

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

NOTE 4: RESTRICTED CASH

Our restricted cash balance of $275,000 as of September 30, 2015, consists entirely of cash pledged as security for the Company’s newly issued commercial credit cards.

NOTE 5: PREPAID EXPENSES

Prepaid expenses consisted of the following:

	September 30, 2015	December 31, 2014
Prepaid hardware and software	46,568	38,268
Prepaid insurance	41,668	87,633
Professional fees	41,196	-
Retainer and security deposits	39,218	25,000
Tradeshow and other marketing events	12,500	50,000
Lab supplies	10,481	14,976
Other	10,021	31,330
Total prepaid expenses	$201,652	$247,207

NOTE 6: FURNITURE AND EQUIPMENT

Furniture and equipment consisted of the following:

	September 30, 2015	December 31, 2014
Machinery and equipment	$718,953	$522,813
Leasehold improvements	121,596	93,665
Furniture and equipment	840,549	616,478
Less: Accumulated depreciation	(356,005)	(258,946)
Total furniture and equipment	$484,544	$357,532

Depreciation expense for the three months ended September 30, 2015 and 2014 was $32,620 and $24,643, respectively, and $97,059 and $65,678 for the nine months then ended.

NOTE 7: INTANGIBLE ASSETS

Intangible assets consisted of the following:

	September 30,	December 31,
	2015	2014
Patents	$1,630,000	$1,630,000
Capitalized license costs	200,000	200,000
Software	203,890	203,038
Intangible assets	2,033,890	2,033,038
Less: Accumulated amortization	(265,078)	(112,393)
Total intangible assets, net	$1,768,812	$1,920,645

Intangible assets amounted to $1,768,812 and $1,920,645 as of September 30, 2015 and December 31, 2014, respectively, and consisted of patents, capitalized license costs and software acquired. The amortization period for the purchased software is three years. Amortization expense related to software for the three months ended September 30, 2015 and 2014 was $11,261 and $4,913, respectively, and $34,090 and $22,436 for the nine months ended September 30, 2015 and September 30, 2014, respectively.

Patents amounted to $1,630,000 as of September 30, 2015 and December 31, 2014, and mainly consisted of patents acquired from Acueity on September 30, 2012 in an asset purchase transaction. Patent assets are amortized based on their determined useful life, and tested annually for impairment. The amortization period was from seven to fourteen years. Amortization expense related to patents was $37,253 and $93,497 for the three months ended September 30, 2015 and 2014, respectively, and $111,761 and $281,196 for the nine months ended September 30, 2015 and 2014, respectively.

Capitalized license costs consist of fees paid to A5 Genetics KFT, Corporation, pursuant to which the Company received the world-wide (other than the European Union) exclusive license to use the software in the NextCYTE test. Amortization expense related to license costs was $5,000 and $5,000 for the three months ended September 30, 2015 and 2014, respectively, and $15,000 and $5,000 for the nine months ended September 30, 2015 and 2014, respectively.

Future estimated amortization expenses as of September 30, 2015 for the five succeeding years are as follows:

For the Year Ending December 31,	Amounts
2015 (includes the remainder of the year)	$53,515
2016	227,130
2017	198,628
2018	169,934
2019	169,015
Thereafter	950,590
$1,768,812

NOTE 8: ACCRUED EXPENSES

Accrued expenses consisted of the following:

	September 30, 2015	December 31, 2014
Accrued commissions	$737,991	$174,398
Accrued expenses	106,802	254,126
Accrued royalties	89,882	16,337
Total accrued expenses	$934,675	$444,861

NOTE 9: PAYROLL LIABILITIES

Payroll liabilities consisted of the following:

	September 30, 2015	December 31, 2014
Accrued bonus payable	$741,596	$752,828
Accrued payroll tax liabilities	236,582	194,224
Accrued payroll liabilities	177,822	109,653
Total payroll liabilities	$1,156,000	$1,056,705

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

2015 Issuance of Additional Shares to Aspire Capital

During the first quarter of 2015, we sold a total of 2,653,199 shares of common stock to Aspire Capital Fund, LLC (“Aspire Capital”) under the stock purchase agreement dated November 8, 2013 with aggregate gross proceeds to us of $4,292,349. No shares remain available for sale to Aspire Capital under the terms of the November 8, 2013 agreement with them.

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

Outstanding Warrants

As of September 30, 2015, warrants to purchase 8,244,423 shares of common stock are outstanding including:

	Outstanding Warrants to Purchase Shares	Exercise Price	Expiration Date

2011 private placement	4,252,050	$1.25 - 1.60	June 23, 2016
Acueity warrants	325,000	5.00	September 30, 2017
2014 public offering	1,166,849	3.00	January 29, 2019
2015 offering prefunded warrants	2,210,997	0.01	Perpetual
Placement agent fees for Company’s offerings	242,027	2.12 – 12.43	March - November, 2018
Outside consulting	47,500	$4.24	January 14, 2018
	8,244,423

NOTE 11: NET LOSS PER SHARE

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

The following table sets forth the number of potential common shares excluded from the calculation of net loss per diluted share for the three and nine months ended September 30, 2015 and 2014 because the effect of them would be anti-dilutive since the Company recorded net losses for all of these periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Options to purchase common stock	4,407,409	3,464,232	4,407,409	3,464,232
Warrants to purchase common stock	8,244,423	6,033,426	8,244,423	6,033,426
	12,651,832	9,497,658	12,651,832	9,497,658

NOTE 12: INCOME TAXES

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

As a result of the Company’s cumulative losses, management has concluded that a full valuation allowance against the Company’s net deferred tax assets is appropriate. No income tax liabilities existed as of September 30, 2015 and December 31, 2014 due to the Company’s continuing operating losses.

NOTE 13: CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At September 30, 2015 and December 31, 2014, the Company had $7,864,439 and $8,250,718 in excess of the FDIC insured limit, respectively.

NOTE 14: COMMITMENTS AND CONTINGENCIES

Affymetrix Purchase Commitment

On September 1, 2013, in connection with the development of the NextCYTE test by the NRLBH, the NRLBH entered into an “OwnerChip Program Agreement” with Affymetrix, Inc. (“Affymetrix”), a manufacturer of GeneChip Systems, where Affymetrix has agreed to loan a GeneChip System 3000Dx v.2 (“instrument”) to the Company if it purchases and takes delivery of a minimum thirty GeneChip Human Genome U133 Plus 2.0 (30-pack) arrays at $21,590 per 30-pack for the next three years for a total purchase obligation of $647,700 with a minimum purchase of ten 30-pack arrays per contract year.  At the end of the three-year contract, upon fulfillment of the purchase commitment, the instrument title and ownership transfer to the NRLBH at no additional cost. Because the Company takes ownership of the equipment at the completion of the three-year contract, the Company determined that the arrangement represents a capital lease for the equipment. The Company recorded $206,702 as a capital lease for the equipment and began amortizing the equipment on a straight line basis over five years. In addition to the GeneChip Human Genome, the NRLBH must purchase a two-year service contract for $51,600 to cover maintenance of the instrument during the contract period. The NRLBH placed an initial order for four 30-pack arrays during 2013 for $94,723. In September 2014, the NRLBH purchased six additional 30-pack arrays for $142,005. On September 29, 2015, the Company entered into a new agreement with Affymetrix to purchase the instrument for $129,000. All of the prior purchase commitments under the old agreement were terminated.

A5 Software Development Commitment

On June 10, 2013, the Company entered into an irrevocable license and service agreement with A5 Genetics KFT, Corporation (“A5 Genetics”), pursuant to which the Company received the worldwide (other than the European Union) exclusive license to the software used in the NextCYTE test.  The Company has the right to prosecute patents related to this software, two of which the Company has filed in the United States.  The patent applications have been assigned to the Company. The Company paid a one-time fee of $100,000 to A5 Genetics in 2013 and in March 2014 the Company completed software validation and paid an additional $100,000 to A5 Genetics.  The Company is obligated to pay up to an additional $1.2 million to A5 Genetics upon receiving the regulatory clearance for the NextCYTE test. The Company must also pay a royalty of $50 for each NextCYTE test performed and a service fee of $65 for each NextCYTE test performed.  The NextCYTE test is still in validation stage and no royalty or service fees have been paid as of September 30, 2015. The agreement terminates on the later of June 10, 2023 or the expiration of the latest patents covering the software.

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

Targeted Medical Education (TME) Master Service Agreement

On September 1, 2014, the NRLBH entered into a three-year agreement with TME Research LLC (TME) which requires TME to provide to the NRLBH 100 tissue specimens in connection with the development of the NextCYTE test. Fees payable to TME under the agreement include $99,600 up front, $31,500 upon supplying the first 25 specimens and $31,500 at the time of final delivery of all specimens. The agreement is terminable with 60 days prior written notice or immediately upon a material breach. As of September 30, 2015, the Company has paid $172,600 in fees, which were recorded as R&D expenses.

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

 The agreement requires that the Company pay a royalty of 8% to 9% of net sales for the first 15 years of commercialization. The Company has the non-exclusive right to also develop Afimoxifene Gel for breast cancer and other breast diseases, subject to the payment of the following milestone payments for these additional indications: (i) $5,000,000 for the exclusive right to review, access, and reference a Besins investigational new drug application (IND) for each additional indication; and (ii) $20,000,000 when the Company commences a Phase III clinical trial for each additional indication. If and when Atossa decides to sublicense its rights to commercialize the Afimoxifene Gel in a country in the territory, Besins has the right of first refusal to commercialize the Afimoxifene Gel on a country-by-country basis in countries where Besins has a marketing presence.

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

The Company believes this lawsuit is without merit and plans to defend itself vigorously; however, failure by the Company to obtain a favorable resolution of the claims set forth in the complaint could have a material adverse effect on the Company’s business, results of operations and financial condition.  Currently, the amount of such material adverse effect cannot be reasonably estimated, and no provision or liability has been recorded for these claims as of September 30, 2015. The costs associated with defending and resolving the lawsuit and ultimate outcome cannot be predicted. These matters are subject to inherent uncertainties and the actual cost, as well as the distraction from the conduct of the Company’s business, will depend upon many unknown factors and management’s view of these may change in the future.

NOTE 15: STOCK BASED COMPENSATION

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

The Company granted options to purchase 1,640,822 shares of common stock to employees and directors during the nine months ended September 30, 2015. There are 703,003 options available for grant under the 2010 Plan as of September 30, 2015.

Compensation costs associated with the Company’s stock options are recognized, based on the grant-date fair values of these options, over the requisite service period, or vesting period. Accordingly, the Company recognized stock based compensation expense of $317,986 and $703,726 for the three months and nine months ended September 30, 2015, respectively. The stock based compensation expense for the three months and nine months ended September 30, 2014 was $147,399 and $545,115, respectively.

Stock-based compensation expense was included in the following captions in the condensed consolidated statements of operations for the periods shown:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Selling expenses	$29,374	$26,755	$74,773	$68,592
Research and development expenses	32,124	15,997	75,914	30,763
General and administrative expenses	256,488	104,647	553,039	445,759
	$317,986	$147,399	$703,726	$545,114

The following table presents information concerning stock option grants for the nine months ended September 30, 2015:

	Employees	Executives & Officers
Date of Grant	January – September 2015	January – September 2015

Fair value of common stock on date of grant	$0.76 – 1.59	$1.21 – 1.59
Exercise price of the options	$1.40 – 1.88	$1.44 – 1.88
Expected life of the options (years)	6.03 – 6.13	6.06 – 6.11
Dividend yield	0.00%	0.00%
Expected volatility	107.1 – 115.0%	111.3 – 113.5%
Risk-free interest rate	1.64 – 1.81%	1.72 – 1.74%
Expected forfeiture per year (%)	10.00%	10.00%
Weighted average fair value of the options per unit	$0.82	$1.46

Options issued and outstanding as of September 30, 2015 and their activities during the nine months then ended are as follows:

	Number of Underlying Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Contractual Life Remaining in Years	Aggregate Intrinsic Value
Outstanding as of January 1, 2015	3,675,634	$2.86		$344,000
Granted	1,640,822	1.53		-
Forfeited/canceled	(559,047)	2.01		63,223
Expired	(350,000)
Exercised	-	-		-
Outstanding as of September 30, 2015	4,407,409	2.31	8.6	$500
Exercisable as of September 30, 2015	1,618,524	3.38	7.9	$-
Vested and expected to vest (1)	4,047,912	$2.37	8.6	$406

(1) vested shares and unvested shares after a forfeiture rate is applied

As of September 30, 2015, there were 2,788,885 unvested options outstanding and the related unrecognized total compensation cost associated with these options was $2,250,594. This expense is expected to be recognized over a weighted average period of 2.85 years.

NOTE 16: SUBSEQUENT EVENTS

All subsequent events requiring recognition as of September 30, 2015 have been incorporated into these consolidated financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

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

Forward-Looking Statements

This report contains, in addition to historical information, certain information, assumptions and discussions that may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have made these statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected or anticipated. Although we believe our assumptions underlying our forward-looking statements are reasonable as of the date of this report, we cannot assure you that the forward-looking statements set out in this report will prove to be accurate. We typically identify these forward-looking statements by the use of forward-looking words such as “expect,” “potential,” “continue,” “may,” “will,” “should,” “could,” “would,” “seek,” “intend,” “plan,” “estimate,” “anticipate,” or the negative version of those words or other comparable words. Forward-looking statements contained in this report include, but are not limited to, statements about:

•	whether we maintain our clearances from the U.S. Food and Drug Administration, or FDA, and foreign regulatory bodies, and the CE Certificates of Conformity granted by our notified body, to sell, market and distribute our medical devices;

•	whether we can achieve our revenue forecast and other financial projections for 2015;

•	our ability to successfully commercialize the FullCYTE Breast Aspirator in the United States and our ForeCYTE Breast Aspirator outside the United States;

•	our ability to successfully continue selling and servicing pharmacogenomics and NAF cytology testing in our laboratory;

•	our ability to successfully sell our products and services at currently expected prices or otherwise at prices acceptable to us;

•	our ability to successfully develop and commercialize our pharmaceutical candidates, including Afimoxifene Gel and drugs such as Fulvestrant delivered via our Microcatheters, and our ability to manufacture sufficient quantities of the active ingredients, enroll and successfully complete clinical studies and obtain necessary approvals from the FDA and other regulatory authorities;

•	our ability to successfully develop and commercialize new tests, tools and treatments currently in development and in the time frames currently expected;

•	our ability to maintain our business relationships, including with our distributors, suppliers and customers;

•	our ability to engage third party suppliers to manufacture the ForeCYTE Breast Aspirator, FullCYTE Breast Aspirator, FullCYTE Microcatheter, other devices under development and their components at quantities and costs acceptable to us;

•	our ability to satisfy ongoing FDA, European Union (EU) and foreign requirements for manufacturing, distributing, and promoting the FullCYTE Breast Aspirator, ForeCYTE Breast Aspirator, NAF cytology test and FullCYTE Microcatheter and to obtain regulatory approvals, clearances and CE Certificate of Conformity for our other products and services in development;

•	our ability to successfully defend ongoing litigation, including the securities class action law suit filed against us on October 10, 2013, and other similar complaints that may be brought in the future, in a timely manner and within the coverage, scope and limits of our insurance policies;

•	the benefits and clinical accuracy of our laboratory tests, including the NAF cytology and pharmacogenomics tests;

•	our ability to establish and maintain intellectual property rights covering our products and services;

•	the willingness of health insurance companies, including those who are members of the MultiPlan, FedMed and HealthSmart networks, and other third party payors to approve our products and services for coverage and reimbursement;

•	our ability to establish and maintain an independent sales representative force, including with our current and future distributors and their sub-distributors, to market our current products and services and those that we may develop;

•	our expectations regarding, and our ability to satisfy, federal, state and foreign regulatory requirements;

•	the accuracy of our estimates of the size and characteristics of the markets that our products and services may address;

•	our expectations as to future financial performance, expense levels and liquidity sources;

•	our ability to attract and retain key personnel;

•	our ability to sell additional shares of our common stock to Aspire Capital under the terms of our purchase agreement with them; and

•	our ability to obtain, maintain and defend our intellectual property rights covering our devices, specimens, collection kits, diagnostic tests and compositions.

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

Company Overview

We are a healthcare company focused on the development of locally-administered pharmaceuticals for the treatment of pre-cancer and early stage breast cancer. Our leading pharmaceutical under development is Afimoxifene Gel, which is in Phase II clinical development. We are also planning a Phase II clinical trial using our patented intraductal Microcatheters to deliver Fulvestrant to treat ductal carcinoma in-situ, or DCIS, and breast cancer. We have also developed and are commercializing proprietary laboratory tests and medical devices which, subject to receiving regulatory approvals, we may also develop to act as companions to our pharmaceuticals. Our laboratory tests are being developed and performed by our wholly-owned subsidiary, The National Reference Laboratory for Breast Health, Inc., or the “NRLBH.” The NRLBH has developed and is currently marketing nipple aspirate fluid, or NAF, cytology tests and pharmacogenomics tests.

In May 2015, we acquired the world wide exclusive rights to develop and commercialize Afimoxifene Gel for the potential treatment of hyperplasia of the breast and the rights to expand the license to other indications including breast cancer (which would require that we pay milestone payments for each additional indication). Afimoxifene Gel has been used in 16 Phase I and Phase II studies conducted in a variety of indications with over 450 patients. We are in the process of re-establishing the clinical supply of Afimoxifene Gel and plan to commence a Phase II clinical trial in mid-2016. The National Cancer Institute, Division of Cancer Prevention, has approved a Letter of Intent submitted by a member of the Consortia for Cancer Prevention Clinical Trials Program for the study of Afimoxifene Gel in women with DCIS. The Consortia includes five major medical research centers: the University of Arizona, Northwestern University, Mayo Clinic Foundation, M. D. Anderson Cancer Center and the University of Wisconsin.

In October 2015 the FDA accepted our investigational new drug application, or IND, to commence a Phase II clinical study using Fulvestrant administered via our patented intraductal Microcatheters to treat DCIS and breast cancer. We expect this study will be performed by Columbia University Medical Center and will commence in December 2015.

Our medical devices include the ForeCYTE Breast Aspirator for distribution outside the United States and the FullCYTE Breast Aspirator for the U.S. market. These devices are intended for the collection of NAF for cytological testing at a laboratory. The current version of the ForeCYTE Breast Aspirator is not cleared by the FDA for marketing in the United States; however, this device is CE-marked and is therefore available for sale in the European Union and the countries of the European Free Trade Association (EFTA). The FullCYTE Breast Aspirator has been cleared by the FDA for the collection of NAF for cytological purposes and is available for sale for the U.S. market through Atossa’s distributors. Other devices under development include intraductal microcatheters for the collection of ductal lavage fluid and for the potential administration of targeted pharmaceuticals, and various tools for potential use by breast surgeons.

Our key objectives are currently:

(1) Pharmaceutical Development: We plan to advance our pharmaceutical candidates through Phase II trials. A Phase II study of Fulvestrant administered via our patented intraductal Microcatheters is planned to commence in December 2015. A Phase II study of Afimoxifene Gel is planned to begin enrollment in the mid-2016.

(2) Breast Aspirators: Our FullCYTE Breast Aspirator is FDA-cleared and is available in the United States through our distributors, which are currently Thermo Fisher Scientific and Henry Schein Medical. Our ForeCYTE Breast Aspirator is CE-marked and is available in the EU and related markets through Rhenus Logistics. We plan to commence approximately three clinical studies in the EU and related markets of our ForeCYTE device to demonstrate clinical utility of the ForeCYTE device and/or to identify biomarkers in NAF that, subject to additional regulatory clearances, may enhance clinical utility of the device and the laboratory test of the NAF specimen. In September 2015, we received approval from the institutional review board to commence the first of these studies using the ForeCYTE device in Israel.

(3) Laboratory Tests: We plan to grow our revenue by promoting the pharmacogenomics test currently being offered by the NRLBH, and by developing and commercializing additional laboratory tests. We reported total gross revenue of $5.3 million for the nine months ended September 30, 2015, substantially all of which was from pharmacogenomics testing. In October 2015, we hired four additional fulltime sales and marketing professionals and beginning in October 2015 substantially all of our internal sales and marketing resources are being devoted to our pharmacogenomics test. An adverse Medicare local coverage determination, or LCD, was made on June 22, 2015 that limits the medical conditions and drugs that are covered by Medicare for our pharmacogenomics tests. As a result, our revenue from Medicare as well as from commercial payers has been negatively impacted. Due to the uncertainty around the impact that this change is having and could continue to have on our business, we are not at this time providing a revenue forecast for 2015 and are withdrawing any forecasts that we have previously provided. The NRLBH has in-network arrangements with Meridian Health Plan of Michigan and Washington Medicaid and is in the process of securing additional in-network arrangements with Medicaid and commercial payers.

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

Intellectual Property

As of September 30, 2015, and based on a recent periodic review of our patent estate, we own 147 issued patents (45 in the United States and at least 102 in foreign countries), and 22 pending patent applications (10 in the United States, and 12 pending international applications) directed to our products, services, and technologies. Our patent estate consists primarily of the following:

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

Atossa, Atossa Genetics (stylized), MASCT, ArgusCYTE, and National Reference Laboratory for Breast Health (stylized) are our registered trademarks. We have pending allowed applications with the United States Patent and Trademark Office for registration of the use of the marks FullCYTE and NextCYTE.

Summary of Our Products and Services

Our products and services currently being offered and currently under development consist primarily of the following:

	Product or Service	Regulatory Status	Primary Market	Commercialization Status
Pharmaceuticals	Afimoxifene Gel to Treat Ductal Hyperplasia	Phase II; not approved by the FDA or any other foreign competent authorities	United States; Europe	Licensed from Besins in May 2015; Phase II Trial planned for 2016
	Fulvestrant Delivered via our Microcatheter to Treat DCIS or Cancer	Phase II; not approved by the FDA or any other foreign competent authorities	United States; Europe	Phase II Trial planned to commence December 2015 or early 2016
Laboratory Tests Offered or Being Developed by the NRLBH	Pharmacogenomics Test	Laboratory Developed Test (LDT); not FDA approved or cleared	United States	Launched October 2014
	NAF Cytology Test	LDT	United States	Launched December 2012
	NextCYTE Breast Cancer Test	LDT	United States	Validation stage
	ArgusCYTE Breast Health Test	LDT	United States	Validation stage
	Other Tests	Under development	Various	N/A

Medical Devices	FullCYTE Breast Aspirator	FDA cleared	United States	Launched March 2015
	ForeCYTE Breast Aspirator	CE marked	EU and countries of EFTA	Launched March 2015
	FullCYTE Microcatheter to Collect Ductal Lavage Fluid for Cytology and/or Deliver Therapeutics	Additional FDA clearance to be sought	United States	Validation Stage
	Various Diagnostic Tools Including Microendoscopes	FDA cleared; additional clearances may be required	United States	Pre-launch; evaluating commercial opportunities

 We have not yet established an ongoing source of revenue sufficient to cover our operating costs and allow us to continue as a going concern. Our ability to continue as a going concern is dependent on obtaining adequate capital to fund operating losses until we become profitable. We plan to obtain additional capital resources by: selling our equity securities; selling our medical devices; generating laboratory service revenue from our services performed by the NRLBH; and borrowing from stockholders or others when needed. However, we cannot assure you that we will be successful in accomplishing any of these plans and, if we are unable to obtain adequate capital, we could be forced to cease operations. In 2013, substantially all of our revenue was from sales of the MASCT System and patient collection kits and from NAF cytology testing services performed by the NRLBH and substantially all of our revenue in 2014 and 2015 has been from pharmacogenomics testing performed by the NRLBH. As a result of the recall of the MASCT System and patient collection kits in October 2013, we did not generate revenue from October 2013 through the third quarter of 2014 when we launched and began generating revenue from the pharmacogenomics test offered by the NRLBH.

We will incur additional sales and marketing expenses as we market and sell our laboratory tests and we continue to make our medical devices available for commercial distribution and for clinical studies in their respective markets. We will need to revise our sales and marketing materials, continue hiring direct sales employees and engage new third parties to market and sell our products and services.  The FullCYTE Breast Aspirator may not gain adoption and may not sell at acceptable margins. The clinical studies we plan to perform with the ForeCYTE device may not be successful. If so, our potential sales and revenues will be negatively impacted.

Recent Capital Raising Transactions

May 2015 Common Stock Purchase Agreements with Aspire Capital Fund, LLC

During the first quarter of 2015, we sold a total of 2,653,199 shares of common stock to Aspire Capital under the stock purchase agreement dated November 8, 2013 with aggregate gross proceeds to us of $4,292,349. No shares remain available for sale to Aspire under the terms of the November 8, 2013 agreement with them and the agreement was subsequently terminated.

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

Under the new purchase agreement, we have the right to present Aspire Capital with a purchase notice, directing Aspire Capital to purchase up to 150,000 shares of our common stock per business day, up to $25.0 million of the Company’s common stock in the aggregate at a per share price equal to the lesser of: (i) the lowest sale price of our common stock on the purchase date; or (ii) the arithmatic average of the three (3) lowest closing sale prices for our common stock during the twelve (12) consecutive trading days ending on the trading day immediately preceding the purchase date.

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

Revenue Sources

Our business provides us with two potential revenue sources: (i) sales-based revenue from the sale of our medical devices, such as our ForeCYTE Breast Aspirator and FullCYTE Breast Aspirator and patient kits to distributors, physicians, breast health clinics, and mammography clinics; and (ii) service, or use-based, revenue from laboratory services performed by the NRLBH, such as preparation and interpretation of the NAF samples sent to our laboratory for analysis, pharmacogenomics tests and other tests that may be developed and commercialized by the NRLBH. Our main source of revenue beginning in October 2014 has been from pharmacogenomics testing and we anticipate generating additional revenue from other resources when we develop and launch new laboratory tests and/or when we further commercialize the FullCYTE Breast Aspirator in the United States and the ForeCYTE Breast Aspirator outside the United States. We plan to initially sell our laboratory services through independent sales representatives specializing in women’s health, and through our own direct sales force. The FullCYTE Breast Aspirator is available in the United States through our U.S. distributors. The ForeCYTE Breast Aspirator is available in EU and related markets through Rhenus Logistics.

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

Services are provided to self-pay patients or patients covered by various commercial insurance plans and Medicare programs. Revenue for services under insurance plans are recognized net of allowances for contractual discounts and allowances for differences between the amounts we bill and expected payment amounts. The Company records revenue for diagnostic testing on an accrual basis based on the amount expected to be collected based on historical benefits allowed for Medicare and non-Medicare payers. The expected revenues from non-Medicare payers are based on the historical experience of each payer or payer group, as appropriate. The assumptions used to determine the expected benefits allowed are reasonable considering known facts and circumstances and may change as we develop more history. If the actual amount received from the payors or patients are different than the original accrual amount, revenue is subsequently adjusted.

Cost of Revenue

Cost of revenue consists of cost of diagnostic testing services and cost of product sales. Cost of diagnostic testing services primarily includes direct cost of material, direct labor, equipment, commissions, royalty and shipping costs to process the patient samples (including pathology, quality control analysis, and shipping charges to transport the sample) in our laboratory. Costs associated with performing the Company's tests are recorded as tests are processed. Costs recorded for sample processing and shipping charges represent the cost of all the tests processed during the period regardless of whether revenue was recognized with respect to that test. Cost of product sales primarily includes manufacturing cost of our ForeCYTE and FullCYTE devices for sales to distributors, which is recorded upon transfer of ownership of the goods.

Accounts Receivable

Accounts receivable are recorded at net realizable value consisting of the carrying amount less allowance for doubtful accounts, as needed. The Company assesses the collectability of accounts receivable based primarily upon the creditworthiness of the customer or as determined by credit checks and analysis, as well as the customer’s payment history. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer creditworthiness, current economic trends, and changes in customer payment patterns to evaluate the adequacy of these reserves. The Company’s allowance for doubtful accounts as of September 30, 2015 and December 31, 2014 was $1,182,776 and $564,456, respectively. Bad debt expense is included in general and administrative expense on the Company’s consolidated statements of operations. Bad debt expense was $1,188,193 and $80,870 for the nine months ended September 30, 2015 and 2014, respectively.

Results of Operations

Three Months and Nine Months Ended September 30, 2015 and 2014

Revenue and Cost of Revenue: For the three months and nine months ended September 30, 2015, we had total net revenue of $772,244 and $5,339,669, respectively, consisting of revenues from pharmacogenomics testing, compared to $3,426 and $37,425 of revenue in the same periods in 2014, which consisted of additional cash collections on NAF cytology tests performed in 2013. We ceased generating any revenue from October 2013 through October 2014 due to our voluntary product recall. In March 2015, we introduced the FullCYTE Breast Aspirator in the U.S. and the ForeCYTE Breast Aspirator in the EU; however, we have not generated any revenue in 2015 from sales of these products.

On May 7, 2015, the Medicare Administrative Contractor covering the region in which the NRLBH operates issued a local coverage determination, or LCD, that affects the Medicare reimbursement we expect to receive for our pharmacogenomics tests for tests performed on or after the effective date of the LCD which was June 22, 2015. The LCD provides that Medicare reimbursement will be provided for pharmacogenomics tests only for patients on a few specific drugs or for specific conditions at the reimbursement rate of $243 to $669 per test, depending on the drug and condition, which is lower than our historic average reimbursement. Most of the pharmacogenomics tests previously performed by the NRLBH have been for drugs and conditions for which Medicare reimbursement will not be available under the new LCD after it becomes effective. This new LCD has negatively impacted our revenue for the quarter ended September 30, 2015. For example, the LCD has reduced the types of conditions and the pharmaceuticals for which Medicare will reimburse which we believe is causing some commercial carriers to deny and/or reduce coverage for some patients. This has negatively impacted the number of tested we performed in the third quarter 2015. Additionally, after the LCD went into effect, our largest commercial payor has denied coverage for a significant number of our pharmacogenomics tests which has adversely impacted our third quarter 2015 revenue. The LCD could continue to significantly reduce number of tests submitted to the NRLBH, the rate at which the NRLBH is reimbursed and could reduce the types of pharmaceuticals and conditions for which reimbursement is available, which could have a significant adverse impact on our revenues and operations.

Total cost of revenue for the three months and nine months ended September 30, 2015 was $313,406 and $3,376,071, respectively, consisting of costs relating to pharmacogenomics testing services; there was no cost of revenue during the same periods in 2014 as the only revenue generated during those periods was from additional cash collections on NAF cytology tests performed in 2013. Gross profit for the three months and nine months ended September 30, 2015 was $458,838 and $1,963,598, respectively, which was attributable to pharmacogenomics testing.

Operating Expenses:

	Three Months Ended		Percentage	Nine Months Ended		Percentage
	September 30,		Change	September 30,		Change
	2015	2014		2015	2014
Selling	$738,036	$282,374	161%	$2,016,951	$743,597	171%
Research and development	$1,090,349	$923,169	18%	$2,398,032	$1,856,439	29%
General and administrative	$3,017,909	$2,043,138	48%	$8,413,891	$6,280,102	34%
Total operating expenses	$4,846,294	$3,248,681	49%	$12,828,874	$8,880,138	44%

Selling Expenses: The increase in selling expenses is mainly due to increases in compensation expenses, travel, and advertisement as a result of the ForeCYTE and FullCYTE launch in Europe and the United States. We expect that our selling expenses will continue to increase during 2015, as we build a sales force in the United States to support primarily the services offered by the NRLBH, pharmacogenomics tests and potentially other tests.

General and Administrative Expenses: G&A expenses consist primarily of personnel and related benefit costs, facilities, professional services, insurance, and public company related expenses. The increase in G&A expenses is mainly due to an increase in compensation expenses, professional fees, and recruiting fees as we increased our headcount to support the launch of our new products. The increase also reflects an increase in bad debt expenses as a result of higher bad debt reserve due to significant increases in revenue and also higher than expected denials on non-Medicare appeals from prior periods. We expect our G&A and selling expenses to continue to grow throughout 2015 as we hire additional administrative and manufacturing personnel to support the increased sales and operating activities as we promote, market and sell our pharmacogenomics testing and our other products and services under development. We also expect to incur additional costs associated with being a publicly traded company.

Research and Development Expenses: The increase in R&D expenses is attributed to additional R&D expenditures on the launch and development of ForeCYTE and FullCYTE in the first quarter of 2015. We expect that our R&D expenditures will continue to grow as we develop our new products and tests in the pipeline, including Afimoxifene Gel, our intraductal Microcatheters and our NextCYTE test and other laboratory tests we may develop. We will add additional fulltime employees and incur additional costs to continue the development of our products and services under development, including the development of Afimoxifene Gel and other potential pharmaceuticals and conducting clinical studies.

Liquidity and Capital Resources

We have a history of operating losses as we have focused our efforts on raising capital and developing our medical devices and laboratory services. The Company’s consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses and negative operating cash flows since inception. For the nine months ended September 30, 2015, the Company recorded a net loss of approximately $10.8 million and used approximately $10 million of cash in operating activities. As of September 30, 2015, the Company had approximately $7.8 million in cash and cash equivalents and working capital of approximately $6.2 million. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. The Company can give no assurances that any additional capital that it is able to obtain, if any, will be sufficient to meet its needs, or that any such financing will be obtainable on acceptable terms. If the Company is unable to obtain adequate capital, it could be forced to cease operations or substantially curtail is commercial activities. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities should the Company be unable to continue as a going concern.

On November 8, 2013, we terminated our prior stock purchase agreement with Aspire Capital and entered into a new agreement for the sale of our common stock to Aspire Capital under the terms and subject to the conditions and limitations set forth therein.  Under the November agreement, Aspire Capital was committed to purchase up to an aggregate of $25 million of shares of our common stock over the 30-month term of the agreement. On December 23, 2013, we sold $1 million of common stock to Aspire Capital under this agreement. During the first quarter of 2015, we sold a total of 2,653,199 shares of common stock to Aspire Capital with aggregate gross proceeds to us of $4,292,349. No shares remain available for sale to Aspire Capital under the terms of the November 8, 2013 agreement.

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

In May 2015, we entered into another agreement with Aspire Capital which provides that we may sell common stock to Aspire Capital under the terms and subject to the conditions and limitations set forth therein. Under the new agreement, Aspire Capital is committed to purchase up to $25 million of the Company’s common stock over the 30-month term of the new agreement. We have the right to present Aspire Capital with a purchase notice, directing Aspire Capital to purchase up to 150,000 shares of the Company’s common stock per business day, up to $25.0 million of the Company’s common stock in the aggregate at a per share price equal to the lesser of: i) the lowest sale price of the Company’s common stock on the purchase date; or ii) the arithmatic average of the three lowest closing sale prices for the Company’s common stock during the twelve consecutive trading days ending on the trading day immediately preceding the purchase date. Because of limitations imposed by NASDAQ rules, we may not be able to sell shares of stock to Aspire Capital until November 2015.

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

Medicare Reimbursement

On May 7, 2015, the Medicare Administrative Contractor covering the region in which the NRLBH operates issued a local coverage determination, or LCD, that affects the Medicare reimbursement we expect to receive for our pharmacogenomics tests for tests performed on or after the effective date of the LCD which was June 22, 2015. The LCD provides that Medicare reimbursement will be provided for pharmacogenomics tests only for patients on a few specific drugs or for specific conditions at the reimbursement rate of $243 to $669 per test, depending on the drug and condition, which is lower than our historic average reimbursement. Most of the pharmacogenomics tests previously performed by the NRLBH before enactment of the LCD were for drugs and conditions for which Medicare reimbursement is not available under the new LCD. This new LCD has negatively impacted our revenue for the quarter ended September 30, 2015. For example, the LCD has reduced the types of conditions and the pharmaceuticals for which Medicare will reimburse which we believe is indirectly causing some commercial carriers to deny and/or limit coverage for some drugs or patients. This has negatively impacted the expected reimbursement rate on our tests and the number of tests we performed in the third quarter 2015. Additionally, after the LCD went into effect, one of our largest commercial payors has also denied coverage for a significant number of our pharmacogenomics tests which has adversely impacted our third quarter 2015 revenue. The LCD could continue to significantly reduce number of tests submitted to the NRLBH, the rate at which the NRLBH is reimbursed and could reduce the types of pharmaceuticals and conditions for which reimbursement is available, which could have a significant adverse impact on our revenues and operations.

Cash Flows

As of September 30, 2015, we had cash and cash equivalents of $7,839,439.

Net Cash Flows from Operating Activities: Net cash used in operating activities was approximately $9,999,872 for the nine months ended September 30, 2015, compared with $7,836,146 for the same period in 2014. The increase in cash used in operating activities of $2,163,726 resulted primarily from an increase in R&D activities related to our new product developments and additional salaries to support the operations.

Net Cash Flows from Investing Activities: Net cash used in investing activities was $110,749 for the nine months ended September 30, 2015, compared with $287,509 for the nine months ended September 30, 2014. The decrease was primarily attributable to the reduction in purchases of fixed asset equipment in 2015 as compared to 2014.

Net Cash Flows from Financing Activities: Net cash provided by financing activities was $9,449,342 for the nine months ended September 30, 2015, compared with $13,155,745 for the nine months ended September 30, 2014. In both years, we recognized financing cash flows from the sale of our common stock to Aspire and the offering in 2015 or the 2014 public offering. The decrease in net cash flows from financing activities is due to the 2015 proceeds from the offering of common stock being lower than the proceeds from the 2014 public offering.

Funding Requirements

We expect to incur substantial expenses and generate ongoing operating losses for the foreseeable future as we continue to: offer our breast aspirators for sale; continue to launch our laboratory tests including the pharmacogenomics test; complete the development of and potentially launch NextCYTE test, and potentially other tests in the pipeline; continue the development of Afimoxifene Gel and the clinical trial using our intradutal Microcatheters; and start the development of other therapeutics including related clinical studies. We expect that our existing resources as of September 30, 2015 will be sufficient to fund our planned operations through the first quarter of 2016. In addition to our cash and cash equivalents at September 30, 2015 of approximately $7.8 million, additional potential sources of capital include selling securities that are registered on our Form S-3 registration statement and seeking to raise capital through sales of securities to third parties and existing stockholders. If we are unable to raise additional capital when needed, however, we could be forced to curtail or cease operations. Our future capital uses and requirements depend on numerous factors, which include the following:

•	the expense associated with hiring our internal sales force and building a network of independent sales representatives to market the pharmacogenomics tests and other tests;

•	time, expense and timing associated with the development of Afimoxifene Gel , Fulvestrant administered via our intraductal Microatheters and our other planned therapeutic programs; and

•	the degree and speed of patient and physician acceptance of our products and the degree to which third party payors approve the tests for reimbursement.

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

ITEM 3. QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2015, our principal executive officer and principal financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The Company believes this complaint and appeal are without merit and plans to defend itself vigorously; however failure to obtain a favorable resolution of the claims set forth in the complaint and raised on appeal could have a material adverse effect on the Company’s business, results of operations and financial condition.  Currently, the amount of such material adverse effect cannot be reasonably estimated, and no provision or liability has been recorded for these claims or this appeal as of September 30, 2015. The costs associated with defending and resolving the complaint and appeal and ultimate outcome cannot be predicted. These matters are subject to inherent uncertainties and the actual cost, as well as the distraction from the conduct of our business, will depend upon many unknown factors and management’s view of these may change in the future.

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

For the nine months ended September 30, 2015, we generated $5,339,669 in revenue and we incurred a net loss of $10,798,727. Through September 30, 2015, we had an accumulated deficit of approximately $45.9 million. We expect that our existing resources will be sufficient to fund our planned operations through the first quarter of 2016. We have not yet established an ongoing source of revenue sufficient to cover our operating costs and allow us to continue as a going concern. Our ability to continue as a going concern is dependent on obtaining adequate capital to fund operating losses until we become profitable. We may not be successful in launch of ForeCYTE and FullCYTE Breast Aspirators and our laboratory tests and other sources of capital may not be available when we need them or on acceptable terms. If we are unable to raise in a timely fashion the amount of capital we anticipate needing, from Aspire or otherwise, we would be forced to curtail or cease operations.

We will need to raise substantial additional capital in the future to fund our operations and we may be unable to raise such funds when needed and on acceptable terms.

The extent to which we utilize the November 11, 2015 Purchase Agreement with Aspire Capital as a source of funding will depend on a number of factors, including the prevailing market price of our Common Stock, the volume of trading in our Common Stock and the extent to which we are able to secure funds from other sources. The number of shares that we may sell to Aspire Capital under the Purchase Agreement on any given day and during the term of the Purchase Agreement is limited. See “ITEM 5. OTHER INFORMATION” below. Additionally, we and Aspire Capital may not affect any sales of shares of our Common Stock under the Purchase Agreement unless and until a registration statement covering the shares is declared effective by the SEC and remains effective, nor during the continuance of an event of default or on any trading day that the closing sale price of our Common Stock is less than $0.10 per share. Even if we are able to access the full $25.0 million under the Purchase Agreement, we will still need additional capital to fully implement our business, operating and development plans.

When we elect to raise additional funds or additional funds are required, we may raise such funds from time to time through public or private equity offerings, debt financings, corporate collaboration and licensing arrangements or other financing alternatives, as well as through sales of shares to Aspire Capital under the Purchase Agreement. Additional equity or debt financing or corporate collaboration and licensing arrangements may not be available on acceptable terms, if at all. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we will be prevented from pursuing acquisition, licensing, development and commercialization efforts and our ability to generate revenues and achieve or sustain profitability will be substantially harmed.

If we raise additional funds by issuing equity securities, our stockholders will experience dilution. Debt financing, if available, would result in increased fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Any debt financing or additional equity that we raise may contain terms, such as liquidation and other preferences, which are not favorable to us or our stockholders. If we raise additional funds through collaboration and licensing arrangements with third parties, it may be necessary to relinquish valuable rights to our technologies, future revenue streams or product candidates or to grant licenses on terms that may not be favorable to us. Should the financing we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, our business, operating results, financial condition and prospects could be materially and adversely affected and we may be unable to continue our operations.

Changes in regulations and policies, including adverse coverage decisions by Medicare Administrative Contractors, or changes in payor mix is adversely affecting, and could continue to adversely affect reimbursement for laboratory services and could have a material adverse impact on our revenue and profitability.

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

Adverse coverage decisions by Medicare Administrative Contractors is having and could continue to have a material adverse impact on our revenue and operations.

 On May 7, 2015, the Medicare Administrative Contractor covering the region in which the NRLBH operates issued a local coverage determination, or LCD, that affects the Medicare reimbursement we expect to receive for our pharmacogenomics tests for tests performed on or after the effective date of the LCD which was June 22, 2015. The LCD provides that Medicare reimbursement will be provided for pharmacogenomics tests only for patients on a few specific drugs or for specific conditions at the reimbursement rate of $243 to $669 per test, depending on the drug and condition, which is lower than our historic average reimbursement. Most of the pharmacogenomics tests previously performed by the NRLBH have been for drugs and conditions for which Medicare reimbursement is not be available under the new LCD. This new LCD has negatively impacted our revenue for the quarter ended September 30, 2015. For example, the LCD has reduced the types of conditions and the pharmaceuticals for which Medicare will reimburse which we believe is indirectly causing some commercial carriers to deny or limit coverage for some drugs or patients. This has negatively impacted the reimbursement rate on our tests and the number of tests we performed in the third quarter 2015. Additionally, after the LCD went into effect, one of our largest commercial payor has also denied coverage for a significant number of our pharmacogenomics tests which has adversely impacted our third quarter 2015 revenue. The LCD could continue to significantly reduce number of tests submitted to the NRLBH, the rate at which the NRLBH is reimbursed and could reduce the types of pharmaceuticals and conditions for which reimbursement is available, which could have a significant adverse impact on our revenues and operations.

If we are not able to protect our proprietary technology, others could compete against us more directly, which would harm our business.

Our commercial success will depend, in part, on our ability to obtain additional patents and licenses and protect our existing patent position, both in the United States and in other countries, for devices, kits, diagnostics tests, therapeutics and related technologies, processes, methods, compositions and other inventions that we believe are patentable. Our ability to preserve our trade secrets and other intellectual property is also important to our long-term success. If we do not adequately protect our intellectual property, competitors may be able to use our technologies and erode or negate any competitive advantage we may have, which could harm our business and ability to maintain profitability. Patents may also issue to third parties which could interfere with our ability to bring our molecular diagnostic tests or therapeutics to market. The laws of some foreign countries do not protect our proprietary rights to the same extent as U.S. laws, and we may encounter significant problems in protecting our proprietary rights in these countries. The patent positions of diagnostic companies and pharmaceutical and biotechnology companies, including our patent position, are generally highly uncertain and particularly after the Supreme Court decisions,  Mayo Collaborative Services v. Prometheus Laboratories , 132 S. Ct. 1289 (2012),  Association for Molecular Pathology v. Myriad , 133 S. Ct. 2107 (2013), and  Alice Corp. v. CLS Bank Int’l , 134 S. Ct. 2347 (2014), and involve complex legal and factual questions, and, therefore, any patents issued to us may be challenged, deemed unenforceable, invalidated or circumvented. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary technologies and any future tests are covered by valid and enforceable patents or are effectively maintained as trade secrets. Our patent applications may never issue as patents, and the claims of any issued patents may not afford meaningful protection for our technology or tests. In addition, any patents issued to us or our licensors may be challenged, and subsequently narrowed, invalidated or circumvented.

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

If our stock price does not appreciate above $1.00 per share, we may be delisted from NASDAQ which would adversely affect our stock price, liquidity and our ability to raise funding.

On September 28, 2015, we received a letter from NASDAQ stating that the Company was not in compliance with NASDAQ Listing Rule 5550(a)(2), because the Company's common stock failed to maintain a minimum closing bid price of $1.00 per share for 30 consecutive business days. We have until March 28, 2016 to regain compliance. In the event we do not regain compliance by then, we may be eligible for additional time if at that time we meet the continued listing requirement for market value of publicly held shares and all other initial listing standards, with the exception of the bid price requirement, and provide written notice to NASDAQ of our intention to cure the deficiency during the second compliance period, including by effecting a reverse stock split, if necessary. The letter also states that the NASDAQ staff will provide written notification that we have regained compliance if the bid price of our common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days.

If our stock price does not appreciate above $1.00 per share we may be delisted from NASDAQ which could adversely affect our stock price, liquidity and our ability to raise funding.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

 None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On November 11, 2015, the Company entered into a common stock purchase agreement (the “Purchase Agreement”) with Aspire Capital, which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $25.0 million of shares of the Company’s common stock over the 30-month term of the Purchase Agreement. Concurrently with entering into the Purchase Agreement, the Company also entered into a registration rights agreement with Aspire Capital (the “Registration Rights Agreement”), in which the Company agreed to file one or more registration statements, as permissible and necessary to register under the Securities Act, registering the sale of the shares of the Company’s common stock that have been and may be issued to Aspire Capital under the Purchase Agreement.

Under the Purchase agreement, after the SEC has declared effective the registration statement referred to above, on any trading day selected by the Company, the Company has the right, in its sole discretion, to present Aspire Capital with a purchase notice (each, a “Purchase Notice”), directing Aspire Capital (as principal) to purchase up to 150,000 shares of the Company’s common stock per business day, up to $25.0 million of the Company’s common stock in the aggregate at a per share price (the “Purchase Price”) equal to the lesser of:

·	the lowest sale price of the Company’s common stock on the purchase date; or
·	the arithmetic average of the three (3) lowest closing sale prices for the Company’s common stock during the twelve (12) consecutive trading days ending on the trading day immediately preceding the purchase date.

In addition, on any date on which the Company submits a Purchase Notice to Aspire Capital in an amount equal to 150,000 shares and our stock price is not less than $0.50 per share, the Company also has the right, in its sole discretion, to present Aspire Capital with a volume-weighted average price purchase notice (each, a “VWAP Purchase Notice”) directing Aspire Capital to purchase an amount of stock equal to up to 30% of the aggregate shares of the Company’s common stock traded on its principal market on the next trading day (the “VWAP Purchase Date”), subject to a maximum number of shares the Company may determine. The purchase price per share pursuant to such VWAP Purchase Notice is generally 95% of the volume-weighted average price for the Company’s common stock traded on its principal market on the VWAP Purchase Date.

The Purchase Price will be adjusted for any reorganization, recapitalization, non-cash dividend, stock split, or other similar transaction occurring during the period(s) used to compute the Purchase Price. The Company may deliver multiple Purchase Notices and VWAP Purchase Notices to Aspire Capital from time to time during the term of the Purchase Agreement, so long as the most recent purchase has been completed.

The Purchase Agreement provides that the Company and Aspire Capital shall not effect any sales under the Purchase Agreement on any purchase date where the closing sale price of the Company’s common stock is less than $0.10. There are no trading volume requirements or restrictions under the Purchase Agreement, and the Company will control the timing and amount of sales of the Company’s common stock to Aspire Capital. Aspire Capital has no right to require any sales by the Company, but is obligated to make purchases from the Company as directed by the Company in accordance with the Purchase Agreement. There are no limitations on use of proceeds, financial or business covenants, restrictions on future fundings, rights of first refusal, participation rights, penalties or liquidated damages in the Purchase Agreement. The Purchase Agreement may be terminated by the Company at any time, at its discretion, without any cost to the Company. Aspire Capital has agreed that neither it nor any of its agents, representatives and affiliates shall engage in any direct or indirect short-selling or hedging of the Company’s common stock during any time prior to the termination of the Purchase Agreement. Any proceeds from the Company receives under the Purchase Agreement are expected to be used for working capital and general corporate purposes.

The Purchase Agreement provides that on the date of its execution, that certain Purchase Agreement, dated as of May 26, 2015 by and between the Company and Aspire Capital, was terminated.

The foregoing is a summary description of certain terms of the Purchase Agreement and the Registration Rights Agreement and, by its nature, is incomplete. Copies of the Purchase Agreement and Registration Rights Agreement are filed herewith as Exhibits 10.1 and 10.2, respectively, to this quarterly report on Form 10-Q. All readers are encouraged to read the entire text of the Purchase Agreement and the Registration Rights Agreement.

The issuance of shares of common stock that may be issued from time to time to Aspire Capital under the Purchase Agreement is exempt from registration under the Securities Act, pursuant to the exemption for transactions by an issuer not involving any public offering under Section 4(a)(2) of the Securities Act.

26

ITEM 6. EXHIBITS

(a)	Exhibits

Incorporated by Reference Herein
Exhibit No.	Description	Form	Date

10.1	Common Stock Purchase Agreement, between the Company and Aspire Capital Fund, LLC, dated as of November 11, 2015	Filed herewith

10.2	Registration Rights Agreement, between the Company and Aspire Capital Fund, LLC, dated as of November 11, 2015	Filed herewith

31.1	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of Steven C. Quay	Filed herewith

31.2	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of Kyle Guse	Filed herewith

32.1	Certification pursuant to 18 U.S.C. Section 1350 of Steven C. Quay	Filed herewith

32.2	Certification pursuant to 18 U.S.C. Section 1350 of Kyle Guse	Filed herewith

101	Interactive Data Files pursuant to Rule 405 of Regulation S-T	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 12, 2015

/s/ Steven C. Quay
Steven C. Quay
President and Chief Executive Officer
(On behalf of the Registrant)

/s/ Kyle Guse
Kyle Guse
Chief Financial Officer, General Counsel and Secretary
(As Principal Financial and Accounting Officer)

27