Form 10-Q
period 2016-03-31
ATOSSA GENETICS INC
filed 2016-05-05
CIK 1488039

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding at May 5, 2016 was 38,823,464.

ATOSSA GENETICS INC.

FORM 10-Q

QUARTERLY REPORT

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ATOSSA GENETICS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2016	2015
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$2,882,657	$3,715,895
Restricted cash	275,000	275,000
Prepaid expense	227,936	193,293
Other current assets	-	110,663
Total current assets	3,385,593	4,294,851

Furniture and equipment, net	145,970	171,568
Intangible assets, net	1,492,121	1,700,565
Other assets	76,337	76,337
Total assets	$5,100,021	$6,243,321

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	$429,052	$814,448
Accrued expenses	169,001	463,676
Payroll liabilities	724,934	1,159,335
Other current liabilities	3,848	64,128
Total current liabilities	1,326,835	2,501,587

Commitments and contingencies (note 13)

Stockholders’ equity
Preferred stock - $.001 par value; 10,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock - $.001 par value; 75,000,000 shares authorized, 38,823,464 and 32,657,257 shares issued and outstanding	38,823	32,657
Additional paid-in capital	56,996,766	54,643,940
Accumulated deficit	(53,262,403)	(50,934,863)
Total stockholders’ equity	3,773,186	3,741,734

Total liabilities and stockholders’ equity	$5,100,021	$6,243,321

The accompanying notes are an integral part of these condensed consolidated financial statements

ATOSSA GENETICS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended March 31 ,
	2016	2015
Net revenue	-	-
Cost of revenue	-	-
Gross profit	-	-
Selling expenses	-	345,845
Research and development expenses	149,971	565,801
General and administrative expenses	2,177,569	2,361,026
Total operating expenses	2,327,540	3,272,672
Operating loss	(2,327,540)	(3,272,672)
Other expenses	-	(1,415)
Loss before income taxes	(2,327,540)	(3,274,087)
Income taxes	-	-
Loss from continuing operations	$(2,327,540)	$(3,274,087)
Loss from discontinued operations	-	(61,204)
Net loss	$(2,327,540)	$(3,335,291)
Loss per common share from continuing operations - basic and diluted	$(0.07)	$(0.13)
Loss per common share from discontinued operations- basic and diluted	-	-
Loss per common share - basic and diluted	$(0.07)	$(0.13)
Weighted average shares outstanding, basic and diluted	31,511,623	24,916,867

The accompanying notes are an integral part of these condensed consolidated financial statements.

ATOSSA GENETICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,327,540)	$(3,335,291)
Net loss from discontinued operations	-	61,204
Compensation cost for stock options granted	192,457	148,869
Loss on disposal of an asset	163,333	-
Depreciation and amortization	75,729	64,249
Changes in operating assets and liabilities:
Inventory	-	(82,389)
Prepaid expenses	(34,643)	(33,345)
Other assets	110,662	(128,359)
Accounts payable	(385,396)	453,163
Payroll liabilities	(434,401)	456,792
Deferred rent	-	4,744
Accrued expenses	(294,675)	(115,981)
Other current liabilities	(60,281)	686
Net cash used in continuing operating activities	(2,994,755)	(2,505,658)
Net cash used in discontinued operating activities	-	(493,005)
Net cash used in operating activities	(2,994,755)	(2,998,663)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of furniture and equipment	(5,020)	(28,110)
Net cash used in continuing investing activities	(5,020)	(28,110)
Net cash used in discontinued investing activities	-	(37,925)
Net cash used in investing activities	(5,020)	(66,035)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from issuance of common stock and warrants	2,166,537	4,292,349
Net cash provided by financing activities	2,166,537	4,292,349

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(833,238)	1,227,651
CASH AND CASH EQUIVALENTS, BEGINNING BALANCE	3,715,895	8,500,718
CASH AND CASH EQUIVALENTS, ENDING BALANCE	$2,882,657	$9,728,369

SUPPLEMENTAL DISCLOSURES:
Interest paid	$-	$1,415
NONCASH INVESTING AND FINANCING ACTIVITIES:
Amortization of commitment shares	$-	$351,961

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

In December 2011, the Company established the National Reference Laboratory for Breast Health, Inc., or NRLBH, as a wholly-owned subsidiary. NRLBH was the Company’s CLIA-certified laboratory which performed the Company’s nipple aspirate fluid, or NAF, cytology test on NAF specimens including those collected with the Company’s Mammary Aspiration Specimen Cytology Test (MASCT) System. The current version of the MASCT System is called the ForeCYTE Breast Aspirator. The NRLBH provides other test services, including pharmacogenomics tests. On December 16, 2015, the Company sold approximately 81% of the capital stock of the NRLBH to the NRL Investment Group, LLC, with the Company retaining a 19% ownership through preferred stock. The Company received $50,000 at the time of the sale and the right to receive, commencing December 2016, monthly earn-out payments equal to 6% of gross revenue of NRLBH up to $10,000,000, and the right to sell its preferred stock after four years for the greater of $4,000,000 or fair market value. The Company has elected to recognize any subsequent gain from the earn-out payments as they are determined realizable.

As a result of the sale of the laboratory business, the Company is now focusing on development of its pharmaceutical programs.

NOTE 2: GOING CONCERN

The Company’s consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses and negative operating cash flows since inception. For the three months ended March 31, 2016, the Company recorded a net loss of approximately $2.3 million and used approximately $3 million of cash in operating activities. As of March 31, 2016, the Company had approximately $2.9 million in cash and cash equivalents and working capital of approximately $2.1 million. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. The Company can give no assurances that any additional capital that it is able to obtain, if any, will be sufficient to meet its needs, or that any such capital will be obtained on acceptable terms. If the Company is unable to obtain adequate capital, it could be forced to cease operations or substantially curtail its activities. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities should the Company be unable to continue as a going concern.

Management’s plan to continue as a going concern is as follows. In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plans to obtain such resources for the Company include obtaining capital from the sale of its equity securities during 2016 and short-term borrowings from banks, stockholders or other related party(ies), if needed. However, management cannot provide any assurance that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually to secure other sources of financing and attain profitable operations.

NOTE 3: SUMMARY OF ACCOUNTING POLICIES

Basis of Presentation:

The accompanying consolidated financial statements have been prepared pursuant to the rules of the Securities and Exchange Commission (“SEC”) and in accordance with U.S. generally accepted accounting principles (“GAAP”). The accompanying consolidated financial statements include the financial statements of Atossa Genetics Inc. and its formerly wholly-owned subsidiary, NRLBH. The Company sold a majority of its interest in the NRLBH in December 2015 and all of its activities are reported as discontinued operations in the accompanying consolidated financial statements. All significant intercompany account balances and transactions have been eliminated in consolidation.

Use of Estimates:

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates

Recently Issued Accounting Pronouncements:

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

In February 2016, FASB issued ASU No. 2016-02, Lease Accounting Topic 842. This ASU requires a lessee to recognize lease assets and liabilities on the balance sheet for all arrangements with terms longer than 12 months, the new standard applies a right-of-use (ROU) model that requires a lessee to record, for all leases with a lease term of more than 12 months, an asset representing its right to use the underlying asset for the lease term and a liability to make lease payments. The lease term is the non-cancellable period of the lease, and includes both periods covered by an option to extend the lease, if the lessee is reasonably certain to exercise that option, and periods covered by an option to terminate the lease, if the lessee is reasonably certain not to exercise that termination option. For leases with a lease term of 12 months or less, a practical expedient is available whereby a lessee may elect, by class of underlying asset, not to recognize an ROU asset or lease liability. A lessee making this accounting policy election would recognize lease expense over the term of the lease, generally in a straight-line pattern. The Lessor accounting remains largely consistent with existing U.S. GAAP. The new standard takes effect in 2019 for public business entities and 2020 for all other entities. We have not adopted the provisions of ASU No. 2016-02. The Company is currently evaluating the impact of adopting ASU 2016-02 on its consolidated financial statements.

In April 2016, the FASB issued ASU No. 2016-09, Stock Compensation Topic 718: Improvements to Employee Share-based Payment Accounting This ASU simplifies the accounting for stock compensation on income tax accounting, classification of awards as either equity or liabilities, estimating forfeitures, and cash flow presentation. Based on this ASU, an entity should recognize all excess tax benefits and tax deficiencies, including tax benefits of dividends on share-based payment awards, as income tax expense or benefit in the income statement; they do not need to include the effects of windfalls and shortfalls in the annual effective tax rate estimate from continuing operations used for interim reporting purposes. As a result of including income tax effects from windfalls and shortfalls in income tax expense, the calculation of both basic and diluted EPS will be affected. The ASU also provides an accounting policy election for awards with service conditions to either estimate the number of awards that are expected to vest (consistent with existing U.S. GAAP) or account for forfeitures when they occur. The ASU increases the allowable statutory tax withholding threshold to qualify for equity classification from the minimum statutory withholding requirements up to the maximum statutory tax rate in the applicable jurisdiction(s). The ASU clarifies that cash paid to a taxing authority by an employer when directly withholding equivalent shares for tax withholding purposes should be considered similar to a share repurchase, and thus classified as a financing activity. All other employer withholding taxes on compensation transactions and other events that enter into the determination of net income continue to be presented within operating activities. The new standard takes effect in 2017 for public business entities and 2018 for all other entities. The Company has not adopted the provisions of ASU No. 2016-09. The Company is currently evaluating the impact of adopting ASU 2016-09 on its consolidated financial statements.

NOTE 4: PREPAID EXPENSES

Prepaid expenses consisted of the following:

	March 31, 2016	December 31, 2015
Prepaid insurance	112,743	104,954
Retainer and security deposits	39,218	39,218
Other	75,975	49,121
Total prepaid expenses	$227,936	$193,293

NOTE 5: FURNITURE AND EQUIPMENT

Furniture and equipment consisted of the following:

	March 31, 2016	December 31, 2015
Machinery and equipment	$206,337	$206,337
Leasehold improvements	83,539	79,518
Total furniture and equipment	289,876	285,855
Less: Accumulated depreciation	(143,906)	(114,287)
Total furniture and equipment, net	$145,970	$171,568

Depreciation expense for the three months ended March 31, 2016 and 2015 was $29,619 and $13,278, respectively.

NOTE 6: INTANGIBLE ASSETS

Intangible assets consisted of the following:

	March 31,	December 31,
	2016	2015
Patents	$1,630,000	$1,630,000
Capitalized license costs	-	200,000
Software	113,540	113,540
Intangible assets	1,743,540	1,943,540
Less: Accumulated amortization	(251,419)	(242,975)
Total intangible assets, net	$1,492,121	$1,700,565

Intangible assets amounted to $1,743,540 and $1,943,540 as of March 31, 2016 and December 31, 2015, respectively, and consisted of patents, capitalized license costs and software acquired. The amortization period for the purchased software is 3 years. Amortization expense related to software for the three months ended March 31, 2016 and 2015 was $7,857 and $8,717, respectively.

Patents amounted to $1,630,000 as of March 31, 2016 and December 31, 2015, and mainly consisted of patents acquired from Acueity on September 30, 2012 in an asset purchase transaction. Patent assets are amortized based on their determined useful life, and tested annually for impairment. The amortization period was from 7 to 12 years. Amortization expense related to patents was $37,253 for the three months ended March 31, 2016 and 2015, respectively.

Capitalized license costs consist of fees paid to A5 Genetics KFT, Corporation, pursuant to which the Company received the world-wide (other than the European Union) exclusive license to use the software in the NextCYTE test. As the Company shifted its focus to developing pharmaceutical products and discontinued NextCYTE test development, the A5 agreement was terminated in February 2016 and the entire net assets of $163,333, including $36,666 in accumulated amortization was written off.

Future estimated amortization expenses as of March 31, 2016 for the five succeeding years is as follows:

For the Year Ending December 31,	Amounts
2016 (includes the remainder of the year)	$132,710
2017	169,576
2018	149,623
2019	149,623
2020	149,623
Thereafter	740,966
$1,492,121

NOTE 7: PAYROLL LIABILITIES:

Payroll liabilities consisted of the following:

	March 31, 2016	December 31, 2015
Accrued bonus payable	$498,623	$555,345
Accrued payroll liabilities	116,288	510,179
Accrued payroll tax liabilities	110,023	93,811
Total payroll liabilities	$724,934	$1,159,335

NOTE 8: DISCONTINUED OPERATIONS

On December 16, 2015, the Company entered into a Stock Purchase Agreement (the “Purchase Agreement”) with the NRLBH and NRL Investment Group, LLC (the “NRL Group”) pursuant to which the Company sold to the NRL Group all of its shares of common stock in the NRLBH as of that date. Under the terms of the Purchase Agreement, the Company retained its ownership of the Preferred Stock of the NRLBH, which constitutes approximately 19% of the outstanding capital stock of the NRLBH, and which the Company will have the right to sell to the NRL Group on or after the fourth anniversary of the Purchase Agreement at the greater of $4,000,000 or fair market value. The Company has the right to receive earn-out payments from NRL Group starting in December 2016 up to a total of $10,000,000. The Earn-out Payments are payable to the Company each calendar month commencing with December 2016 and are equal to 6% of NRLBH gross sales calculated in accordance with U.S. Generally Accepted Accounting Principles. The operations of the NRLBH sold to the NRL Group were accounted for as discontinued operations as the operations and cash flows of the discontinued business were eliminated from ongoing operations of the Company and there would not be significant involvement in the NRLBH’s operations after the disposal transaction.

The results of the NRLBH were segregated from continuing operations and reflected as a discontinued operations for the 2015 periods on the Company’s Consolidated Statements of Operations and cash flow for the three months ended March 31, 2015. The loss from discontinued operations related to the operations of the NRLBH for the three months ended March 31, 2015 was as follows:

Three Months Ended March 31, 2015
Revenue	$1,871,137
Cost of revenue	(1,206,311)
Gross profit	664,826
Expenses:
Selling expenses	201,008
Research and development expenses	231,424
General and administrative expenses	244,084
Other expenses, net	49,514
Net loss from discontinued operations	$(61,204)

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

2015 and 2016 Issuances of Additional Shares to Aspire Capital

During the first quarter of 2015, we sold a total of 2,653,199 shares of common stock to Aspire Capital Fund, LLC (“Aspire Capital”) under the stock purchase agreement dated November 8, 2013 with aggregate gross proceeds to us of $4,292,349. No shares remain available for sale to Aspire Capital under the terms of the November 8, 2013 agreement with them.

On May 26, 2015, we entered into a new common stock purchase agreement with Aspire Capital Fund, LLC, which provided that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital was committed to purchase up to an aggregate of $25.0 million of shares of our common stock over the 30-month term of the purchase agreement. Concurrently with entering into the purchase agreement, we also entered into a registration rights agreement with Aspire Capital, in which we agreed to file one or more registration statements, as permissible and necessary to register under the Securities Act of 1933, registering the sale of the shares of our common stock that have been and may be issued to Aspire Capital under the purchase agreement.

On November 11, 2015, we terminated the May 26, 2015 agreement with Aspire and entered into a new common stock purchase agreement. Concurrently with entering into the Purchase Agreement, we also entered into a registration rights agreement with Aspire Capital in which we agreed to register 6,086,207 shares of our common stock.

During the first quarter of 2016, we sold a total of 6,086,207 shares of Common Stock to Aspire Capital Fund LLC under the stock purchase agreement dated November 11, 2015 with aggregate gross proceeds to the Company of $2,153,583. As a result, no shares remain available for sale to Aspire under this agreement.

2015 Offering of Common Stock and Pre-Funded Warrants

In June 2015, the Company entered into a Placement Agent Agreement with Roth Capital Partners, LLC. and Dawson James Securities, Inc. (the “2015 Placement Agents”), pursuant to which the Company issued and sold an aggregate of 1,454,003 shares of common stock at the purchase price of $1.15 per share and pre-funded warrants to purchase 3,610,997 shares of common stock (the “Pre-Funded Warrants”) at a purchase price of $1.14 per share for net proceeds of $5.2 million after deducting $577,790 of offering expenses (the “2015 Offering”). Each Pre-Funded Warrant is exercisable for $0.01 per share and all of these warrants had been exercised as of December 31, 2015.

Outstanding Warrants

As of March 31, 2016, warrants to purchase 6,033,426 shares of common stock were outstanding including:

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

The following table sets forth the number of potential common shares excluded from the calculation of net loss per diluted share for the three-month ended March 31, 2016 and 2015 because the effect of them would be anti-dilutive since the Company recorded net losses for both periods:

	Three Months Ended March 31,
	2016	2015
Options to purchase common stock	3,201,720	4,354,418
Warrants to purchase common stock	6,033,426	6,033,426
	9,235,146	10,387,844

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

As a result of the Company’s cumulative losses, management has concluded that a full valuation allowance against the Company’s net deferred tax assets is appropriate. No income tax liabilities existed as of March 31, 2016 and December 31, 2015 due to the Company’s continuing operating losses.

NOTE 12: CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At March 31, 2016 and December 31, 2015, the Company had $2,632,657 and $3,465,895 in excess of the FDIC insured limit, respectively.

NOTE 13: COMMITMENTS AND CONTINGENCIES

Lease Commitments

The future minimum lease payments due subsequent to March 31, 2016 under all non-cancelable operating and capital leases for the next five years are as follows:

Operating Leases
Year Ending December 31,	Amount
2016	$190,417
2017	3,750
Total minimum lease payments	$194,167

The total rent expense for the three months ended March 31, 2016 and 2015 was $78,600 and $149,174, respectively. Rent expense was included in general and administrative expenses for both years.

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

The Company believes this lawsuit is without merit and plans to defend itself vigorously; however, failure by the Company to obtain a favorable resolution of the claims set forth in the complaint could have a material adverse effect on the Company’s business, results of operations and financial condition. Currently, the amount of such material adverse effect cannot be reasonably estimated, and no provision or liability has been recorded for these claims as of March 31, 2016. The costs associated with defending and resolving the lawsuit and ultimate outcome cannot be predicted. These matters are subject to inherent uncertainties and the actual cost, as well as the distraction from the conduct of the Company’s business, will depend upon many unknown factors and management’s view of these may change in the future.

On January 28, 2016, the Company filed a complaint in the United States District Court for the District of Delaware captioned Atossa Genetics Inc. v. Besins Healthcare Luxembourg SARL, Case No. 1:16-cv-00045-UNA. The complaint asserts claims for breach of contract, breach of the implied covenant of good faith and fair dealing, and for declaratory relief against Defendant Besins Healthcare Luxembourg SARL (“Besins”). The complaint was served upon Besins on February 15, 2016. The Company’s claims arise from Besins’ breach of an Intellectual Property License Agreement dated May 14, 2015 (the “License Agreement”), under which Besins licensed to the Company the worldwide exclusive rights to develop and commercialize Afimoxifene Topical Gel, or AfTG, for the potential treatment and prevention of hyperplasia of the breast. The complaint seeks compensatory damages, a declaration of the parties’ rights and obligations under the License Agreement, and injunctive relief. On March 7, 2016, Besins filed its response to the Company’s complaint, generally denying liability for the Company’s claims and asserting counterclaims for breach of contract, fraud, negligent misrepresentation, and declaratory judgment. Besins seeks unspecified money damages and preliminary and permanent injunctive relief, among other forms of relief, for its counterclaims. The Company filed its answer to Besins’ counterclaims on March 31, 2016, in which the Company disputed Besins’ allegations and denied that Besins is entitled to relief on its counterclaims. The litigation is presently awaiting a scheduling order from the court, after which the parties will commence discovery. The Company believes this counterclaim is without merit and plans to defend itself vigorously; however, failure by the Company to obtain a favorable resolution of the claims set forth in the complaint could have a material adverse effect on the Company’s business, results of operations and financial condition.

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

The Company granted no additional options to purchase shares of common stock to employees and directors during the three months ended March 31, 2016 and no options were exercised during the three months ended March 31, 2016.  There are 2,827,954 options available for grant under the 2010 Plan as of March 31, 2016.

Compensation costs associated with the Company’s stock options are recognized, based on the grant-date fair values of these options, over the requisite service period, or vesting period. Accordingly, the Company recognized stock based compensation expense of $192,457 and $148,869 for the three months ended March 31, 2016 and 2015, respectively.

Options issued and outstanding as of March 31, 2016 and their activities during the three months ended are as follows:

	Number of Underlying Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Contractual Life Remaining in Years	Aggregate Intrinsic Value
Outstanding as of January 1, 2016	3,613,944	$2.40		$-
Granted	-	-		-
Forfeited	(412,224)	1.51		-
Outstanding as of March 31, 2016	3,201,720	2.51	8.07	$-
Exercisable as of March 31, 2016	1,724,319	3.17	7.56	$-
Vested and expected to vest (1)	3,044,186	$2.56	8.02	$-

(1) vested shares and unvested shares after a forfeiture rate is applied

At March 31, 2016, there were 1,477,401 unvested options outstanding and the related unrecognized total compensation cost associated with these options was $1,233,702. This expense is expected to be recognized over a weighted-average period of 2.43 years.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations should be read in conjunction with the financial statements and the related notes included elsewhere in this report. This discussion contains forward-looking statements, which are based on assumptions about the future of the Company’s business. The actual results could differ materially from those contained in the forward-looking statements. Please read “Forward-Looking Statements” included below for additional information regarding forward-looking statements.

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

Summary of Our Clinical-Stage Programs Under Development

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

On January 28, 2016, we filed a complaint in the United States District Court for the District of Delaware captioned Atossa Genetics Inc. v. Besins Healthcare Luxembourg SARL. The complaint asserts claims for breach of contract, breach of the implied covenant of good faith and fair dealing, and for declaratory relief against Besins.  On March 7, 2016, Besins responded to our complaint by denying our claims and asserting counterclaims against us for breach of contract, fraud, and negligent misrepresentation and declaratory relief. We filed our answer to Besins’ counterclaims on March 31, 2016, in which the Company disputed Besins’ allegations and denied that Besins is entitled to relief on its counterclaims. The litigation is presently awaiting a scheduling order from the court, after which the parties will commence discovery. We believe that these counterclaims are without merit and we plan to defend our self vigorously; however, failure by us to obtain a favorable resolution of the counterclaims could have a material adverse effect on our business, results of operations and financial condition.

We have received written FDA guidance pertaining to our AfTG development program. However, all work on this program is on hold pending resolution of our dispute with Besins.

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

Our Medical Devices

Our medical devices include the ForeCYTE Breast Aspirator and the FullCYTE Breast Aspirator, which collect specimens of nipple aspirate fluid (NAF) for cytological testing at a laboratory, and a universal transport kit to assist with the packaging and transport of NAF samples to a laboratory. We also own various medical devices consisting primarily of tools to assist breast surgeons, which we acquired from Acueity Healthcare in 2012. We are not currently commercializing our breast aspirator devices, transportation kits, tools for breast surgeons nor any NAF cytology tests.

Our patented intraductal microcatheter devices are being developed for the targeted delivered of potential pharmaceuticals, as described above.

Revenue Sources

Our business has provided us with two historical revenue sources: (i) sales-based revenue from the sale of our medical devices, such as our ForeCYTE Breast Aspirator and FullCYTE Breast Aspirator and patient kits to distributors, physicians, breast health clinics, and mammography clinics and (ii) service, or use-based, revenue from laboratory services performed by the NRLBH, such as preparation and interpretation of the NAF samples sent to our laboratory for analysis and pharmacogenomics tests. Our main source of revenue beginning in October 2014 until December 2015 has been from pharmacogenomics testing. We no longer are selling our medical devices and because of the sale of 81% of the stock in the NRLBH, we will generate no revenue from laboratory testing. NRLBH’s operations are presented as discontinued operations for the three months ended March 31, 2015. We do not anticipate generating additional revenue from other resources unless and until we develop and launch new pharmaceutical programs.

Critical Accounting Policies and Estimates

In our Annual Report on Form 10-K for the year ended December 31, 2015, we disclosed our critical accounting policies and estimates upon which our financial statements are derived. There have been no changes to these policies since December 31, 2015. Readers are encouraged to review these disclosures in conjunction with the review of this report.

Results of Operations

Three Months Ended March 31, 2016 and 2015

Revenue and Cost of Revenue: As a result of the sale of the NRLBH in December 2015, we generated no revenue or cost of revenue for the three months ended March 2016. Revenue and cost of service from NRLBH activities are presented as discontinued operations for the three months ended 2015. The NLRBH had total net revenue of $1,871,137 and cost of revenue of $1,206,311, for the three months ended March 31, 2015, consisting of mainly pharmacogenomics testing.

Operating Expenses: Total operating expenses were $2,327,540 for the three months ended March 31, 2016, consisting of general and administrative (G&A) expenses of $2,177,569 and R&D expenses of $149,971. As a result of the sale of NRLBH, operating expenses related to the NRLBH are presented separately as discontinued operations for the three months ended March 31, 2015.

Operating expenses from continuing operations for the three months ended March 31, 2016 decreased $945,132, or 29%, from $3,272,672 for the three months ended March 31, 2015, which consisted of G&A expenses of $2,361,026, R&D expenses of $565,801, and selling expenses of $345,845. The decrease in operating expenses is mainly attributed to the 2015 launch of new devices and services which are not being pursued in 2016 and investing more in new R&D programs in the first quarter of 2015 compared to 2016.

Selling Expenses: As a result of the sale of NRLBH and discontinuing commercialization of our devices in Europe and the United States, we incurred no selling expenses for the three months ended March 31, 2016. Selling expenses for the three months ended March 31, 2015 were $345,845, consisting of compensation expenses, travel, and advertisement as a result of ForeCYTE and FullCYTE launch and commercialization in Europe and the United States. We do not expect any significant selling expenses during 2016, as we continue focusing on developing our pharmaceutical programs and until we receive regulatory clearance to commercialize our new products.

General and Administrative Expenses: G&A expenses for the three months March 31, 2016 were $2,177,569, a decrease of $183,457, or 7% from $2,361,026 for the same period in 2015. G&A expenses consist primarily of personnel and related benefit costs, facilities, professional services, insurance, and public company related expenses. The decrease in G&A expenses is mainly attributed to cost reductions form discontinuing the commercialization of our breast aspirators.

Research and Development Expenses: R&D expenses for the three months ended March 31, 2016 were $149,971, a decrease of $415,830, or 73%, from the three months ended March 31, 2015. The decrease in R&D expenses is attributed to discontinuing further development of the FullCYTE Microcatheters, FullCYTE Breast Aspirator, NextCYTE test and AfTG late in 2015 and early in 2016. During the first three months of 2016, we focused all our R&D efforts on the fulvestrant clinical trial that commenced in March 2016. We expect our R&D expenses to increase throughout 2016 as we continue the clinical trial of fulvestrant administered via our microcatheters and as we begin development of one or more additional pharmaceutical programs.

Discontinued operations: As a result of the sale of NRLBH in December 2015, the 2015 financial results of the NRLBH are presented separately as discontinued operations in the Company’s Consolidated Statements of Operations for all periods presented. The following summarizes the loss from discontinued operations for the three months ended March 31, 2015:

Three Months Ended March 31, 2015
Revenue	$1,871,137
Cost of revenue	(1,206,311)
Gross profit	664,826
Expenses:
Selling expenses	201,008
Research and development expenses	231,424
General and administrative expenses	244,084
Other expenses, net	49,514
Net loss from discontinued operations	$(61,204)

Liquidity and Capital Resources

We have a history of operating losses as we have focused our efforts on raising capital and building our products and services in our pipeline. The Company’s consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses and negative operating cash flows since inception. For the three months ended March 31, 2016, the Company recorded a net loss of $2,327,540 and used approximately $3.0 million of cash in operating activities. As of March 31, 2016, the Company had approximately $2.9 million in cash and cash equivalents and working capital of approximately $2.1 million. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. The Company can give no assurances that any additional capital that it is able to obtain, if any, will be sufficient to meet its needs, or that any such financing will be obtainable on acceptable terms. If the Company is unable to obtain adequate capital, it could be forced to cease operations or substantially curtail is commercial activities. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities should the Company be unable to continue as a going concern.

During the first quarter of 2016, we sold 6,086,207 shares of common stock to Aspire under the November 2015 agreement with them for aggregate gross proceeds to us of $2,153,583. As a result, no shares remain available for sale to Aspire under this agreement.

Our ability to continue as a going concern is dependent on our obtaining additional adequate capital to fund additional operating losses until we become profitable. If we are unable to obtain adequate capital, we could be forced to cease operations.

Cash Flows

As of March 31, 2016, we had cash and cash equivalents of $2,882,657.

Net Cash Flows from Operating Activities: Net cash used in operating activities was $2,994,755 for the three months ended March 31, 2016, compared with $2,998,663, including $493,005 from discontinued operations for the three months ended March 31, 2015. The cash used in operating activities were consistent at approximately $3.0 million in the three months ended March 31, 2015 and 2016; we spent $1.5 million in new product developments in 2015, compared to approximately $150,000 in 2016; the reduced spending in R&D from 2015 is offset by severance payments in 2016.

Net Cash Flows from Investing Activities: Net cash used in investing activities was $5,020 for the three months ended March 31, 2016, compared with $66,035, including $37,925 from discontinued operations for the three months ended March 31, 2015. The decrease in 2016 was primarily attributable to the reduction in purchases of fixed asset equipment in 2016 as compared to 2015.

Net Cash Flows from Financing Activities: Net cash provided by financing activities was $2,166,537 for the three months ended March 31, 2016, compared with $4,292,349 for the three months March 31, 2015. The decrease is mainly attributed to lower prices at which we were able to sell our stock to Aspire in 2016 compared to stock and warrants in financing activities 2015.

Funding Requirements

We expect to incur ongoing operating losses for the foreseeable future as we continue to develop our planned therapeutic programs including related clinical studies and other programs in the pipeline. We expect that our existing resources will be sufficient to fund our planned operations for at least the next four to six months. In addition to our cash and cash equivalents at March 31, 2016 of approximately $2.9 million, we will be seeking to raise capital through sales of securities to third parties and existing stockholders. If we are unable to raise additional capital when needed, however, we could be forced to curtail or cease operations. Our future capital uses and requirements depend on the time and expenses needed to begin and continue clinical trials for our new drug developments.

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

In April 2016, the FASB issued ASU No. 2016-09, Stock Compensation Topic 718. This ASU simplifies the accounting for stock compensation on income tax accounting, award classification, estimating forfeitures, and cash flow presentation. Based on this ASU, an entity should recognize all excess tax benefits and tax deficiencies, including tax benefits of dividends on share-based payment awards, as income tax expense or benefit in the income statement; they do not need to include the effects of windfalls and shortfalls in the annual effective tax rate estimate from continuing operations used for interim reporting purposes. As a result of including income tax effects from windfalls and shortfalls in income tax expense, the calculation of both basic and diluted EPS will be affected. The ASU also provides an accounting policy election for awards with service conditions to either estimate the number of awards that are expected to vest (consistent with existing U.S. GAAP) or account for forfeitures when they occur. The ASU increases the allowable statutory tax withholding threshold to qualify for equity classification from the minimum statutory withholding requirements up to the maximum statutory tax rate in the applicable jurisdiction(s). The ASU clarifies that cash paid to a taxing authority by an employer when directly withholding equivalent shares for tax withholding purposes should be considered similar to a share repurchase, and thus classified as a financing activity. All other employer withholding taxes on compensation transactions and other events that enter into the determination of net income continue to be presented within operating activities. The new standard takes effect in 2017 for public business entities and 2018 for all other entities. We have not adopted the provisions of ASU No. 2016-09. We are currently evaluating the impact of our pending adoption of ASU 2016-09 on our consolidated financial statements.

ITEM 3. QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2016, our principal executive officer and principal financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The Company believes this complaint is without merit and plan to defend ourselves vigorously; however failure to obtain a favorable resolution of the claims set forth in the complaint could have a material adverse effect on the Company’s business, results of operations and financial condition.  Currently, the amount of such material adverse effect cannot be reasonably estimated, and no provision or liability has been recorded for these claims as of March 31, 2016. The costs associated with defending and resolving the complaint and ultimate outcome cannot be predicted. These matters are subject to inherent uncertainties and the actual cost, as well as the distraction from the conduct of our business, will depend upon many unknown factors and management’s view of these may change in the future.

On January 28, 2016, the Company filed a complaint in the United States District Court for the District of Delaware captioned Atossa Genetics Inc. v. Besins Healthcare Luxembourg SARL, Case No. 1:16-cv-00045-UNA. The complaint asserts claims for breach of contract, breach of the implied covenant of good faith and fair dealing, and for declaratory relief against Defendant Besins Healthcare Luxembourg SARL (“Besins”). The complaint was served upon Besins on February 15, 2016. The Company’s claims arise from Besins’ breach of an Intellectual Property License Agreement dated May 14, 2015 (the “License Agreement”), under which Besins licensed to the Company the worldwide exclusive rights to develop and commercialize Afimoxifene Topical Gel, or AfTG, for the potential treatment and prevention of hyperplasia of the breast. The complaint seeks compensatory damages, a declaration of the parties’ rights and obligations under the License Agreement, and injunctive relief. On March 7, 2016, Besins filed its response to the Company’s complaint, generally denying liability for the Company’s claims and asserting counterclaims for breach of contract, fraud, negligent misrepresentation, and declaratory judgment. Besins seeks unspecified money damages and preliminary and permanent injunctive relief, among other forms of relief, for its counterclaims. The Company filed its answer to Besins’ counterclaims on March 31, 2016, in which the Company disputed Besins’ allegations and denied that Besins is entitled to relief on its counterclaims. The litigation is presently awaiting a scheduling order from the court, after which the parties will commence discovery. The Company believes this counterclaim is without merit and plans to defend itself vigorously; however, failure by the Company to obtain a favorable resolution of the claims set forth in the complaint could have a material adverse effect on the Company’s business, results of operations and financial condition.

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

There has been no material changes to the risk factors described in the Company’s Annual Report on Form 10-K, as filed with the SEC on March 30, 2016.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period covered by this report, the Company sold in at-market transactions a total of 80,000 shares to Ensisheim Partners, LLC, which is owned by Drs. Steven Quay and Shu-Chih Chen, as summarized below. These transactions were exempt from registration under section 4(a)(2) of the Securities Act of 1933, as amended, as transactions by an issuer not involving any public offering.

	Number of shares issued	Price Per Share	Proceeds to the Company
January 19, 2016	50,000	$0.20	$9,950
February 16, 2016	15,000	0.53	7,935
March 9, 2016	15,000	0.37	5,535
Total	80,000		$24,420

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

ITEM 6. EXHIBITS

(a)	Exhibits

Incorporated by Reference Herein
Exhibit No.	Description	Form	Date

3.1	Certificate of Incorporation of Atossa Genetics Inc.	Registration Statement on Form S-1, as Exhibit 3.2	June 11, 2012

3.2	Bylaws of Atossa Genetics Inc.	Registration Statement on Form S-1, as Exhibit 3.4	June 11, 2012

3.3	Amendment to Bylaws of Atossa Genetics Inc.	Current Report on Form 8-K, as Exhibit 3.1	December 20, 2012

3.4	Certificate of Designation, Preferences, and Rights of Series A Junior Participating Preferred Stock of Atossa Genetics, Inc.	Current Report on Form 8-K, as Exhibit 3.1	May 22, 2014

4.1	Specimen common stock certificate	Registration Statement on Form S-1, as Exhibit 4.1	May 21, 2012

4.2	Form of Warrant from 2011 private placement	Registration Statement on Form S-1, as Exhibit 4.2	October 4, 2012

4.3	Form of Placement Agent Warrant from 2011 private placement	Registration Statement on Form S-1, as Exhibit 4.3	October 4, 2012

4.4	Form of Warrant dated September 30, 2012	Registration Statement on Form S-1, as Exhibit 4.4	October 4, 2012

4.5	Registration Rights Agreement, dated as of November 8, 2013, by and between the Company and Aspire Capital Fund, LLC.	Quarterly Report on Form 10-Q, as Exhibit 4.1	November 12, 2013

4.6	Form of Warrant Agreement from January 2014 Public Offering	Current Report on Form 8-K, as Exhibit 4.1	January 20, 2014

4.7	Form of Warrant issued to Dawson James Securities Inc. in January 2014	Current Report on Form 8-K, as Exhibit 4.2	January 20, 2014

4.8	Rights Agreement dated as of May 19, 2014, by and between the Company and VStock Transfer LLC, as rights agent, which includes as Exhibit B the Form of Rights Certificate	Current Report on Form 8-K, as Exhibit 4.1	May 22, 2014

4.9	Form of Warrant	Current Report on Form 8-K, as Exhibit 4.1	June 10, 2015

4.10	Registration Rights Agreement, between the Company and Aspire Capital Fund, LLC, dated as of November 11, 2015	Quarterly Report on Form 10-Q, as Exhibit 10.2	November 12, 2015

31.1	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of Steven C. Quay (filed herewith)

31.2	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of Kyle Guse (filed herewith)

32.1	Certification pursuant to 18 U.S.C. Section 1350 of Steven C. Quay (filed herewith)

32.2	Certification pursuant to 18 U.S.C. Section 1350 of Kyle Guse (filed herewith)

101	Interactive Data Files pursuant to Rule 405 of Regulation S-T (filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 5, 2016

/s/ Steven C. Quay
Steven C. Quay
President and Chief Executive Officer
(On behalf of the Registrant)

/s/ Kyle Guse
Kyle Guse
Chief Financial Officer, General Counsel and Secretary
(As Principal Financial and Accounting Officer)