Form 10-Q
period 2016-06-30
ATOSSA GENETICS INC
filed 2016-08-12
CIK 1488039

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding at August 12, 2016 was 39,569,510.

ATOSSA GENETICS INC.

FORM 10-Q

QUARTERLY REPORT

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ATOSSA GENETICS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2016	2015
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$1,190,866	$3,715,895
Restricted cash	55,000	275,000
Prepaid expense	209,129	193,293
Other current assets	-	110,663
Total current assets	1,454,995	4,294,851

Furniture and equipment, net	114,235	171,568
Intangible assets, net	1,447,010	1,700,565
Other assets	268,379	76,337
Total assets	$3,284,619	$6,243,321

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	$282,791	$814,448
Accrued expenses	75,773	463,676
Payroll liabilities	492,967	1,159,335
Other current liabilities	22,734	64,128
Total current liabilities	874,265	2,501,587

Commitments and contingencies (note 13)

Stockholders’ equity
Preferred stock - $.001 par value; 10,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock - $.001 par value; 75,000,000 shares authorized, 39,569,510 and 32,657,257 shares issued and outstanding	39,569	32,657
Additional paid-in capital	57,355,571	54,643,940
Accumulated deficit	(54,984,786)	(50,934,863)
Total stockholders’ equity	2,410,354	3,741,734

Total liabilities and stockholders’ equity	$3,284,619	$6,243,321

The accompanying notes are an integral part of these condensed consolidated financial statements

ATOSSA GENETICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,		For The Six Months Ended June 30,
	2016	2015	2016	2015
Net revenue	$-	$-	$-	$-
Cost of revenue	-	-	-	-
Gross profit	-	-	-	-
Operating expenses:
Selling	-	343,322	-	689,168
Research and development	168,992	373,474	318,963	939,275
General and administrative	1,553,391	2,453,751	3,730,960	4,807,687
Total operating expenses	1,722,383	3,170,547	4,049,923	6,436,130
Operating loss	(1,722,383)	(3,170,547)	(4,049,923)	(6,436,130)
Other income (expense)	-	48,659	-	40,155
Loss before income taxes	(1,722,383)	(3,121,888)	(4,049,923)	(6,395,975)
Income taxes	-	-	-	-
Loss from continuing operations	(1,722,383)	(3,121,888)	(4,049,923)	(6,395,975)
Loss from discontinued operations	-	(23,438)	-	(84,642)
Net loss	$(1,722,383)	$(3,145,326)	$(4,049,923)	$(6,480,617)
Loss per common share - basic and diluted	$(0.05)	$(0.11)	$(0.12)	$(0.25)
Weighted average shares outstanding, basic & diluted	34,550,826	27,686,202	33,058,066	25,805,293

The accompanying notes are an integral part of these condensed consolidated financial statements.

ATOSSA GENETICS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance at December 31, 2015	32,657,257	$32,657	$54,643,940	$(50,934,863)	$3,741,734

Issuance of common shares and warrants (net of issuance costs of $43,110)	6,166,207	6,166	2,127,807	-	2,133,973
Issuance of common shares as commitment fees	746,046	746	197,777	-	198,523
Amortization of commitment shares			(6,617)		(6,617)
Compensation cost for stock options granted to executives and employees	-	-	392,664	-	392,664
Net loss	-	-	-	(4,049,923)	(4,049,923)
Balance at June 30, 2016	39,569,510	$39,569	$57,355,571	$(54,984,786)	$2,410,354

The accompanying notes are an integral part of these consolidated financial statements.

ATOSSA GENETICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,049,923)	$(6,480,617)
Net loss from discontinued operations	-	84,642
Bad debt expense	-	562,694
Compensation cost for stock options granted	392,664	353,981
Loss on disposal of intangible asset	163,333	6,533
Depreciation and amortization	152,574	55,298
Changes in operating assets and liabilities:
Accounts receivable	-	(564,374)
Change in restricted cash	220,000	-
Inventory	-	(43,245)
Prepaid expenses	(15,836)	(37,629)
Other assets	110,527	(4,454)
Accounts payable	(531,657)	67,496
Payroll liabilities	(666,368)	(231,270)
Deferred rent	-	8,736
Accrued expenses	(387,903)	(463,044)
Other current liabilities	(41,473)	(23,516)
Net cash used in continuing operating activities	(4,654,062)	(6,708,769)
Net cash used in discontinued operating activities	-	189,453
Net cash used in operating activities	(4,654,062)	(6,519,316)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of furniture and equipment	(4,941)	58,267
Purchase of intangible assets	-	(15,553)
Net cash used in continuing investing activities	(4,941)	42,714
Net cash used in discontinued investing activities	-	(124,379)
Net cash used in investing activities	(4,941)	(81,665)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from issuance of common stock and warrants	2,133,974	9,503,198
Net cash provided by financing activities	2,133,974	9,503,198

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2,525,029)	2,902,217
CASH AND CASH EQUIVALENTS, BEGINNING BALANCE	3,715,895	8,500,718
CASH AND CASH EQUIVALENTS, ENDING BALANCE	$1,190,866	$11,402,935

SUPPLEMENTAL DISCLOSURES:
Interest paid	$383	$3,311
NONCASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued as commitment fee under stock purchase agreement	$198,523	$-
Amortization of commitment shares	$6,617	$392,711

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

NOTE 2: GOING CONCERN

The Company’s consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses and negative operating cash flows since inception. For the six months ended June 30, 2016, the Company recorded a net loss of approximately $4.0 million and used approximately $4.7 million of cash in operating activities. As of June 30, 2016, the Company had approximately $1.2 million in cash and cash equivalents and working capital of approximately $0.9 million. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. The Company can give no assurances that any additional capital that it is able to obtain, if any, will be sufficient to meet its needs, or that any such capital will be obtained on acceptable terms. If the Company is unable to obtain adequate capital, it could be forced to cease operations or substantially curtail its activities. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities should the Company be unable to continue as a going concern.

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

Recently Issued Accounting Pronouncements:

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers: Topic 606 (“ASU 2014-09”), to supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing GAAP including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 is effective for the Company in the first quarter of 2018 using either of two methods: (i) retrospective to each prior reporting period presented with the option to elect certain practical expedients as defined within ASU 2014-09; or (ii) retrospective with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application and providing certain additional disclosures as defined per ASU 2014-09. The Company is currently evaluating the impact of its pending adoption of ASU 2014-09 on its consolidated financial statements.

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

In April 2016, the FASB issued ASU No. 2016-09, Stock Compensation Topic 718: Improvements to Employee Share-based Payment Accounting. This ASU simplifies the accounting for stock compensation on income tax accounting, classification of awards as either equity or liabilities, estimating forfeitures, and cash flow presentation. Based on this ASU, an entity should recognize all excess tax benefits and tax deficiencies, including tax benefits of dividends on share-based payment awards, as income tax expense or benefit in the income statement; they do not need to include the effects of windfalls and shortfalls in the annual effective tax rate estimate from continuing operations used for interim reporting purposes. As a result of including income tax effects from windfalls and shortfalls in income tax expense, the calculation of both basic and diluted EPS will be affected. The ASU also provides an accounting policy election for awards with service conditions to either estimate the number of awards that are expected to vest (consistent with existing U.S. GAAP) or account for forfeitures when they occur. The ASU increases the allowable statutory tax withholding threshold to qualify for equity classification from the minimum statutory withholding requirements up to the maximum statutory tax rate in the applicable jurisdiction(s). The ASU clarifies that cash paid to a taxing authority by an employer when directly withholding equivalent shares for tax withholding purposes should be considered similar to a share repurchase, and thus classified as a financing activity. All other employer withholding taxes on compensation transactions and other events that enter into the determination of net income continue to be presented within operating activities. The new standard takes effect in 2017 for public business entities and 2018 for all other entities. The Company has not adopted the provisions of ASU No. 2016-09. The Company is currently evaluating the impact of adopting ASU 2016-09 on its consolidated financial statements.

NOTE 4: PREPAID EXPENSES

Prepaid expenses consisted of the following:

	June 30, 2016	December 31, 2015
Prepaid insurance	169,911	104,954
Retainer and security deposits	39,218	39,218
Other	-	49,121
Total prepaid expenses	$209,129	$193,293

NOTE 5: FURNITURE AND EQUIPMENT

Furniture and equipment consisted of the following:

	June 30, 2016	December 31, 2015
Machinery and equipment	$205,988	$206,337
Leasehold improvements	84,539	79,518
Total furniture and equipment	290,527	285,855
Less: Accumulated depreciation	(176,292)	(114,287)
Total furniture and equipment, net	$114,235	$171,568

Depreciation expense for the three months ended June 30, 2016 and 2015 was $32,734 and $13,278, respectively, and $62,353 and $63,438, for the six months ended June 30, 2016 and 2015, respectively.

NOTE 6: INTANGIBLE ASSETS

Intangible assets consisted of the following:

	June 30,	December 31,
	2016	2015
Patents	$1,630,000	$1,630,000
Capitalized license costs	-	200,000
Software	113,540	113,540
Intangible assets	1,743,540	1,943,540
Less: Accumulated amortization	(296,530)	(242,975)
Total intangible assets, net	$1,447,010	$1,700,565

Intangible assets amounted to $1,743,540 and $1,943,540 as of June 30, 2016 and December 31, 2015, respectively, and consisted of patents, capitalized license costs and software acquired. The amortization period for the purchased software is 3 years. Amortization expense related to software for the three months ended June 30, 2016 and 2015 was $7,857 and $11,018, respectively and $15,713 and $22,829 for the six months ended June 30, 2016 and 2015, respectively.

Patents amounted to $1,630,000 as of June 30, 2016 and December 31, 2015, and mainly consisted of patents acquired from Acueity on September 30, 2012 in an asset purchase transaction. Patent assets are amortized based on their determined useful life, and tested annually for impairment. The amortization period was from 7 to 12 years. Amortization expense related to patents was $37,254 for the three months ended June 30, 2016 and 2015, respectively and $74,508 for the six months ended June 30, 2016 and 2015, respectively.

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

Future estimated amortization expenses as of June 30, 2016 for the five succeeding years is as follows:

For the Year Ending December 31,	Amounts
2016 (includes the remainder of the year)	$87,600
2017	169,576
2018	149,623
2019	149,015
2020	149,015
Thereafter	742,181
$1,447,010

NOTE 7: PAYROLL LIABILITIES:

Payroll liabilities consisted of the following:

	June 30, 2016	December 31, 2015
Accrued bonus payable	$305,464	$555,345
Accrued payroll liabilities	100,469	510,179
Accrued payroll tax liabilities	87,034	93,811
Total payroll liabilities	$492,967	$1,159,335

NOTE 8: DISCONTINUED OPERATIONS

On December 16, 2015, the Company entered into a Stock Purchase Agreement (the “Purchase Agreement”) with the NRLBH and NRL Investment Group, LLC (the “NRL Group”) pursuant to which the Company sold to the NRL Group all of its shares of common stock in the NRLBH as of that date. Under the terms of the Purchase Agreement, the Company retained its ownership of the Preferred Stock of the NRLBH, which constitutes approximately 19% of the outstanding capital stock of the NRLBH, and the Company will have the right to sell to the NRL Group on or after the fourth anniversary of the Purchase Agreement at the greater of $4,000,000 or fair market value. The Company has the right to receive earn-out payments from NRL Group starting in December 2016 up to a total of $10,000,000. The Earn-out Payments are payable to the Company each calendar month commencing with December 2016 and are equal to 6% of NRLBH gross sales calculated in accordance with U.S. Generally Accepted Accounting Principles. The operations of the NRLBH sold to the NRL Group were accounted for as discontinued operations as the operations and cash flows of the discontinued business were eliminated from ongoing operations of the Company and there would not be significant involvement in the NRLBH’s operations after the disposal transaction.

The results of the NRLBH were segregated from continuing operations and reflected as discontinued operations for the 2015 periods on the Company’s Consolidated Statements of Operations and cash flow for the three and six months ended June 30, 2015. The loss from discontinued operations related to the operations of the NRLBH for the six months ended June 30, 2015 was as follows:

	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
Revenue	$2,694,183	$4,565,320
Cost of revenue	(1,847,646)	(3,053,957)
Gross profit	846,537	1,511,363
Expenses:
Selling expenses	388,739	589,747
Research and development expenses	136,984	368,408
General and administrative expenses	344,212	588,296
Other expenses, net	40	49,554
Net loss from discontinued operations	$(23,438)	$(84,642)

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

On May 26, 2015, we entered into a new common stock purchase agreement with Aspire Capital , which provided that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital was committed to purchase up to an aggregate of $25.0 million of shares of our common stock over the 30-month term of the purchase agreement. Concurrently with entering into the purchase agreement, we also entered into a registration rights agreement with Aspire Capital, in which we agreed to file one or more registration statements, as permissible and necessary to register under the Securities Act of 1933, registering the sale of the shares of our common stock that have been and may be issued to Aspire Capital under the purchase agreement.

On November 11, 2015, we terminated the May 26, 2015 agreement with Aspire Capital and entered into a new common stock purchase agreement. Concurrently with entering into the Purchase Agreement, we also entered into a registration rights agreement with Aspire Capital in which we agreed to register 6,086,207 shares of our common stock.

During the first quarter of 2016, we sold a total of 6,086,207 shares of Common Stock to Aspire Capital Fund LLC under the stock purchase agreement dated November 11, 2015 with aggregate gross proceeds to the Company of $2,153,583. As a result, no shares remain available for sale to Aspire under this agreement.

 On May 25, 2016, we terminated the November 11, 2015 stock purchase agreement with Aspire Capital and entered into a new common stock purchase agreement with Aspire Capital which provided that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $10.0 million of shares of our common stock over the 30-month term of the purchase agreement. Concurrently with entering into the purchase agreement, we also entered into a registration rights agreement with Aspire Capital, in which we agreed to file one or more registration statements, as permissible and necessary to register under the Securities Act of 1933, registering the sale of the shares of our common stock that have been and may be issued to Aspire Capital under the purchase agreement. As part of the stock purchase agreement we issued 746,046 common shares as a commitment fee. The value of the common shares issued as a commitment fee of $198,523 have been reflected as an addition to common stock of $746 and $197,777 in additional paid in capital which will be amortized over the life of the stock purchase agreement. As of the date of filing this Quarterly Report with the SEC no shares of stock have been sold to Aspire Capital under the May 25, 2016 purchase agreement.

2015 Offering of Common Stock and Pre-Funded Warrants

In June 2015, the Company entered into a Placement Agent Agreement with Roth Capital Partners, LLC. and Dawson James Securities, Inc. (the “2015 Placement Agents”), pursuant to which the Company issued and sold an aggregate of 1,454,003 shares of common stock at the purchase price of $1.15 per share and pre-funded warrants to purchase 3,610,997 shares of common stock (the “Pre-Funded Warrants”) at a purchase price of $1.14 per share for net proceeds of $5.2 million after deducting $577,790 of offering expenses (the “2015 Offering”). Each Pre-Funded Warrant was exercisable for $0.01 per share and all of these warrants had been exercised as of December 31, 2015.

Outstanding Warrants

As of June 30, 2016, warrants to purchase 6,033,426 shares of common stock were outstanding including:

	Outstanding Warrants to Purchase Shares	Exercise Price	Expiration Date

2011 private placement	4,252,050	$1.25 - 1.60	May 18, 2018
Acueity warrants	325,000	5.00	September 30, 2017
2014 public offering	1,166,849	3.00	January 29, 2019
Placement agent fees for Company’s offerings	242,027	2.12 – 12.43	March - November, 2018
Outside consulting	47,500	$4.24	January 14, 2018
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

The following table sets forth the number of potential common shares excluded from the calculation of net loss per diluted share for the three-months and six-months ended June 30, 2016 and 2015 because the effect of them would be anti-dilutive since the Company recorded net losses for both periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Options to purchase common stock	5,911,359	4,312,409	5,911,359	4,312,409
Warrants to purchase common stock	6,033,426	9,644,423	6,033,426	9,644,423
Total	11,944,785	13,956,832	11,944,785	13,956,832

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

As a result of the Company’s cumulative losses, management has concluded that a full valuation allowance against the Company’s net deferred tax assets is appropriate. No income tax liabilities existed as of June 30, 2016 and December 31, 2015 due to the Company’s continuing operating losses.

NOTE 12: CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At June 30, 2016 and December 31, 2015, the Company had $940,866 and $3,465,895 in excess of the FDIC insured limit, respectively.

NOTE 13: COMMITMENTS AND CONTINGENCIES

Lease Commitments

The future minimum lease payments due subsequent to June 30, 2016 under all non-cancelable operating and capital leases for the next five years are as follows:

Operating Leases
Year Ending December 31,	Amount
2016 (remainder of year)	$111,667
2017	3,750
Total minimum lease payments	$115,417

The total rent expense for the three months ended June 30, 2016 and 2015 was $78,600 and $149,174, respectively. Rent expense was included in general and administrative expenses for both years.

Purchase Commitments

Effective May 19, 2016 the Company entered into a services agreement with KriSan Biotech Co. Ltd., a corporation organized under the laws of Taiwan, Republic of China (“KSB”). The agreement directs KSB to research and develop for the Company processes for manufacturing endoxifen and to produce an initial supply of endoxifen so that release and stability studies may be conducted. The Company has agreed to pay $136,000 to KSB when certain benchmarks have been delivered by KSB under the services agreement.

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

The Company believes this lawsuit is without merit and plans to defend itself vigorously; however, failure by the Company to obtain a favorable resolution of the claims set forth in the complaint could have a material adverse effect on the Company’s business, results of operations and financial condition. Currently, the amount of such material adverse effect cannot be reasonably estimated, and no provision or liability has been recorded for these claims as of June 30, 2016. The costs associated with defending and resolving the lawsuit and ultimate outcome cannot be predicted. These matters are subject to inherent uncertainties and the actual cost, as well as the distraction from the conduct of the Company’s business, will depend upon many unknown factors and management’s view of these may change in the future.

On January 28, 2016, the Company filed a complaint in the United States District Court for the District of Delaware captioned Atossa Genetics Inc. v. Besins Healthcare Luxembourg SARL, Case No. 1:16-cv-00045-UNA. The complaint asserts claims for breach of contract, breach of the implied covenant of good faith and fair dealing, and for declaratory relief against Defendant Besins Healthcare Luxembourg SARL (“Besins”). The complaint was served upon Besins on February 15, 2016. The Company’s claims arise from Besins’ breach of an Intellectual Property License Agreement dated May 14, 2015 (the “License Agreement”), under which Besins licensed to the Company the worldwide exclusive rights to develop and commercialize Afimoxifene Topical Gel, or AfTG, for the potential treatment and prevention of hyperplasia of the breast. The complaint seeks compensatory damages, a declaration of the parties’ rights and obligations under the License Agreement, and injunctive relief. On March 7, 2016, Besins filed its response to the Company’s complaint, generally denying liability for the Company’s claims and asserting counterclaims for breach of contract, fraud, negligent misrepresentation, and declaratory judgment. Besins seeks unspecified money damages and preliminary and permanent injunctive relief, among other forms of relief, for its counterclaims. The Company filed its answer to Besins’ counterclaims on March 31, 2016, in which the Company disputed Besins’ allegations and denied that Besins is entitled to relief on its counterclaims. On August 4, 2016, the parties entered into a settlement agreement which provides that the parties will dismiss this legal action and settle all claims and counterclaims. Pursuant to the settlement agreement, Besins will assume, and Atossa shall have no further rights to, 4-hydroxy tamoxifen and AfTG in return for a termination payment to Atossa in the total amount of $1,762,931. See NOTE 15 Subsequent Event.

NOTE 14: STOCK BASED COMPENSATION

Stock Options and Incentive Plan

On September 28, 2010, the Board of Directors approved the adoption of the 2010 Stock Option and Incentive Plan, or the 2010 Plan, to provide for the grant of equity-based awards to employees, officers, non-employee directors and other key persons providing services to the Company. Awards of incentive options may be granted under the 2010 Plan until September 2020. No other awards may be granted under the 2010 Plan after the date that is 10 years from the date of stockholder approval. An aggregate of 1,000,000 shares were initially reserved for issuance in connection with awards granted under the 2010 Plan and on May 18, 2016, an additional 2,000,000 shares were reserved for issuance under the 2010 Plan.

The following table presents the automatic additions to the 2010 Plan since inception pursuant to the “evergreen” terms of the 2010 Plan:

January 1,	Number of shares
2012	450,275
2013	516,774
2014	742,973
2015	983,362
2016	3,306,290
Total additional shares	5,999,674

The Company granted 2,778,671 additional options to purchase shares of common stock to employees and directors during the three and six months ended June 30, 2016. No options were exercised during the three and six months ended June 30, 2016.  There are 2,113,315 shares available for grant under the 2010 Plan as of June 30, 2016.

Compensation costs associated with the Company’s stock options are recognized, based on the grant-date fair values of these options, over the requisite service period, or vesting period. Accordingly, the Company recognized stock based compensation expense of $200,187 and $205,112 for the three months ended June 30, 2016 and 2015, respectively and $392,644 and $353,981 for the six months ended June 30, 2016 and 2015, respectively.

Options issued and outstanding as of June 30, 2016 and their activities during the six months then ended are as follows:

	Number of Underlying Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Contractual Life Remaining in Years	Aggregate Intrinsic Value
Outstanding as of January 1, 2016	3,613,944	$2.40		$-
Granted	2,778,671	0.26		-
Forfeited	(481,256)	1.66		-
Outstanding as of June 30, 2016	5,911,359	1.45	8.78	$47,237
Exercisable as of June 30, 2016	1,885,703	3.07	7.37	$-
Vested and expected to vest (1)	3,007,207	$2.55	7.77	$-

(1)	vested shares and unvested shares after a forfeiture rate is applied

At June 30, 2016, there were 4,025,656 unvested options outstanding and the related unrecognized total compensation cost associated with these options was approximately $4.0 million. This expense is expected to be recognized over a weighted-average period of 2.32 years.

NOTE 15: SUBSEQUENT EVENT

Atossa and Besins Healthcare Luxembourg SARL (“Besins”) have agreed, pursuant to a Termination Agreement dated August 4, 2016, to terminate their Intellectual Property License Agreement dated May 14, 2015 (the “License Agreement”), dismiss the legal action relating to the License Agreement pending in the United States District Court for the District of Delaware captioned Atossa Genetics Inc. v. Besins Healthcare Luxembourg SARL, Case No. 1:16-cv-00045-UNA (the “Litigation”), and settle all claims and counterclaims asserted in the Litigation.  Atossa and Besins have further agreed, pursuant to and as set forth in the Termination Agreement, that Besins will assume, and Atossa shall have no further rights to, all clinical, regulatory, manufacturing, and all other development and commercialization of 4-hydroxy tamoxifen and Afimoxifene Topical Gel (the “AfTG Program”). In consideration for Atossa’s comprehensive relinquishment of all rights granted in the License Agreement, termination of the License Agreement, cessation of all efforts to develop Afimoxifene Gel, delivery of all API manufactured to date, assignment of a Drug Master File, delivery to Besins of the work product Atossa has completed to date, and other consideration, Besins will reimburse Atossa for out-of-pocket expenses incurred by Atossa to pursue the AfTG Program and will make a termination payment in the total amount of $1,762,931.

NOTE 16: RELATED PARTY TRANSACTIONS

Shu-Chih Chen, Ph.D.,  a member of the Board of Directors and spouse of Steve C. Quay, Ph.D., M.D., has provided consultancy services to the Company.  Those services primarily include providing scientific and technical expertise in Atossa’s negotiations and ongoing arrangements with the manufacturer of endoxifen which is located in Taiwan.  The cost of the services provided by Dr. Chen are approximately $15,000 through June 30, 2016 and have been approved by Atossa’s audit committee.

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

Forward-Looking Statements

This report contains, in addition to historical information, certain information, assumptions and discussions that may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have made these statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected or anticipated. Although we believe our assumptions underlying our forward-looking statements are reasonable as of the date of this report, we cannot assure you that the forward-looking statements set out in this report will prove to be accurate. We typically identify these forward-looking statements by the use of forward-looking words such as “expect,” “potential,” “continue,” “may,” “will,” “should,” “could,” “would,” “seek,” “intend,” “plan,” “estimate,” “anticipate” or the negative version of those words or other comparable words. Forward-looking statements contained in this report include, but are not limited to, statements about:

•	whether we can obtain approval from the U.S. Food and Drug Administration, or FDA, and foreign regulatory bodies, to sell, market and distribute our therapeutics and devices under development;

•	our ability to successfully complete clinical trials of our pharmaceutical candidates under development, including Afimoxifene Gel and our intraductal microcatheters to administer therapeutics, including the study we recently opened using fulvestrant;

•	the success, cost and timing of our product and drug development activities and clinical trials;

•	our ability to contract with third-party suppliers, manufacturers and service providers, including clinical research organizations, and their ability to perform adequately;

•	our ability to successfully develop and commercialize new therapeutics currently in development or that we might identify in the future and in the time frames currently expected;

•	our ability to successfully defend ongoing litigation, including the securities class action law suit filed against us on October 10, 2013, and other similar complaints that may be brought in the future, in a timely manner and within the coverage, scope and limits of our insurance policies;

•	our ability to establish and maintain intellectual property rights covering our products;

•	our expectations regarding, and our ability to satisfy, federal, state and foreign regulatory requirements;

•	the accuracy of our estimates of the size and characteristics of the markets that our products and services may address;

•	our expectations as to future financial performance, expense levels and capital sources;

•	our ability to attract and retain key personnel; and

•	our ability to raise capital, including our ability to sell shares of common stock to Aspire Capital under the terms of the May 25, 2016 common stock purchase agreement with Aspire Capital .

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

Company Overview

We are a clinical-stage pharmaceutical company focused on the development of novel therapeutics and delivery methods for the treatment of breast cancer and other breast conditions. Our leading program uses our patented intraductal microcatheters which deliver pharmaceuticals through the breast ducts. We initiated a Phase 2 clinical study in March 2016 using our microcatheters to deliver fulvestrant as a potential treatment of ductal carcinoma in-situ, or DCIS, and breast cancer. This study is being conducted by Columbia University Medical Center Breast Cancer Programs. Our second pharmaceutical program under development is oral endoxifen for breast cancer patients who are refractory to tamoxifen. Endoxifen is an active metabolite of tamoxifen which is an FDA approved drug for breast cancer patients to prevent recurrence as well as new breast cancer. In May 2015 we began the development of Afimoxifene Topical Gel, or AfTG, for the treatment and prevention of hyperplasia of the breast; however, that program has been transferred back to the licensor, Besins Healthcare, in return for a payment to us of $1.7 million.

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

We are now focusing our business on our pharmaceutical programs and delivery methods. Our key objectives are to advance our pharmaceutical candidates through Phase 2 trials and then evaluate further development independently or through partners.

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

Oral Endoxifen

Our second pharmaceutical program under development is oral endoxifen for breast cancer patients who are refractory to tamoxifen. Endoxifen is an active metabolite of tamoxifen which is an FDA approved drug for breast cancer patients to prevent recurrence as well as new breast cancer. We believe that up to 50% of the one million women who take tamoxifen in the United States each year are refractory, meaning that they have inadequate endoxifen levels (for any number of reasons included low levels of a liver enzyme) and they have an increased risk for breast cancer recurrence.

We have filed patent applications covering endoxifen and we are in the process of procuring an initial supply of the endoxifen drug for initial studies.

Afimoxifene Topical Gel (AfTG)

Overview

On May 14, 2015, we were granted the worldwide exclusive rights to develop and commercialize AfTG for the potential treatment and prevention of hyperplasia of the breast. The active pharmaceutical ingredient in AfTG is Afimoxifene (4-hydroxytamoxifen), which is an active metabolite of tamoxifen. Afimoxifene is an anti-estrogen with an affinity for estrogen receptor that is up to 50 fold higher compared with that of tamoxifen. AfTG is a proprietary transdermal gel formulation of Afimoxifene protected by 10 patent families.

These AfTG rights were granted to us pursuant to a May 14, 2015, Intellectual Property License Agreement with Besins Healthcare Luxembourg SARL (the “License Agreement”).

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

On January 28, 2016, we filed a complaint in the United States District Court for the District of Delaware captioned Atossa Genetics Inc. v. Besins Healthcare Luxembourg SARL Case No. 1:16-cv-00045-UNA (the “Litigation”). The complaint asserts claims for breach of contract, breach of the implied covenant of good faith and fair dealing, and for declaratory relief against Besins.  On March 7, 2016, Besins responded to our complaint by denying our claims and asserting counterclaims against us for breach of contract, fraud, and negligent misrepresentation and declaratory relief. We filed our answer to Besins’ counterclaims on March 31, 2016, in which the Company disputed Besins’ allegations and denied that Besins is entitled to relief on its counterclaims. On August 4, 2016, Atossa and Besins agreed, pursuant to a Termination Agreement, to terminate the License Agreement, dismiss the Litigation, and settle all claims and counterclaims asserted in the Litigation.  Atossa and Besins have further agreed, pursuant to and as set forth in the Termination Agreement, that Besins will assume, and Atossa shall have no further rights to, all clinical, regulatory, manufacturing, and all other development and commercialization of 4-hydroxy tamoxifen and Afimoxifene Topical Gel (the “AfTG Program”). In consideration for Atossa’s comprehensive relinquishment of all rights granted in the License Agreement, termination of the License Agreement, cessation of all efforts to develop Afimoxifene Gel, delivery of all API manufactured to date, assignment of a Drug Master File, delivery to Besins of the work product Atossa has completed to date, and other consideration, Besins will reimburse Atossa for out-of-pocket expenses incurred by Atossa to pursue the AfTG Program and will make a termination payment in the total amount of $1,762,931.

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

Revenue Sources

Our business has provided us with two historical revenue sources: (i) sales-based revenue from the sale of our medical devices, such as our ForeCYTE Breast Aspirator and FullCYTE Breast Aspirator and patient kits to distributors, physicians, breast health clinics, and mammography clinics and (ii) service, or use-based, revenue from laboratory services performed by the NRLBH, such as preparation and interpretation of the NAF samples sent to our laboratory for analysis and pharmacogenomics tests. Our main source of revenue beginning in October 2014 until December 2015 has been from pharmacogenomics testing. We no longer are selling our medical devices and because of the sale of 81% of the stock in the NRLBH, we will generate no revenue from laboratory testing. NRLBH’s operations are presented as discontinued operations for the three and six months ended June 30, 2015. We do not anticipate generating additional revenue from other resources unless and until we develop and launch new pharmaceutical programs.

Critical Accounting Policies and Estimates

In our Annual Report on Form 10-K for the year ended December 31, 2015, we disclosed our critical accounting policies and estimates upon which our financial statements are derived. There have been no changes to these policies since December 31, 2015. Readers are encouraged to review these disclosures in conjunction with the review of this report.

Results of Operations

Three Months and Six Months Ended June 30, 2016 and 2015

Revenue and Cost of Revenue: As a result of the sale of the NRLBH in December 2015, we generated no revenue or cost of revenue for the three months and six months ended June 2016. Revenue and cost of service from NRLBH activities are presented as discontinued operations for the three months and six months ended June 30, 2015. The NLRBH had total net revenue of $2,694,183 and cost of revenue of $1,847,646, for the three months and ended June 30, 2015, and $4,565,320 and $3,053,957 for the six months ended June 30, 2015, respectively, consisting of mainly pharmacogenomics testing.

Operating Expenses: Total operating expenses were approximately $1.7 million and $4.0 million for the three months and six months ended June 30, 2016, respectively, consisting of general and administrative (G&A) expenses of approximately $1.5 million and $3.7 million, respectively and R&D expenses of approximately $169,000 and $319,000, respectively. As a result of the sale of NRLBH, operating expenses related to the NRLBH are presented separately as discontinued operations for the three months and six months ended June 30, 2015.

Operating expenses from continuing operations for the three months and six months ended June 30, 2016 decreased approximately $1.5 million and $2.4 million, or 45.7% and 37.1%, respectively, from approximately $3.1 million and $6.4 million for the three months and six months ended June 30, 2015, respectively, which consisted of G&A expenses of approximately $2.4 million and $4.8 million, respectively, R&D expenses of approximately $373,000 and $939,000, respectively, and selling expenses of approximately $343,000 and $689,000, respectively. The decrease in operating expenses is mainly attributed to the 2015 launch of new devices and services which are not being pursued in 2016 and investing more in new R&D programs in the first quarter of 2015 compared to 2016.

Selling Expenses: As a result of the sale of NRLBH and discontinuing commercialization of our devices in Europe and the United States, we incurred no selling expenses for the three and six months ended June 30, 2016. Selling expenses, to include NRLBH, for the three months and six months ended June 30, 2015 were approximately $732,000 and $1.3 million, respectively, consisting of compensation expenses, travel, and advertisement as a result of ForeCYTE and FullCYTE launch and commercialization in Europe and the United States. We do not expect any significant selling expenses during 2016, as we continue focusing on developing our pharmaceutical programs and until we receive regulatory clearance to commercialize our new products.

General and Administrative Expenses: G&A expenses for the three months and six months ended June 30, 2016 were approximately $1.5 million and $3.7 million, respectively, a decrease of approximately $900,000 and $1.1 million, respectively, or 36.7% and 22.4%, respectively, from approximately $2.4 million and $4.8 million, respectively, for the same periods in 2015. G&A expenses consist primarily of personnel and related benefit costs, facilities, professional services, insurance, and public company related expenses. The decrease in G&A expenses is mainly attributed to cost reductions from sale of the NRLBH and discontinuing the commercialization of our breast aspirators.

Research and Development Expenses: R&D expenses for the three months and six months ended June 30, 2016 were approximately $169,000 and $319,000, respectively, a decrease of approximately $204,000 and $620,000, respectively, or 54.7% and 66.0%, respectively, from the three months and six months ended June 30, 2015. The decrease in R&D expenses is attributed to discontinuing further development of the FullCYTE Microcatheters, FullCYTE Breast Aspirator, NextCYTE test and AfTG late in 2015 and early in 2016. During the first quarter of 2016, we focused all our R&D efforts on the fulvestrant clinical trial that commenced in March 2016  and in the second quarter of 2016 we focused our R&D efforts on initiating our oral endoxifen program. We expect our R&D expenses to increase throughout 2016 as we continue the clinical trial of fulvestrant administered via our microcatheters and as we continue development our endoxifen and potentially other future pharmaceutical program.

Discontinued operations: As a result of the sale of NRLBH in December 2015, the 2015 financial results of the NRLBH are presented separately as discontinued operations in the Company’s Consolidated Statements of Operations for all periods presented. The following summarizes the loss from discontinued operations for the three and six months ended June 30, 2015:

	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
Revenue	$2,694,183	$4,565,320
Cost of revenue	(1,847,646)	(3,053,957)
Gross profit	846,537	1,511,363
Expenses:
Selling expenses	388,739	589,747
Research and development expenses	136,984	368,408
General and administrative expenses	344,212	588,296
Other expenses, net	40	49,554
Net loss from discontinued operations	$(23,438)	$(84,642)

Liquidity and Capital Resources

We have a history of operating losses as we have focused our efforts on raising capital and building our products and services in our pipeline. The Company’s consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses and negative operating cash flows since inception. For the three months and six months ended June 30, 2016, the Company recorded a net loss of approximately $1.7 million and $4.0 million, respectively, and used approximately $1.0 million and $4.6 million of cash in operating activities, respectively. As of June 30, 2016, the Company had approximately $1.2 million in cash and cash equivalents and working capital of approximately $0.9   million. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. The Company can give no assurances that any additional capital that it is able to obtain, if any, will be sufficient to meet its needs, or that any such financing will be obtainable on acceptable terms. If the Company is unable to obtain adequate capital, it could be forced to cease operations or substantially curtail is commercial activities. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities should the Company be unable to continue as a going concern.

During the first quarter of 2016, we sold 6,086,207 shares of common stock to Aspire Capital under the November 2015 agreement with them for aggregate gross proceeds to us of $2,153,583. As a result, no shares remain available for sale to Aspire Capital under this agreement. On May 25, 2016 we entered into a new common stock purchase agreement with Aspire Capital which provides that we may sell up to $10 million in common stock to Aspire Capital over the 30 month term of the agreement, none of which have been sold as of the date of filing this Quarterly Report with the SEC.  On August 4, 2016, we entered into a settlement agreement with Besins Healthcare which requires that Besins pay us a total of $1.76 million which we expect to receive on or about August 17, 2016. See Part II, Item 1 Legal Proceedings.

Our ability to continue as a going concern is dependent on our obtaining additional adequate capital to fund additional operating losses until we become profitable. If we are unable to obtain adequate capital, we could be forced to cease operations.

Cash Flows

As of June 30, 2016, we had cash and cash equivalents of $1,190,866.

Net Cash Flows from Operating Activities: Net cash used in operating activities was approximately $4.6 million, for the six months ended June 30, 2016, compared with approximately $6.5 million, including $274,000 cash used from discontinued operations for the six months ended June 30, 2015. We spent approximately $1.3 million in research and development for the six months ended, June 30, 2015, compared to approximately $339,000, for the same period in 2016, primarily from reductions in compensation, occupancy expenses, and outside consulting; the reduced spending in research and development from 2015 is offset by severance payments in 2016.

Net Cash Flows from Investing Activities: Net cash used in investing activities was approximately $5,000 for the six months ended June 30, 2016, compared with approximately $82,000  , including $124,000, from discontinued operations for the six months ended June 30, 2015. The decrease in 2016 for both periods was primarily attributable to the reduction in purchases of fixed asset equipment in 2016 as compared to 2015.

Net Cash Flows from Financing Activities: Net cash provided by financing activities was cash provided of approximately $2.1 million for the six months ended June 30, 2016, compared with approximatley $9.5 million for the six months ended June 30, 2015. The decrease is mainly attributed to lower prices at which we were able to sell our stock to Aspire in 2016 compared to stock and warrants in financing activities 2015.

Funding Requirements

We expect to incur ongoing operating losses for the foreseeable future as we continue to develop our planned therapeutic programs including related clinical studies and other programs in the pipeline. We expect that our existing resources together with the proceeds from the settlement with Besins will be sufficient to fund our planned operations for at least the next four to six months. In addition to our cash and cash equivalents at June 30, 2016 of approximately $1.2 million and anticipated proceeds of $1.76 million from the Besins settlement, we will be seeking to raise capital through sales of securities to third parties and existing stockholders. If we are unable to raise additional capital when needed, however, we could be forced to curtail or cease operations. Our future capital uses and requirements depend on the time and expenses needed to begin and continue clinical trials for our new drug developments.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers: Topic 606 (“ASU 2014-09”), to supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing GAAP including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 is effective for the Company in the first quarter of 2018 using either of two methods: (i) retrospective to each prior reporting period presented with the option to elect certain practical expedients as defined within ASU 2014-09; or (ii) retrospective with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application and providing certain additional disclosures as defined per ASU 2014-09. The Company is currently evaluating the impact of its pending adoption of ASU 2014-09 on its consolidated financial statements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2016, our principal executive officer and principal financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On February 14, 2014, the Court appointed plaintiffs Miko Levi, Bandar Almosa and Gregory Harrison (collectively, the “Levi Group”) as lead plaintiffs, and approved their selection of co-lead counsel and liaison counsel. The Court also amended the caption of the case to read In re Atossa Genetics, Inc. Securities Litigation. No. 2:13-cv-01836-RSM. An amended complaint was filed on April 15, 2014. The Company and other defendants filed motions to dismiss the amended complaint on May 30, 2014. On October 6, 2014 the Court granted defendants’ motion dismissing all claims against Atossa and all other defendants. On October 30, 2014, the Court entered a final order of dismissal. On November 3, 2014, plaintiffs filed a notice of appeal with the Court and have appealed the Court’s dismissal order to the U.S. Court of Appeals for the Ninth Circuit. On February 11, 2015, plaintiffs filed their opening appellate brief. Defendants filed an answering brief on April 13, 2015 and plaintiffs fileda reply brief in support of their appeal on May 18, 2015. A hearing for the appeal has not been set.

The Company believes this complaint is without merit and plan to defend ourselves vigorously; however failure to obtain a favorable resolution of the claims set forth in the complaint could have a material adverse effect on the Company’s business, results of operations and financial condition.  Currently, the amount of such material adverse effect cannot be reasonably estimated, and no provision or liability has been recorded for these claims as of June 30, 2016. The costs associated with defending and resolving the complaint and ultimate outcome cannot be predicted. These matters are subject to inherent uncertainties and the actual cost, as well as the distraction from the conduct of our business, will depend upon many unknown factors and management’s view of these may change in the future.

On January 28, 2016, the Company filed a complaint in the United States District Court for the District of Delaware captioned Atossa Genetics Inc. v. Besins Healthcare Luxembourg SARL, Case No. 1:16-cv-00045-UNA (the “Litigation”). The complaint asserts claims for breach of contract, breach of the implied covenant of good faith and fair dealing, and for declaratory relief against Defendant Besins Healthcare Luxembourg SARL (“Besins”). The complaint was served upon Besins on February 15, 2016. The Company’s claims arise from Besins’ breach of an Intellectual Property License Agreement dated May 14, 2015 (the “License Agreement”), under which Besins licensed to the Company the worldwide exclusive rights to develop and commercialize Afimoxifene Topical Gel, or AfTG, for the potential treatment and prevention of hyperplasia of the breast. The complaint seeks compensatory damages, a declaration of the parties’ rights and obligations under the License Agreement, and injunctive relief. On March 7, 2016, Besins filed its response to the Company’s complaint, generally denying liability for the Company’s claims and asserting counterclaims for breach of contract, fraud, negligent misrepresentation, and declaratory judgment. Besins seeks unspecified money damages and preliminary and permanent injunctive relief, among other forms of relief, for its counterclaims. The Company filed its answer to Besins’ counterclaims on March 31,, 2016, in which the Company disputed Besins’ allegations and denied that Besins is entitled to relief on its counterclaims. The litigation is presently awaiting a scheduling order from the court, after which the parties will commence discovery.

On August 4, 2016, Atossa and Besins agreed, pursuant to a Termination Agreement, to terminate the License Agreement, dismiss the Litigation, and settle all claims and counterclaims asserted in the Litigation.  Atossa and Besins have further agreed, pursuant to and as set forth in the Termination Agreement, that Besins will assume, and Atossa shall have no further rights to, all clinical, regulatory, manufacturing, and all other development and commercialization of 4-hydroxy tamoxifen and Afimoxifene Topical Gel (the “AfTG Program”). In consideration for Atossa’s comprehensive relinquishment of all rights granted in the License Agreement, termination of the License Agreement, cessation of all efforts to develop Afimoxifene Gel, delivery of all API manufactured to date, assignment of a Drug Master File, delivery to Besins of the work product Atossa has completed to date, and other consideration, Besins will reimburse Atossa for out-of-pocket expenses incurred by Atossa to pursue the AfTG Program and will make a termination payment in the total amount of $1,762,931.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period covered by this report, the Company sold in at-market transactions a total of 80,000 shares to Ensisheim Partners, LLC, which is owned by Drs. Steven Quay and Shu-Chih Chen, as summarized below. These transactions were exempt from registration under section 4(a)(2) of the Securities Act of 1933, as amended, as transactions by an issuer not involving any public offering .

	Number of shares issued	Price Per Share	Proceeds to the Company
January 19, 2016	50,000	$0.20	$9,950
February 16, 2016	15,000	0.53	7,935
March 9, 2016	15,000	0.37	5,535
Total	80,000		$24,420

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

ITEM 6. EXHIBITS

(a)	Exhibits

Incorporated by Reference Herein
Exhibit No.	Description	Form	Date
4.1	Registration Rights Agreement, dated May 25, 2016, between Atossa Genetics Inc. and Aspire Capital Fund, LLC	Current Report on Form 8-K, as Exhibit 4.1	May 27, 2016

10.1	Common Stock Purchase Agreement, dated May 25, 2016, between Atossa Genetics Inc. and Aspire Capital Fund, LLC	Current Report on Form 8-K, as Exhibit 10.1	May 27, 2016

10.2	Settlement and Termination of License Agreement between Besins Healthcare Luxembourg SARL and its Affiliates and Atossa Genetics Inc. dated August 4, 2016	Current Report on Form 8-K, as Exhibit 10.1	August 5, 2016

31.1	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of Steven C. Quay	Filed herewith

31.2	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of Kyle Guse	Filed herewith

32.1	Certification pursuant to 18 U.S.C. Section 1350 of Steven C. Quay	Filed herewith

32.2	Certification pursuant to 18 U.S.C. Section 1350 of Kyle Guse	Filed herewith

101	Interactive Data Files pursuant to Rule 405 of Regulation S-T	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 12, 2016

/s/ Steven C. Quay
President and Chief Executive Officer
(On behalf of the Registrant)

/s/ Kyle Guse
Kyle Guse
Chief Financial Officer, General Counsel and Secretary
(As Principal Financial and Accounting Officer)

