Form 10-Q/A
period 2016-03-31
ATOSSA GENETICS INC
filed 2017-03-21
CIK 1488039

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

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q (the “Amended Form 10-Q”) of Atossa Genetics Inc. (the “Company”) amends the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, filed with the Securities and Exchange Commission on May 5, 2016 (the “Original Form 10-Q”) to correct an inadvertent error in the weighted average shares outstanding in the financial statements for the three months ended March 31, 2016. The Company incorrectly stated the weighted average number of shares outstanding – basic and diluted for the three months ended March 31, 2016 as 31,511,623, rather than the correct number of 35,741,357. As a result, the following items in the original filing have been amended:

Part I, Item 1. Financial Statements, Condensed Consolidated Statements of Operations (unaudited);

Part I, Item 1. Notes to Condensed Consolidated Financial Statement (Unaudited), Note 10 - Net Loss Per Share; and

Part I, Item 4. Controls and Procedures.

In accordance with applicable generally accepted accounting principles, the Company has calculated and recognized adjustments accordingly. The following table shows the effect of the restatement on the Company’s financial statements for the three months ended March 31, 2016:

	For the Three Months Ended March 31, 2016
	Previously Reported	Restated
Weighted average common shares outstanding used to compute income (loss) per share, basic and diluted	31,511,623	35,741,357

Except as specifically noted above, this Form 10-Q/A does not modify or update the Original 10-Q or modify or update any related or other disclosures as originally filed, other than as required to reflect the effects of the amendment discussed above. Management has discussed these matters set forth above with the Company’s independent registered public accounting firm. On March 20, 2017, the Company’s Chief Financial Officer concluded that the financial statements and other financial data at and for the three months ended March 31, 2016, as reported in the Original Form 10-Q, should not be relied upon because of the error described above which has been corrected in the Amended Form 10-Q. Additionally, investors, analysts and other persons should not rely upon any press releases, investor presentations or other communications that relate to that information.

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

The accompanying notes are an integral part of these condensed consolidated financial statements

ATOSSA GENETICS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended March 31 ,
	2016 (as restated)	2015
Net revenue	-	-
Cost of revenue	-	-
Gross profit	-	-
Selling expenses	-	345,845
Research and development expenses	149,971	565,801
General and administrative expenses	2,177,569	2,361,026
Total operating expenses	2,327,540	3,272,672
Operating loss	(2,327,540)	(3,272,672)
Other expenses	-	(1,415)
Loss before income taxes	(2,327,540)	(3,274,087)
Income taxes	-	-
Loss from continuing operations	$(2,327,540)	$(3,274,087)
Loss from discontinued operations	-	(61,204)
Net loss	$(2,327,540)	$(3,335,291)
Loss per common share from continuing operations - basic and diluted	$(0.07)	$(0.13)
Loss per common share from discontinued operations- basic and diluted	-	-
Loss per common share - basic and diluted	$(0.07)	$(0.13)
Weighted average shares outstanding, basic and diluted	35,741,357	24,916,867

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

NOTE 10: NET LOSS PER SHARE (RESTATED)

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

Subsequent to issuance of the Company’s quarterly report on Form 10-Q for the three months ended March 31, 2016, filed with the SEC on May 5, 2016, the Company discovered an inadvertent error in the weighted average shares outstanding in the financial statements for the three months ended March 31, 2016. This error impacted only the weighted average shares outstanding.

The Company has calculated and recognized adjustments accordingly. The following table shows the effect of the restatement on the Company’s financial statements for the three months ended March 31, 2016:

	Three Months Ended March 31, 2016
	As Previously Reported	Restated
Weighted average common shares outstanding used to compute income (loss) per share, basic and diluted	31,511,623	35,741,357

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

ITEM 3. QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures when this report was first filed with the SEC on May 5, 2016, our principal executive officer and principal financial officer concluded that, as of March 31, 2016, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

Subsequent to that evaluation, in assessing the control deficiencies that contributed to the error correction described in the Explanatory Note to this Form 10-Q/A, our management concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report because of the material weakness in our internal control over financial reporting described below.

We identified a material weakness in that we did not design and maintain effective controls over the calculation of the weighted-average number of shares outstanding for the three months ended March 31, 2016 because the calculation of weighted average shares outstanding did not include the correct beginning balance as of January 1, 2016. The preparation and review of the weighted average share calculation was not performed at an appropriately detailed level to prevent or detect this error, which led to a material error in our calculation of the weighted average number of shares outstanding for the three months ended March 31, 2016. We incorrectly stated the weighted average number of shares outstanding – basic and diluted for the three months ended March 31, 2016 as 31,511,623, rather than the correct number of 35,741,357.

These amounts have been corrected in the Condensed Consolidated Statement of Operations for the three months ended March 31, 2016. Management’s remediation plan is to enhance the procedures performed to prepare and independently review the calculation of weighted average shares outstanding and income (loss) per share in future periods.

No other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 20, 2017

/s/ Steven C. Quay
Steven C. Quay
President and Chief Executive Officer
(On behalf of the Registrant)

/s/ Kyle Guse
Kyle Guse
Chief Financial Officer, General Counsel and Secretary
(As Principal Financial and Accounting Officer)