Form 10-Q/A
period 2016-06-30
ATOSSA GENETICS INC
filed 2017-03-21
CIK 1488039

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

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

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q (the “Amended Form 10-Q”) of Atossa Genetics Inc. (the “Company”) amends the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, filed with the Securities and Exchange Commission on August 12, 2016 (the “Original Form 10-Q”) to correct an inadvertent error in the weighted average shares outstanding in the financial statements for the three and six months ended June 30, 2016. The Company incorrectly stated the weighted average number of shares outstanding – basic and diluted for the three months ended June 30, 2016 as 34,550,826, rather than the correct number of 38,818,069, and for the six months ended June 30, 2016 as 33,058,066 rather than the correct number of 37,287,800. The Company also incorrectly stated the loss per common share – basic and diluted, for the three months ended June 30, 2016 as $(0.05) rather than the correct amount of $(0.04) and for the six months ended June 30, 2016 as $(0.12) rather than the correct amount of $(0.11). As a result, the following items in the original filing have been amended:

Part I, Item 1. Financial Statements, Condensed Consolidated Statements of Operations (unaudited);

Part I, Item 1. Financial Statements, Condensed Consolidated Statements of Operations (unaudited) Note 10 – Net Loss Per Share; and

Part I, Item 4. Controls and Procedures.

In accordance with applicable generally accepted accounting principles, the Company has calculated and recognized adjustments accordingly. The following table shows the effect of the restatement on the Company’s financial statements for the three and six months ended June 30, 2016:

	For the Three Months Ended June 30, 2016		For the Six Months Ended June 30, 2016
	Previously Reported	Restated	Previously Reported	Restated
Weighted average common shares outstanding used to compute income (loss) per share, basic and diluted	34,550,826	38,818,069	33,058,066	37,287,800
Loss per common share - basic and diluted	$(0.05)	$(0.04)	$(0.12)	$(0.11)

Except as specifically noted above, this Form 10-Q/A does not modify or update the Original 10-Q or modify or update any related or other disclosures as originally filed, other than as required to reflect the effects of the amendment discussed above. Management has discussed these matters set forth above with the Company’s independent registered public accounting firm. On March 20, 2017, the Company’s Chief Financial Officer concluded that the financial statements and other financial data at and for the three and six months ended June 30, 2016, as reported in the Original Form 10-Q, should not be relied upon because of the error described above which has been corrected in the Amended Form 10-Q. Additionally, investors, analysts and other persons should not rely upon any press releases, investor presentations or other communications that relate to that information.

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

The accompanying notes are an integral part of these condensed consolidated financial statements

ATOSSA GENETICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,		For The Six Months Ended June 30,
	2016 (as restated)	2015	2016 (as restated)	2015
Net revenue	$-	$-	$-	$-
Cost of revenue	-	-	-	-
Gross profit	-	-	-	-
Operating expenses:
Selling	-	343,322	-	689,168
Research and development	168,992	373,474	318,963	939,275
General and administrative	1,553,391	2,453,751	3,730,960	4,807,687
Total operating expenses	1,722,383	3,170,547	4,049,923	6,436,130
Operating loss	(1,722,383)	(3,170,547)	(4,049,923)	(6,436,130)
Other income (expense)	-	48,659	-	40,155
Loss before income taxes	(1,722,383)	(3,121,888)	(4,049,923)	(6,395,975)
Income taxes	-	-	-	-
Loss from continuing operations	(1,722,383)	(3,121,888)	(4,049,923)	(6,395,975)
Loss from discontinued operations	-	(23,438)	-	(84,642)
Net loss	$(1,722,383)	$(3,145,326)	$(4,049,923)	$(6,480,617)
Loss per common share - basic and diluted	$(0.04)	$(0.11)	$(0.11)	$(0.25)
Weighted average shares outstanding, basic & diluted	38,818,069	27,686,202	37,287,800	25,805,293

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

Subsequent to issuance of the Company’s quarterly report on Form 10-Q for the three and six months ended June 30, 2016, filed with the SEC on August 12, 2016, the Company discovered an inadvertent error in the weighted average shares outstanding in the financial statements for the three and six months ended June 30, 2016.

The Company has calculated and recognized adjustments accordingly. The following table shows the effect of the restatement on the Company’s financial statements for the three and six months ended June 30, 2016:

	Three Months Ended June 30, 2016		Six Months Ended June 30, 2016
	As Previously Reported	Restated	As Previously Reported	Restated
Weighted average common shares outstanding used to compute income (loss) per share, basic and diluted	34,550,826	38,818,069	33,058,066	37,287,800
Loss per common share - basic and diluted	$(0.05)	$(0.04)	$(0.12)	$(0.11)

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures when this report was first filed with the SEC on August 12, 2016, our principal executive officer and principal financial officer concluded that, as of June 30, 2016, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

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

We identified a material weakness in that we did not design and maintain effective controls over the calculation of the weighted-average number of shares outstanding and basic and diluted loss per share for the three and six months ended June 30, 2016 because the calculation of weighted average shares outstanding did not include the correct balance at January 1, 2016. The preparation and review of the weighted average share calculation was not performed at an appropriately detailed level to prevent or detect this error, which led to a material error in our calculation of the weighted average number of shares outstanding for the three and six months ended June 30, 2016 and the net loss per share for the three and six months ended June 30, 2016. We incorrectly stated the weighted average number of shares outstanding – basic and diluted for the three months ended June 30, 2016 as 34,550,826, rather than the correct number of 38,818,069, and for the six months ended June 30, 2016 as 33,058,066 rather than the correct number of 37,287,800. We also incorrectly stated the loss per common share – basic and diluted, for the three months ended June 30, 2016 as $(0.05) rather than $(0.04) and for the six months ended June 30, 2016 as $(0.12) rather than the correct amount of $(0.11).

These amounts have been corrected in the Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2016. Management’s remediation plan is to enhance the procedures performed to prepare and independently review the calculation of weighted average shares outstanding and loss per share in future periods.

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

