Form 10-Q/A
period 2016-09-30
ATOSSA GENETICS INC
filed 2017-03-21
CIK 1488039

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

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q (the “Amended Form 10-Q”) of Atossa Genetics Inc. (the “Company”) amends the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, filed with the Securities and Exchange Commission on November 14, 2016 (the “Original Form 10-Q”) to correct an inadvertent error in the weighted average shares outstanding in the financial statements for the three and nine months ended September 30, 2016. The Company incorrectly stated the weighted average number of shares outstanding – basic and diluted for the three months ended September 30, 2016 as 2,799,082, rather than the correct number of 3,024,393, and for the nine months ended September 30, 2016 as 2,240,869 rather than the correct number of 2,665,904. The Company also incorrectly stated the loss per common share from continuing operations - basic and diluted and loss per common share – basic and diluted, for the nine months ended September 30, 2016 as $(1.72) rather than the correct amount of $(1.44). As a result, the following items in the original filing have been amended:

Part I, Item 1. Financial Statements, Condensed Consolidated Statements of Operations (unaudited);

Part I, Item 1. Financial Statements, Condensed Consolidated Statements of Operations (unaudited) Note 10 – Net Loss Per shares; and

Part I, Item 4. Controls and Procedures.

In accordance with applicable generally accepted accounting principles, the Company has calculated and recognized adjustments accordingly. The following table shows the effect of the restatement on the Company’s financial statements for the three and nine months ended September 30, 2016:

	For the Three Months Ended September 30, 2016		For the Nine Months Ended September 30, 2016
	Previously Reported	Restated	Previously Reported	Restated
Weighted average common shares outstanding used to compute income (loss) per share, basic and diluted	2,799,082	3,024,393	2,240,869	2,665,904
Income (loss) per common share from continuing operations, basic and diluted	$0.07	$0.07	$(1.72)	$(1.44)

Except as specifically noted above, this Form 10-Q/A does not modify or update the Original 10-Q or modify or update any related or other disclosures as originally filed, other than as required to reflect the effects of the amendment discussed above. Management has discussed these matters set forth above with the Company’s independent registered public accounting firm. On March 20, 2017, the Company’s Chief Financial Officer concluded that the financial statements and other financial data at and for the three and nine months ended September 30, 2016, as reported in the Original Form 10-Q, should not be relied upon because of the error described above which has been corrected in the Amended Form 10-Q. Additionally, investors, analysts and other persons should not rely upon any press releases, investor presentations or other communications that relate to that information.

ATOSSA GENETICS INC.

FORM 10-Q

QUARTERLY REPORT

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ATOSSA GENETICS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,
	2016	December 31,
	(Unaudited)	2015
Assets
Current assets
Cash and cash equivalents	$4,388,177	$3,715,895
Restricted cash	55,000	275,000
Prepaid expense	120,751	193,293
Other current assets	-	110,663
Total current assets	4,563,928	4,294,851

Furniture and equipment, net	84,537	171,568
Intangible assets, net	1,401,899	1,700,565
Other assets	227,877	76,337
Total assets	$6,278,241	$6,243,321

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	$197,354	$814,448
Accrued expenses	12,480	463,676
Payroll liabilities	635,047	1,159,335
Other current liabilities	18,886	64,128
Total current liabilities	863,767	2,501,587

Commitments and contingencies (note 13)

Stockholders’ equity
Preferred stock - $.001 par value; 10,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock - $.015 par value; 75,000,000 shares authorized, 3,787,967 and 2,177,151 shares issued and outstanding	56,820	32,657
Additional paid-in capital	60,137,752	54,643,940
Accumulated deficit	(54,780,098)	(50,934,863)
Total stockholders’ equity	5,414,474	3,741,734

Total liabilities and stockholders’ equity	$6,278,241	$6,243,321

The accompanying notes are an integral part of these condensed consolidated financial statements

ATOSSA GENETICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016 (as restated)	2015	2016 (as restated)	2015
Net revenue	$-	$-	$-	$-
Operating expenses:
Selling	-	498,609	-	1,187,777
Research and development	85,000	948,961	403,963	1,888,236
General and administrative	1,473,435	2,395,089	5,040,939	7,208,508
Total operating expenses	1,558,435	3,842,659	5,444,902	10,284,521
Operating loss	(1,558,435)	(3,842,659)	(5,444,902)	(10,284,521)
Other income, net	1,763,124	69,350	1,599,667	116,108
Income (Loss) before income taxes	204,689	(3,773,309)	(3,845,235)	(10,168,413)
Income taxes	-	-	-	-
Income (Loss) from continuing operations	204,689	(3,773,309)	(3,845,235)	(10,168,413)
Loss from discontinued operations	-	(544,802)	-	(630,314)
Net income (loss)	$204,689	$(4,318,111)	$(3,845,235)	$(10,798,727)
Income (Loss) per common share from continuing operations - basic and diluted	$0.07	$(2.04)	$(1.44)	$(5.91)
Loss per common share from discontinued operations – basic and diluted	-	$(0.30)	-	$(0.37)
Weighted average shares outstanding, basic & diluted	3,024,393	1,845,747	2,665,904	1,720,353

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
	402,228

NOTE 10: NET LOSS PER SHARE (RESTATED)

The Company accounts for and discloses net loss per common share in accordance with FASB ASC Topic 260, Earnings Per Share. Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares that would have been outstanding during the period assuming the issuance of common shares for all potential dilutive common shares outstanding. Potential common shares consist of shares issuable upon the exercise of stock options and warrants. Because the inclusion of potential common shares would be anti-dilutive for all periods presented except for the three months ended September 30, 2016 when we reported net income per share, diluted net loss per common share is the same as basic net loss per common share for those periods. Diluted net income per share was the same as basic net income per share for the three months ended September 30, 2016 as the impact of potential common shares included in earnings per share was insignificant.

The following table sets forth the number of potential common shares excluded from the calculation of net loss per diluted share for the three months and nine months ended September 30, 2016 and 2015 because the effect of them would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Options to purchase common stock	-	287,494	414,177	287,494
Warrants to purchase common stock	-	642,962	402,228	642,962
Total	-	930,456	816,405	930,456

Subsequent to issuance of the Company’s quarterly report on Form 10-Q for the three and nine months ended September 30, 2016, filed with the SEC on November 14, 2016, the Company discovered an inadvertent error in the weighted average shares outstanding in the financial statements for the three and nine months ended September 30, 2016.

The Company has calculated and recognized adjustments accordingly. The following table shows the effect of the restatement on the Company’s financial statements for the three and nine months ended September 30, 2016:

	Three Months Ended September 30, 2016		Nine Months Ended September 30, 2016
	As Previously Reported	Restated	As Previously Reported	Restated
Weighted average common shares outstanding used to compute income (loss) per share, basic and diluted	2,799,082	3,024,393	2,240,869	2,665,904
Income (loss) per common share from continuing operations, basic and diluted	$0.07	$0.07	$(1.72)	$(1.44)

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures when this report was first filed with the SEC on November 14, 2016, our principal executive officer and principal financial officer concluded that, as of September 30, 2016, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

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

We identified a material weakness in that we did not design and maintain effective controls over the calculation of the weighted-average number of shares outstanding and basic and diluted income (loss) per share for the three and nine months September 30, 2016 because the calculation of weighted average shares outstanding did not include the shares of Common Stock we issued in August 2016. The preparation and review of the weighted average share calculation was not performed at an appropriately detailed level to prevent or detect this error, which led to a material error in our calculation of the weighted average number of shares outstanding for the three and nine months ended September 30, 2016 and the net loss per share for the nine months ended September 30, 2016. We incorrectly stated the weighted average number of shares outstanding – basic and diluted for the three months ended September 30, 2016 as 2,799,082, rather than the correct number of 3,024,393, and for the nine months ended September 30, 2016 as 2,240,869 rather than the correct number of 2,665,904. We also incorrectly stated the loss per common share from continuing operations - basic and diluted and loss per common share – basic and diluted, for the nine months ended September 30, 2016 as $(1.72) rather than the correct amount of $(1.44).

These amounts have been corrected in the Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2016. Management’s remediation plan is to enhance the procedures performed to prepare and independently review the calculation of weighted average shares outstanding and income (loss) per share in future periods.

No other change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

