Form 10-K/A
period 2016-12-31
ATOSSA GENETICS INC
filed 2017-03-21
CIK 1488039

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment no. 1)

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

The number of shares outstanding of the registrant's Common Stock, par value $0.015, as of March 20, 2017 was 3,786,913.

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K (the “Amended Form 10-K”) of Atossa Genetics Inc. (the “Company”) amends the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission on March 16, 2017 (the “Original Form 10-K”) to correct an inadvertent error in the weighted average shares outstanding in the financial statements for the year ended December 31, 2016. The Company incorrectly stated the weighted average number of shares outstanding – basic and diluted for the year ended December 31, 2016 as 2,277,775 rather than the correct number of 2,947,282. The Company also incorrectly stated the loss per common share from continuing operations - basic and diluted, and loss per common share – basic and diluted, for the year ended December 31, 2016 as $(2.80) rather than the correct amount of $(2.16). As a result, the following items in the original filing have been amended:

Part II, Item 9A. Controls and Procedures;

Part II, Item 15. Financial Statements, Consolidated Statements of Operations; and

Part II, Item 15. Notes to Consolidated Financial Statements, Note 11 – Net Loss Per Share

In accordance with applicable generally accepted accounting principles, the Company has calculated and recognized adjustments accordingly. The following table shows the effect of the restatement on the Company’s financial statements for the year ended December 31, 2016:

	Year Ended December 31, 2016
	As Previously Reported	Restated
Weighted average common shares outstanding used to compute net loss per share, basic and diluted	2,277,775	2,947,282
Net loss per share of common stock, basic and diluted:
Net loss per share from continuing operations	$(2.80)	$(2.16)
Net loss per share	$(2.80)	$(2.16)

Except as specifically noted above, this Form 10-K/A does not modify or update the Original 10-K or modify or update any related or other disclosures as originally filed, other than as required to reflect the effects of the amendment discussed above. Management has discussed the matters set forth above with the Company’s independent registered public accounting firm. On March 20, 2017, the Company’s Chief Financial Officer concluded that the financial statements and other financial data for the year ended December 31, 2016, as reported in the Original Form 10-K, should not be relied upon because of the error described above which has been corrected in the Amended Form 10-K. Additionally, investors, analysts and other persons should not rely upon any press releases, investor presentations or other communications that relate to that information.

ATOSSA GENETICS INC.
2016 FORM 10-K REPORT
TABLE OF CONTENTS

NOTE REGARDING FORWARD-LOOKING STATEMENTS

Statements made in this report on Form 10-K/A that are not statements of historical information are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have made these statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected or anticipated. Although we believe our assumptions underlying our forward-looking statements are reasonable as of the date of this report we cannot assure you that the forward-looking statements set out in this report will prove to be accurate. We typically identify these forward-looking statements by the use of forward-looking words such as “expect,” “potential,” “continue,” “may,” “will,” “should,” “could,” “would,” “seek,” “intend,” “plan,” “estimate,” “anticipate” or the negative version of those words or other comparable words. Forward-looking statements contained in this report include, but are not limited to, statements about:

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

CORPORATE INFORMATION

Our corporate website is located at www.atossagenetics.com. Information contained on, or that can be accessed through, our website is not a part of this report. We make available, free of charge through our website or upon written request, our Annual Reports on Form 10-K/A, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other periodic SEC reports, along with amendments to all of those reports, as soon as reasonably practicable after we file the reports with the SEC.

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

Our name and logo, Atossa, and Atossa Genetics (stylized) are our registered trademarks. ArgusCYTE is our registered service mark. This report also includes additional trademarks, trade names and service marks of third parties, which are the property of their respective owners. You are advised to read this Annual Report on Form 10-K/A in conjunction with other reports and documents that we file from time to time with the Securities and Exchange Commission (the “SEC”). In particular, please read our definitive proxy statement, which will be filed with the SEC in connection with our 2017 Annual Meeting of Stockholders, our Quarterly Reports on 10-Q and any Current Reports on Form 8-K that we may file from time to time. You may obtain copies of these reports after the date of this annual report from the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. In addition the SEC maintains information for electronic filers (including Atossa) at its website www.sec.gov. The public may obtain information regarding the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

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

Research and Development

Our pharmaceutical programs are in the research and development phase. Research and development costs are generally expensed as incurred. Our research and development expenses include, for example, manufacturing expenses for our drugs under development, expenses associated with clinical studies and associated salaries and benefits. Research and development expenses for the years ended December 31, 2016 and 2015 were $770,427 and $2,359,593, respectively.

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

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

At the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal accounting and financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation, our principal executive officer and our principal accounting and financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2016 because of material weaknesses in our internal control over financial reporting, described below in Management’s Report on Internal Control Over Financial Reporting.

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

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal accounting and financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was not effective as of December 31, 2016 due to the material weaknesses described below. Because we are a smaller reporting company, BDO USA LLP, our independent registered public accounting firm, is not required to attest to and or issue a report on the effectiveness of our internal control over financial reporting.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We have identified a material weakness in that we did not design and maintain effective controls over the preparation of the 2016 impairment analysis of the Acueity patents, primarily because we did not include potential income taxes in the discounted cash flow model we used to estimate the fair value of the Acueity patents at December 31, 2016. This resulted in an initial overstatement of the fair value of the Acueity patents at December 31, 2016 in the amount of $366,000 and an initial understatement of the 2016 impairment charge and net loss by the same amount. We corrected our estimate and the related accounts prior to the issuance of the consolidated financial statements contained in this Annual Report on Form 10-K/A. Management’s remediation plan is to use appropriate valuation methodologies in future analyses that may be required to determine the fair value of these intangible assets and to seek the assistance of outside valuation resources, if necessary, in performing such analyses.

We also identified a material weakness in that we did not design and maintain effective controls over the calculation of the weighted average number of shares outstanding and basic and diluted loss per share for the year ended December 31, 2016 because the calculation of weighted average shares outstanding did not include the shares of Common Stock we issued in August 2016. The preparation and review of the weighted average share calculation was not performed at an appropriately detailed level to prevent or detect this error, which led to a material error in our calculation of the weighted average number of shares outstanding and the net loss per share for the year ended December 31, 2016. This error resulted in an understatement of weighted average shares outstanding by 669,507 shares and an overstatement of loss per common share from continuing operations - basic and diluted, and loss per common share – basic and diluted, by $0.64. These amounts have been corrected in the Restated Consolidated Statement of Operations for the year ended December 31, 2016 and related Note 11: Net Loss Per Share. Management’s remediation plan is to enhance the procedures performed to prepare and independently review the calculation of weighted average shares outstanding and income (loss) per share in future periods.

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

No member of the Audit Committee is a professional accountant or auditor. The members’ functions are not intended to duplicate or to certify the activities of management and the independent registered public accounting firm. The Audit Committee serves a board-level oversight role in which it provides advice, counsel and direction to management and the auditors on the basis of the information it receives, discussions with management and the auditors, and the experience of the Audit Committee’s members in business, financial and accounting matters. The Audit Committee oversees the Company’s financial reporting process on behalf of the Board. The Company’s management has the primary responsibility for the financial statements and reporting process, including the Company’s system of internal controls. In fulfilling its oversight responsibilities, the Audit Committee reviewed with management the audited financial statements included in the Annual Report on Form 10-K/A for the fiscal year ended December 31, 2016. This review included a discussion of the quality and the acceptability of the Company’s financial reporting, including the nature and extent of disclosures in the financial statements and the accompanying notes. The Audit Committee also reviewed the progress and results of the testing of the design and effectiveness of its internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002. The Audit Committee also reviewed with the Company’s independent registered public accounting firm, which is responsible for expressing an opinion on the conformity of the audited financial statements with accounting principles generally accepted in the United States of America, their judgments as to the quality and the acceptability of the Company’s financial reporting and discussed with the independent auditors matters required to be discussed under Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 16. Communication with Audit Committees. The Audit Committee has received from the independent auditors the written disclosures regarding the auditor’s independence required by the PCAOB Rule 3526, Communications with Audit Committees Concerning Independence. The Audit Committee discussed with the independent registered public accounting firm their independence from management and the Company, including the matters required by the applicable rules of the Public Company Accounting Oversight Board.

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

In reliance on the reviews and discussions referred to above, the Audit Committee recommended to the Board of Directors that the Company’s audited financial statements should be included in the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2016.

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

Name	Fees Earned or Paid in Cash	Option Awards Dollar Amount(1)	Option Awards Number of Shares	Total
Shu-Chih Chen, Ph.D. (2)	$40,000	$25,811	10,101	$65,811
Stephen Galli, M.D.	$65,000	$27,657	12,065	$92,657
H. Lawrence Remmel, Esq. (3)	$—	$24,571	8,842	$24,571
Gregory L. Weaver	$70,000	$23,267	7,479	$93,267
Richard Steinhart	$70,000	$20,669	4,765	$90,669

(1)	The value of the awards has been computed in accordance with FASB ASC 718, excluding the effect of estimated forfeitures. Assumptions used in the calculations for these amounts are included in notes to our financial statements included in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2016.

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

ATOSSA GENETICS, INC.

67

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Atossa Genetics Inc.

Seattle, Washington

We have audited the accompanying consolidated balance sheets of Atossa Genetics Inc. (the “Company”) as of December 31, 2016 and 2015, and the related restated consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Atossa Genetics Inc. at December 31, 2016 and 2015, and the results of its operations (restated) and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

As discussed in Note 11 to the consolidated financial statements, the 2016 consolidated statement of operations has been restated to correct a misstatement of the weighted average shares outstanding and the basic and diluted loss per share for the year ended December 31, 2016.

/s/ BDO USA, LLP

Seattle, Washington

March 16, 2017 (except as to Note 11, which is as of March 20, 2017)

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

ATOSSA GENETICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2016 (as restated)	2015
Revenue
Product sales	$-	$1,758
Total revenue	-	1,758

Cost of revenue
Product sales	-	132,411
Total cost of revenue	-	132,411
Gross loss from operations	-	(130,653)

Selling expenses	-	1,421,409
Research and development expenses	770,427	2,359,593
General and administrative expenses	6,479,193	8,846,963
Impairment of intangible assets	718,970	-
Total operating expenses	7,968,590	12,627,965
Operating loss	(7,968,590)	(12,758,618)
Other income	1,599,705	431
Loss before income taxes	(6,368,885)	(12,758,187)
Income taxes	-	-
Loss from continuing operations	(6,368,885)	(12,758,187)
Loss from discontinued operations (including loss on disposal of $670,943 for the year ended December 31, 2015)	-	(3,002,136)
Net loss	$(6,368,885)	$(15,760,323)
Loss per common share from continuing operations - basic and diluted	$(2.16)	$(6.73)
Loss per common share from discontinued operations - basic and diluted	$-	$(1.58)
Loss per common share - basic and diluted	$(2.16)	$(8.31)
Weighted average shares outstanding, basic and diluted	2,947,282	1,895,168

The accompanying notes are an integral part of these consolidated financial statements.

ATOSSA GENETICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance at December 31, 2014	1,637,604	$24,564	$44,648,103	$(35,174,540)	$9,498,127

Issuance of common shares and warrants (net of issuance costs of $1,011,574)	539,547	8,093	9,101,181	-	9,109,274
Compensation cost for stock options granted to executives and employees	-	-	894,656	-	894,656
Net loss	-	-	-	(15,760,323)	(15,760,323)
Balance at December 31, 2015	2,177,151	$32,657	$54,643,940	$(50,934,863)	$3,741,734

Issuance of common shares (net of issuance costs of $356,214)	1,561,080	23,417	4,672,452	-	4,695,869
Issuance of common shares as commitment fees	49,736	746	197,777	-	198,523
Amortization of commitment shares	-	-	(42,864)		(42,864)
Settlement of fractional shares	(1,054)	(16)	(3,444)		(3,460)
Compensation cost for stock options granted to executives and employees	-	-	876,189	-	876,189
Net loss	-	-	-	(6,368,885)	(6,368,885)
Balance at December 31, 2016	3,786,913	$56,804	$60,344,050	$(57,303,748)	$3,097,106

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

NOTE 11: NET LOSS PER SHARE (RESTATED)

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

Subsequent to issuance of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission on March 16, 2017, the Company discovered an inadvertent error in the weighted average shares outstanding in the financial statements for the year ended December 31, 2016.

The Company has calculated and recognized adjustments accordingly. The following table shows the effect of the restatement on the Company’s financial statements for the year ended December 31, 2016:

	Year Ended December 31, 2016
	As Previously Reported	Restated
Weighted average common shares outstanding used to compute net loss per share, basic and diluted	2,277,775	2,947,282
Net loss per share of common stock, basic and diluted:
Net loss per share from continuing operations	$(2.80)	$(2.16)
Net loss per share	$(2.80)	$(2.16)

The following table sets forth the calculation of basic and diluted net loss per share for the years ended December 31, 2016 and 2015:

	Year Ended December 31,
	2016 (restated)	2015
Numerator
Net loss from continuing operations	$(6,368,885)	$(12,758,187)
Net loss from discontinued operations	-	(3,002,136)
Net Loss	$(6,368,885)	$(15,760,323)
Denominator
Weighted average common shares outstanding used to compute net loss per share, basic and diluted	2,947,282	1,895,168
Net loss per share of common stock, basic and diluted:
Net loss per share from continuing operations	$(2.16)	$(6.73)
Net loss per share from discontinued operations	-	(1.58)
Net loss per share	$(2.16)	$(8.31)

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

The Company has incurred net operating losses from inception. At December 31, 2016, the Company had domestic federal net operating loss carryforwards of approximately $48.2 million, which are available to reduce future taxable income. These federal net operating loss carryforwards, expire at various dates beginning in 2030 through 2037. The Company recorded a valuation allowance against all of its net deferred tax assets of approximately $18.3 million and $17.5 million as of December 31, 2016 and 2015, respectively, for a net increase of $0.8 million from 2015.

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

SIGNATURES

Pursuant to the requirements Section 13 or 15(d) of the Securities Exchange Act of 1934, the issuer, a corporation organized and existing under the laws of the State of Delaware, has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in the City of Seattle, State of Washington, on the 20th day of March, 2017.

Atossa Genetics Inc.

By:	/s/ Steven C. Quay
Steven C. Quay, M.D., Ph.D.
Chairman, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K/A has been signed by the following persons in the capacities and on the dates indicated

Signature	Office(s)	Date

/s/ Steven C. Quay	Chairman, Chief Executive	March 20, 2017
Steven C. Quay, M.D., Ph.D.	Officer and President
(Principal Executive Officer)

/s/ Kyle Guse	Chief Financial Officer, General Counsel and Secretary	March 20, 2017
Kyle Guse	(Principal Financial and
Accounting Officer)

*	Director	March 20, 2017
Richard I. Steinhart

*	Director	March 20, 2017
Shu-Chih Chen, Ph.D.

*	Director	March 20, 2017
Gregory Weaver

*	Director	March 20, 2017
Stephen J. Galli, M.D.

*	Director	March 20, 2017
H. Lawrence Remmel

* By:	/s/ Kyle Guse
Attorney-in-fact

EXHIBIT INDEX

Incorporated by Reference Herein
Exhibit No.	Description	Form	Date

1.1	Underwriting Agreement between the Company and Aegis Capital Corp., dated August 30, 2016	Current Report on Form 8-K, as Exhibit 1.1	September 2, 2016
3.1	Amended and Restated Certificate of Incorporation of Atossa Genetics Inc.	Registration Statement on Form S-1, as Exhibit 3.2	June 11, 2012

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Atossa Genetics Inc.	Current Report on Form 8-K, as Exhibit 4.1	August 26, 2016

3.3	Bylaws of Atossa Genetics Inc.	Registration Statement on Form S-1, as Exhibit 3.4	June 11, 2012

3.4	Amendment to Bylaws of Atossa Genetics Inc.	Current Report on Form 8-K, as Exhibit 3.1	December 20, 2012

3.5	Certificate of Designation, Preferences, and Rights of Series A Junior Participating Preferred Stock of Atossa Genetics, Inc.	Current Report on Form 8-K, as Exhibit 3.1	May 22, 2014

4.1	Specimen common stock certificate	Registration Statement on Form S-1, as Exhibit 4.1	May 21, 2012

4.2	Form of Warrant from 2011 private placement	Registration Statement on Form S-1, as Exhibit 4.2	October 4, 2012

4.3	Form of Placement Agent Warrant from 2011 private placement	Registration Statement on Form S-1, as Exhibit 4.3	October 4, 2012

4.4	Form of Warrant dated September 30, 2012	Registration Statement on Form S-1, as Exhibit 4.4	October 4, 2012

4.5	Registration Rights Agreement, dated as of May 25, 2016, by and between the Company and Aspire Capital Fund, LLC.	Current Report on Form 8-K, as Exhibit 4.1	May 27, 2016

4.6	Form of Warrant Agreement from January 2014 Public Offering	Current Report on Form 8-K, as Exhibit 4.1	January 20, 2014

4.7	Form of Warrant issued to Dawson James Securities Inc. in January 2014	Current Report on Form 8-K, as Exhibit 4.2	January 20, 2014

4.8	Rights Agreement dated as of May 19, 2014, by and between the Company and VStock Transfer LLC, as rights agent, which includes as Exhibit B the Form of Rights Certificate	Current Report on Form 8-K, as Exhibit 4.1	May 22, 2014

4.9	Form of Pre-Funded Warrant dated June 5, 2015	Current Report on Form 8-K, as Exhibit 4.1	June 10, 2015

10.1#	Restated and Amended Employment Agreement with Steven Quay	Registration Statement on Form S-1, as Exhibit 10.3	February 14, 2012

10.2#	Restated and Amended Employment Agreement with Shu-Chih Chen	Registration Statement on Form S-1, as Exhibit 10.4	February 14, 2012

10.3	Form of Indemnification Agreement	Registration Statement on Form S-1, as Exhibit 10.5	May 21, 2012

10.4#	Atossa Genetics Inc. 2010 Stock Option and Incentive Plan, as amended	Quarterly Report on Form 10-Q, as Exhibit 10.3	November 14, 2016

10.5#	Form of Incentive Stock Option Agreement	Registration Statement on Form S-1, as Exhibit 10.7	June 11, 2012

10.6#	Form of Non-Qualified Stock Option Agreement for Employees	Registration Statement on Form S-1, as Exhibit 10.8	June 11, 2012

10.7#	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors	Registration Statement on Form S-1, as Exhibit 10.9	June 11, 2012

10.8	Form of Subscription Agreement	Registration Statement on Form S-1, as Exhibit 10.10	February 14, 2012

10.9	Patent Assignment Agreement by and between the Company and Ensisheim Partners, LLC	Registration Statement on Form S-1, as Exhibit 10.12	April 6, 2012

10.10#	Form of Restricted Stock Award Agreement	Registration Statement on Form S-1, as Exhibit 10.13	June 11, 2012

10.11	Office Lease with Sander Properties, LLC, dated March 4, 2011	Registration Statement on Form S-1, as Exhibit 10.20	April 6, 2012

10.12	Office Lease with Sander Properties, LLC, dated July 8, 2011	Registration Statement on Form S-1, as Exhibit 10.21	April 6, 2012

10.13	Office Lease with Sander Properties, LLC, dated September 20, 2011	Registration Statement on Form S-1, as Exhibit 10.22	April 6, 2012

10.14	Sublease with Fred Hutchinson Cancer Research Center, dated December 9, 2011	Registration Statement on Form S-1, as Exhibit 10.23	April 6, 2012

10.15#	Amended and Restated Employment Agreement between the Company and Kyle Guse dated May 18, 2016	Current Report on Form 8-K, as Exhibit 10.1	May 20, 2016

10.16	OwnerChip Program Agreement dated September 1, 2013, between the National Reference Laboratory for Breast Health, Inc. and Affymetrix, Inc.	Quarterly Report on Form 10-Q, as Exhibit 10.1	November 12, 2013

10.17	Office space Lease dated July 18, 2013 between Alexandria (ARE) and the Company.	Annual Report on Form 10-K, as Exhibit 10.33	March 27, 2014

10.18	Common Stock Purchase Agreement, dated as of November 8, 2013, by and between the Company and Aspire Capital Fund, LLC.	Quarterly Report on Form 10-Q, as Exhibit 10.2	November 12, 2013

10.19	Common Stock Purchase Agreement, dated May 26, 2015, between Atossa Genetics Inc. and Aspire Capital Fund, LLC.	Current Report on Form 8-K, as Exhibit 10.1	May 26, 2015

10.20	Common Stock Purchase Agreement, between the Company and Aspire Capital Fund, LLC, dated as of November 11, 2015.	Quarterly Report on Form 10-Q, as Exhibit 10.1	November 12, 2015

10.21	Common Stock Purchase Agreement, between the Company and Aspire Capital Fund, LLC, dated as of May 25, 2016.	Current Report on Form 8-K, as Exhibit 10.1	May 27, 2016

10.22	Lab and Office space Lease Agreement dated March 24, 2014 between Alexandria (ARE) and the Company.	Annual Report on Form 10-K, as Exhibit 10.33	March 27, 2014

10.23#	Offer Letter Agreement with Peter Carbonaro dated May 23, 2013.	Quarterly Report on Form 10-Q, as Exhibit 10.1	May 14, 2014

10.24#	Offer Letter Agreement with Chris Destro dated May 23, 2013.	Quarterly Report on Form 10-Q, as Exhibit 10.2	May 14, 2014

10.25	Severance Agreement and General Release by and between Christopher Destro and Atossa Genetics Inc. Destro executed April 14, 2015.	Current Report on Form 8-K/A, as Exhibit 10.1	April 17, 2015

10.26	Office Space Assignment and Assumption of Lease and Consent to Assignment dated August 8, 2014 between Legacy Group, Inc. and the Company.	Quarterly Report on Form 10-Q, as Exhibit 10.1	August 12, 2014

10.27#	Offer Letter Agreement dated May 23, 2014 between the Company and John Sawyer	Annual Report on Form 10-K, as Exhibit 10.30	March 30, 2015

10.28	Form of Subscription Agreement dated June 5, 2015	Current Report on Form 8-K, as Exhibit 10.2	June 10, 2015

10.29	Placement Agent Agreement, dated June 5, 2015, among Atossa Genetics Inc., Roth Capital Partners, LLC and Dawson James Securities, Inc.	Current Report on Form 8-K, as Exhibit 10.1	June 10, 2015

10.30	Intellectual Property License Agreement between Atossa Genetics Inc. and Besins Healthcare Luxembourg SARL, dated May 14, 2015.	Current Report on Form 8-K, as Exhibit 10.1	May 18, 2015

10.31	Settlement and Termination of License Agreement between Besins Healthcare Luxembourg SARL and its Affiliates and Atossa Genetics, Inc. dated August 4, 2016.	Current Report on Form 8-K, as Exhibit 10.1	August 5, 2016

10.32	Stock Purchase Agreement by and among the Company, the National Reference Laboratory for Breast Health, Inc. and NRL Investment Group, LLC, dated December 16, 2015.	Current Report on Form 8-K, as Exhibit 10.1	December 16, 2015

10.33	Office space Lease Agreement dated October 1, 2015 between Hughes-Northwest and the Company.	Annual Report on Form 10-K, as Exhibit 10.35	March 30, 2016

22.1	List of Subsidiaries	Filed herewith

23.1	Consent of BDO USA LLP	Filed herewith

24.1	Powers of Attorney	Previously filed on Form 10-K	March 16, 2017

31.1	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of Steven C. Quay	Filed herewith

31.2	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of Kyle Guse	Filed herewith

32.1	Certification pursuant to 18 U.S.C. Section 1350 of Steven C. Quay	Filed herewith

32.2	Certification pursuant to 18 U.S.C. Section 1350 of Kyle Guse	Filed herewith

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

#	Indicates management contract or compensatory plan, contract or agreement.
††	Schedules and exhibits omitted pursuant to Item 601 of Regulation S-K.

