Form 10-Q
period 2017-03-31
ATOSSA GENETICS INC
filed 2017-05-11
CIK 1488039

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

The number of shares of the registrant’s common stock, $0.015 par value per share, outstanding at May 10, 2017 was 7,412,912.

ATOSSA GENETICS INC.

FORM 10-Q

QUARTERLY REPORT

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ATOSSA GENETICS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
	2017	2016
Assets
Current assets
Cash and cash equivalents	$1,167,011	$3,027,962
Restricted cash	55,000	55,000
Prepaid expense	294,831	171,601
Total current assets	1,516,842	3,254,563

Furniture and equipment, net	27,761	55,119
Intangible assets, net	610,013	640,440
Other assets	148,566	194,250
Total assets	$2,303,182	$4,144,372

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	$386,877	$254,320
Accrued expenses	34,610	16,964
Payroll liabilities	330,889	769,899
Other current liabilities	22,401	6,083
Total current liabilities	774,777	1,047,266

Commitments and contingencies (note 12)

Stockholders’ equity
Preferred stock - $.001 par value; 10,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock - $.015 par value; 75,000,000 shares authorized, 3,786,913 shares issued and outstanding	56,804	56,804
Additional paid-in capital	60,478,903	60,344,050
Accumulated deficit	(59,007,302)	(57,303,748)
Total stockholders’ equity	1,528,405	3,097,106

Total liabilities and stockholders’ equity	$2,303,182	$4,144,372

The accompanying notes are an integral part of these condensed consolidated financial statements.

ATOSSA GENETICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31,
	2017	2016
Operating expenses:
Research and development	$544,302	$149,971
General and administrative	1,142,544	2,177,569
Total operating expenses	1,686,846	2,327,540
Operating loss	(1,686,846)	(2,327,540)
Other expense, net	(16,708)	-
Loss before income taxes	(1,703,554)	(2,327,540)
Income taxes	-	-
Loss from operations	(1,703,554)	(2,327,540)
Net loss	$(1,703,554)	$(2,327,540)
Loss per common share - basic and diluted	$(0.45)	$(0.98)
Weighted average shares outstanding, basic and diluted	3,786,913	2,382,757

The accompanying notes are an integral part of these condensed consolidated financial statements.

ATOSSA GENETICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,703,554)	$(2,327,540)
Compensation cost for stock options granted	154,707	192,457
Loss on disposal of assets	17,695	163,333
Depreciation and amortization	40,087	75,729
Changes in operating assets and liabilities:
Prepaid expenses	(123,230)	(34,643)
Other assets	25,834	110,662
Accounts payable	132,557	(385,396)
Payroll liabilities	(439,010)	(434,401)
Accrued expenses	17,646	(294,675)
Other current liabilities	16,317	(60,281)
Net cash used in operating activities	(1,860,951)	(2,994,755)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of furniture and equipment	-	(5,020)
Net cash used in investing activities	-	(5,020)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from issuance of common stock and warrants	-	2,166,537
Net cash provided by financing activities	-	2,166,537

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,860,951)	(833,238)
CASH AND CASH EQUIVALENTS, BEGINNING BALANCE	3,027,962	3,715,895
CASH AND CASH EQUIVALENTS, ENDING BALANCE	$1,167,011	$2,882,657

NONCASH FINANCING ACTIVITIES:
Amortization of deferred financing costs	$19,852	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

ATOSSA GENETICS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1: NATURE OF OPERATIONS

Atossa Genetics Inc. (the “Company”) was incorporated on April 30, 2009 in the State of Delaware. The Company was formed to develop and market medical devices, laboratory tests and therapeutics to address breast health conditions. The Company’s fiscal year ends on December 31. The Company is focused on development of its pharmaceutical programs.

NOTE 2: GOING CONCERN

The Company’s consolidated financial statements are prepared using Generally Accepted Accounting Principles in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses and negative operating cash flows since inception. For the three months ended March 31 2017, the Company recorded a net loss of approximately $1.7 million and used approximately $1.9 million of cash in operating activities. As of March 31, 2017, the Company had approximately $1.2 million in cash and cash equivalents and working capital of approximately $0.7 million. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. The Company can give no assurances that any additional capital that it is able to obtain, if any, will be sufficient to meet its needs, or that any such capital will be obtained on acceptable terms. If the Company is unable to obtain adequate capital, it could be forced to cease operations or substantially curtail its activities. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities should the Company be unable to continue as a going concern.

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

On March 28, 2017, the Company entered into an underwriting agreement with Aegis Capital Corp. relating to a public offering which closed on April 3, 2017. The offering generated gross proceeds to the Company of approximately $4.4 million and net proceeds of $3.9 million after deducting underwriting discounts and commission and other estimated offering expenses payable by the Company. We expect that our existing resources will be sufficient to fund our planned operations for at least the next six months; however, additional capital resources will be needed to fund operations for the next twelve months.

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

Recently Issued Accounting Pronouncements:

In February 2016, Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Lease Accounting Topic 842. This ASU requires a lessee to recognize lease assets and liabilities on the balance sheet for all arrangements with terms longer than 12 months. The new standard applies a right-of-use (ROU) model that requires a lessee to record, for all leases with a lease term of more than 12 months, an asset representing its right to use the underlying asset for the lease term and a liability to make lease payments. The lease term is the non-cancellable period of the lease, and includes both periods covered by an option to extend the lease, if the lessee is reasonably certain to exercise that option, and periods covered by an option to terminate the lease, if the lessee is reasonably certain not to exercise that termination option. For leases with a lease term of 12 months or less, a practical expedient is available whereby a lessee may elect, by class of underlying asset, not to recognize an ROU asset or lease liability. A lessee making this accounting policy election would recognize lease expense over the term of the lease, generally in a straight-line pattern. The lessor accounting remains largely consistent with existing U.S. GAAP. The new standard takes effect in 2019 for public business entities and 2020 for all other entities. The Company has not adopted the provisions of ASU No. 2016-02. The Company is currently evaluating the impact of adopting ASU 2016-02 on its consolidated financial statements.

In April 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation, simplifying the accounting for share-based payment transactions including the income tax consequences, classification of awards as either equity or liabilities and classification on the statements of cash flows. Under the new standard, all excess tax benefits and tax deficiencies (including tax benefits of dividends on share-based payment awards) should be recognized as income tax expense or benefit on the statements of income. Management adopted ASU No. 2016-09 effective January 1, 2017. As a result of the adoption of this guidance, management made an accounting policy election to recognize the effect of forfeitures in compensation cost when they occur. There was an immaterial impact on results of operations and financial position and no impact on cash flows at adoption.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows, amending the presentation of restricted cash within the statement of cash flows. The new guidance requires that restricted cash be included within cash and cash equivalents on the statement of cash flows. The ASU is effective retrospectively for reporting periods beginning after December 15, 2017, with early adoption permitted. The Company has not yet adopted the provisions of ASU No. 2016-18.

NOTE 4: PREPAID EXPENSES

Prepaid expenses consisted of the following:

	March 31, 2017	December 31, 2016
Prepaid insurance	140,222	121,333
Trade show	-	20,000
Retainer and security deposits	14,218	14,218
Financial exchange fees	31,500	-
Prepaid stock issuance costs	86,623	-
Other	22,268	16,050
Total prepaid expenses	$294,831	$171,601

NOTE 5: FURNITURE AND EQUIPMENT

Furniture and equipment consisted of the following:

	March 31, 2017	December 31, 2016
Furniture and equipment	$170,916	$210,528
Less: Accumulated depreciation	(143,155)	(155,409)
Total furniture and equipment, net	$27,761	$55,119

Depreciation expense for the three months ended March 31, 2017 and 2016 was $9,662 and $26,619, respectively.

NOTE 6: INTANGIBLE ASSETS

Intangible assets consisted of the following:

	March 31,	December 31,
	2017	2016
Patents	$639,000	$639,000
Software	113,540	113,540
Total intangible assets	752,540	752,540
Less: Accumulated amortization	(142,527)	(112,100)
Total intangible assets, net	$610,013	$640,440

Software amounted to $113,540 as of March 31, 2017 and December 31, 2016. The amortization period for the purchased software is 3 years. Amortization expense related to software for the three months ended March 31, 2017 and 2016 was $12,855 and $7,857, respectively.

Patents amounted to $639,000 as of March 31, 2017 and December 31, 2016, and mainly consisted of patents acquired from Acueity on September 30, 2012 in an asset purchase transaction. Patent assets are amortized based on their determined useful life, and tested annually for impairment. The amortization period was from 7 to 12 years. Amortization expense related to patents was $17,572 and $37,253 for the three months ended March 31, 2017 and 2016, respectively.

Future estimated amortization expenses as of March 31, 2017 for the five succeeding years is as follows:

For the three months ending March 31, 2017,	Amounts
2017 (includes the remainder of the year)	$72,612
2018	73,433
2019	70,285
2020	70,285
2021	70,285
Thereafter	253,113
$610,013

NOTE 7: PAYROLL LIABILITIES

Payroll liabilities consisted of the following:

	March 31, 2017	December 31, 2016
Accrued bonus payable	$136,008	$609,337
Accrued vacation	130,906	94,514
Accrued payroll liabilities	63,975	66,048
Total payroll liabilities	$330,889	$769,899

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

2016 Issuances of Additional Shares to Aspire Capital

On November 11, 2015, we terminated the prior agreement with Aspire Capital Fund, LLC (“Aspire Capital”) and entered into a new common stock purchase agreement. Concurrently with entering into the new purchase agreement, we also entered into a registration rights agreement with Aspire Capital in which we agreed to register 405,747 shares of our common stock.

During the first quarter of 2016, we sold a total of 405,747 shares of common stock to Aspire Capital Fund LLC under the stock purchase agreement dated November 11, 2015 with aggregate gross proceeds to the Company of $2,177,083, or net proceeds of $2,133,973 after deducting costs of the offering.

On May 25, 2016, the Company terminated the November 11, 2015 stock purchase agreement with Aspire Capital and entered into a new common stock purchase agreement with Aspire Capital which provided that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $10.0 million of shares of our common stock over the 30-month term of the purchase agreement, subject to the terms and conditions set forth therein. Concurrently with entering into the purchase agreement, the Company also entered into a registration rights agreement with Aspire Capital, in which the Company agreed to file one or more registration statements, as permissible and necessary to register under the Securities Act of 1933, registering the sale of the shares of our common stock that have been and may be issued to Aspire Capital under the purchase agreement. As part of the stock purchase agreement we issued 49,736 common shares as a commitment fee. The value of the common shares issued as a commitment fee of $198,523 have been reflected as an addition to common stock of $746 and $197,777 in additional paid in capital which will be amortized over the life of the stock purchase agreement. As of the date of filing this Quarterly Report with the SEC no shares of stock have been sold to Aspire Capital under the May 25, 2016 purchase agreement. In connection with our public offering that closed on April 3, 2017, we agreed not to utilize the financing arrangement with Aspire Capital until June 2, 2017.

2016 Public Offering of Common Stock

In August 2016, the Company completed an underwritten public offering of 1,150,000 shares of common stock at a price per share of $2.50, with gross proceeds of $2,875,000 to the Company, or proceeds of $2,561,896 after deducting underwriter discounts, commissions, non-accountable expense allowance and expense reimbursement.

Outstanding Warrants

As of March 31, 2017, warrants to purchase 402,228 shares of common stock were outstanding including:

	Outstanding Warrants to Purchase Shares	Exercise Price	Expiration Date

2011 private placement	283,470	$18.75 - 24.00	May 8, 2018
Acueity warrants	21,667	75.00	September 30, 2017
2014 public offering	77,790	45.00	January 29, 2019
Placement agent fees for Company’s offerings	16,135	31.80 – 186.45	March - November, 2018
Outside consulting	3,166	$63.60	January 14, 2018
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

The following table sets forth the number of potential common shares excluded from the calculation of net loss per diluted share for the three months ended March 31, 2017 and 2016 because the effect of them would be anti-dilutive:

	Three Months Ended March 31,
	2017	2016
Options to purchase common stock	361,676	213,448
Warrants to purchase common stock	402,228	402,228
Total	782,985	615,676

NOTE 10: INCOME TAXES

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

As a result of the Company’s cumulative losses, management has concluded that a full valuation allowance against the Company’s net deferred tax assets is appropriate. No income tax liabilities existed as of March 31, 2017 and December 31, 2016 due to the Company’s continuing operating losses.

NOTE 11: CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At March 31, 2017 and December 31, 2016, the Company had $917,011 and $2,777,962 in excess of the FDIC insured limit, respectively.

NOTE 12: COMMITMENTS AND CONTINGENCIES

Lease Commitments

The future minimum lease payments due subsequent to March 31, 2017 under all non-cancelable operating and capital leases for the next five years are as follows:

Year Ending December 31,	Operating Leases Amount
2017 (remainder of year)	$12,325
Total minimum lease payments	$12,325

The total rent expense for the three months ended March 31, 2017 and 2016 was $12,314 and $78,600, respectively. Rent expense was included in general and administrative expenses for both years.

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

On February 14, 2014, the Court appointed plaintiffs Miko Levi, Bandar Almosa and Gregory Harrison (collectively, the “Levi Group”) as lead plaintiffs, and approved their selection of co-lead counsel and liaison counsel. The Court also amended the caption of the case to read In re Atossa Genetics, Inc. Securities Litigation No. 2:13-cv-01836-RSM. An amended complaint was filed on April 15, 2014. The Company and other defendants filed motions to dismiss the amended complaint on May 30, 2014. The plaintiffs filed briefs in opposition to these motions on July 11, 2014. The Company replied to the opposition brief on August 11, 2014. On October 6, 2014 the Court granted defendants’ motion dismissing all claims against Atossa and all other defendants. The Court’s order provided plaintiffs with a deadline of October 26, 2014 to file a motion for leave to amend their complaint and the plaintiffs did not file such a motion by that date. On October 30, 2014, the Court entered a final order of dismissal. On November 3, 2014, plaintiffs filed a notice of appeal with the Court and have appealed the Court’s dismissal order to the U.S. Court of Appeals for the Ninth Circuit. The appeal is fully-briefed and oral argument is scheduled for May 18, 2017.

The Company believes this lawsuit is without merit and plans to defend itself vigorously; however, failure by the Company to obtain a favorable resolution of the claims set forth in the complaint could have a material adverse effect on the Company’s business, results of operations and financial condition. Currently, the amount of such material adverse effect cannot be reasonably estimated, and no provision or liability has been recorded for these claims as of March 31, 2017. The costs associated with defending and resolving the lawsuit and ultimate outcome cannot be predicted. These matters are subject to inherent uncertainties and the actual cost, as well as the distraction from the conduct of the Company’s business, will depend upon many unknown factors and management’s view of these may change in the future.

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

The following table presents the automatic additions to the 2010 Plan since inception pursuant to the “evergreen” terms of the 2010 Plan:

January 1,	Number of shares
2012	30,018
2013	34,452
2014	49,532
2015	65,557
2016	220,419
2017	151,477
Total additional shares	551,455

The Company granted 5,000 additional options to purchase shares of common stock to a scientific advisor during the three months ended March 31, 2017. No options were exercised during the three months ended March 31, 2017.  There are 311,779 shares available for grant under the 2010 Plan as of March 31, 2017.

Compensation costs associated with the Company’s stock options are recognized, based on the grant-date fair values of these options, over the requisite service period, or vesting period. Accordingly, the Company recognized stock based compensation expense of $154,707 and $192,457 for the three months ended March 31, 2017 and 2016, respectively.

Options issued and outstanding as of March 31, 2017 and their activities during the three months then ended are as follows:

	Number of Underlying Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Contractual Life Remaining in Years	Aggregate Intrinsic Value
Outstanding as of January 1, 2017	378,924	$26.25		$-
Granted	5,000	1.35		-
Forfeited	(3,167)	15.00		-
Expired	(19,081)	25.05
Outstanding as of March 31, 2017	361,676	21.45	8.10	$-
Exercisable as of March 31, 2017	200,371	31.65	7.52	$-
Vested and expected to vest	361,676	$21.45	8.10	$-

At March 31, 2017, there were 161,305 unvested options outstanding and the related unrecognized total compensation cost associated with these options was approximately $876,000. This expense is expected to be recognized over a weighted-average period of 1.62 years.

NOTE 14: SUBSEQUENT EVENTS

On March 28, 2017, the Company entered into an underwriting agreement with Aegis Capital Corp. relating to a public offering which closed on April 3, 2017. The offering generated gross proceeds to the Company of approximately $4.4 million and net proceeds of $3.9 million after deducting underwriting discounts and commission and other estimated offering expenses payable by the Company.

The offering included 664,000 Class A Units at a public offering price of $0.75 per Class A Unit, which consisted of 664,000 shares of common stock and warrants to purchase 664,000 shares of common stock. The offering also included 3,502 Class B Units at a public offering price of $1,000 per Class B Unit, which consisted of 3,502 shares of Series A convertible preferred stock convertible into a total of 4,669,333 shares of common stock and warrants to purchase 4,669,333 shares of common stock. In addition, the underwriter exercised the over-allotment to purchase an additional 530,000 shares of common stock and warrants to purchase 530,000 shares of common stock, which are included in the estimated gross proceeds of $4.4 million. The warrants have a per share exercise price of $0.9375, are exercisable immediately and will expire five years from the date of issuance.

On May 9, 2017, the stockholders approved an additional 1,500,000 shares for issuance under the 2010 Plan.

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

Forward-Looking Statements

This report contains, in addition to historical information, certain information, assumptions and discussions that may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have made these statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected or anticipated. Although we believe our assumptions underlying our forward-looking statements are reasonable as of the date of this report, we cannot assure you that the forward-looking statements set out in this report will prove to be accurate. We typically identify these forward-looking statements by the use of forward-looking words such as “expect,” “potential,” “continue,” “may,” “will,” “should,” “could,” “would,” “seek,” “intend,” “plan,” “estimate,” “anticipate” or the negative version of those words or other comparable words. Forward-looking statements contained in this report include, but are not limited to, statements about:

·	whether we can obtain approval from the U.S. Food and Drug Administration, or FDA, and foreign regulatory bodies, to sell, market and distribute our therapeutics and devices under development;

·	our ability to successfully complete clinical trials of our pharmaceutical candidates under development, including endoxifen and our intraductal microcatheters to administer therapeutics, including our study using fulvestrant;

·	the success, cost and timing of our product and drug development activities and clinical trials, including whether the ongoing clinical study using our intraductal microcatheters to administer fulvestrant will enroll a sufficient number of subjects or be completed in a timely fashion or at all;

·	our ability to contract with third-party suppliers, manufacturers and service providers, including clinical research organizations, and their ability to perform adequately;

·	our ability to successfully develop and commercialize new therapeutics currently in development or that we might identify in the future and in the time frames currently expected;

·	our ability to successfully defend ongoing litigation, including the November 3, 2014 appeal of a dismissal of a securities class action law suit filed against us, and other similar complaints that may be brought in the future, in a timely manner and within the coverage, scope and limits of our insurance policies;

·	our ability to establish and maintain intellectual property rights covering our products;

·	our expectations regarding, and our ability to satisfy, federal, state and foreign regulatory requirements;

·	the accuracy of our estimates of the size and characteristics of the markets that our products and services may address;

·	our expectations as to future financial performance, expense levels and capital sources;

·	our ability to attract and retain key personnel; and

·	our ability to raise capital, including our ability to sell shares of common stock to Aspire Capital under the terms of the May 25, 2016 common stock purchase agreement with Aspire Capital.

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

Company Overview

We are a clinical-stage pharmaceutical company focused on the development of novel therapeutics and delivery methods for the treatment of breast cancer and other breast conditions. Our leading program uses our patented intraductal microcatheters which deliver pharmaceuticals through the breast ducts. We initiated a Phase 2 clinical study in March 2016 using our microcatheters to deliver fulvestrant as a potential treatment of ductal carcinoma in-situ, or DCIS, and breast cancer. This study is being conducted by Montefiore Medical Center.

Our second development program is for endoxifen, which we believe could be a potential treatment for a variety of conditions, including for post-breast cancer therapy, preventive therapy as well as a potential therapy for breast density and other breast health conditions. Endoxifen is an active metabolite of tamoxifen, which is an FDA approved drug given to breast cancer patients to prevent recurrence as well as the occurrence of new breast cancer. Within the endoxifen program, our initial pharmaceutical under development is oral endoxifen for breast cancer patients who are refractory, or resistant, to tamoxifen. Certain research indicates that low endoxifen levels in breast cancer patients taking oral tamoxifen may be correlated with a higher risk of recurrence as compared to patients with adequate endoxifen levels. We estimate that up to 50% of the one million women eligible to take tamoxifen in the United States each year are refractory, meaning that they have inadequate endoxifen levels (for any number of reasons including low levels of a liver enzyme) and they have an increased risk for breast cancer recurrence.

On March 23, 2017, we opened an endoxifen Phase 1 dose-escalation clinical study. We have received two positive interim safety determinations allowing us to proceed with all three cohorts in the topical portion of the endoxifen study. We anticipate completing enrollment in the fulvestrant microcatheter study by August 2017.

Our common stock is currently quoted on The NASDAQ Capital Market under the symbol “ATOS.”

Summary of Our Clinical-Stage Programs Under Development

Delivery of Therapeutics via our Microcatheters

We believe our patented intraductal microcatheters may be useful in delivering a number of therapeutics to the ducts in the breast, the site of the majority of early breast cancers. Doing so is intended to provide a therapeutic directly to the breast tissue while at the same time reducing the delivery of the drug to healthy tissue. We must obtain FDA or other regulatory health authority approval of any drug delivered via our intraductal microcatheters devices, which will require expensive and time-consuming studies. For example, we must complete clinical studies to demonstrate the safety and tolerability of fulvestrant using our delivery method. We may not be successful in completing these studies and obtaining FDA or other regulatory health authority approval.

According to The American Cancer Society, breast cancer is the most common cancer in American women, other than skin cancer. The American Cancer Society estimates that in 2017 there will be 252,710 new cases of breast cancer in women in the United States, in addition to 63,410 cases of carcinoma in situ. They also estimate that 40,610 women will die from breast cancer in the United States in 2017.

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

The initial drug we are studying using our microcatheters for intraductal delivery is fulvestrant. Fulvestrant is FDA-approved for metastatic breast cancer. It is administered as a monthly injection of two shots, typically into the buttocks. In 2012, a published study documented that the single dose cost of intramuscular fulvestrant was approximately $12,000.

We own several pending patent applications directed to the treatment of breast conditions, including cancer, by the intraductal administration of therapeutics including fulvestrant, and one issued patent directed to the intraductal treatment of breast conditions following a diagnosis of breast conditions using ductal fluid.

We do not yet have the FDA’s input, but based on our preliminary analysis, subject to FDA feedback, we believe that the intraductal fulvestrant program could qualify for designation under the 505(b)(2) status. This would allow us to file with only clinical data and without having to perform additional, significant clinical or pre-clinical studies. As a result, the path to market could be both faster and less expensive than a standard new drug application program.

To support this development program, we have successfully produced microcatheters for the fulvestrant Phase 2 clinical trial. The FDA has also issued a “Safe to Proceed” letter for our first Investigational New Drug application (an “IND”) for the Phase 2 study and the institutional review board approval has also been received.

In March 2016, we opened enrollment in the fulvestrant microcatheter study, which was initially being conducted by The Columbia University Medical Center Breast Cancer Program. The principal investigator for this study transferred from Columbia to Montefiore Medical Center in January 2017, and as a result we have transferred the study to Montefiore Medical Center. We have received approval from the Institutional Review Board associated with Montefiore and we expect to complete enrollment in the study by August 2017.

The study includes women with DCIS or invasive breast cancer slated for mastectomy or lumpectomy. This study will assess the safety, tolerability and distribution of fulvestrant when delivered directly into breast milk ducts of these patients compared to those who receive the same product intramuscularly. The secondary objective of the study is to determine if there are changes in the expression of Ki67 as well as estrogen and progesterone receptors between a pre-fulvestrant biopsy and post-fulvestrant surgical specimen. Digital breast imaging before and after drug administration in both groups will also be performed to determine the effect of fulvestrant on any lesions as well as breast density of the participant. Six study participants will receive the standard intramuscular fulvestrant dose of 500 mg to establish the reference drug distribution, and 24 participants will receive fulvestrant by intraductal instillation utilizing our microcatheter device. The total dose administered via our microcatheters will not exceed 500 mg.

The study was presented at the CTRC-AARC San Antonio Breast Cancer Symposium, which was held December 6-10, 2016. The study was presented in the “Ongoing Clinical Trials” category, which features studies that have not been completed and which does not permit the presentation of study results.

Additional information about the study can be found at:https://clinicaltrials.gov/ct2/show/NCT02540330?term=atossa&rank=2.

Endoxifen

Our second development program involves the drug endoxifen, which is the most active metabolite of tamoxifen, and which we believe could be a potential treatment for a variety of conditions, including for post-breast cancer therapy, preventive therapy as well as a potential therapy for breast density and other breast health conditions.

Within the endoxifen program, our initial pharmaceutical under development is oral endoxifen for breast cancer patients who are refractory to tamoxifen. Endoxifen is an active metabolite of tamoxifen, which is an FDA approved drug used by breast cancer patients to prevent recurrence as well as the occurrence of new breast cancer. Certain research indicates that low endoxifen levels in breast cancer patients taking oral tamoxifen may be correlated with a higher risk of recurrence as compared to breast cancer patients with adequate endoxifen levels. We believe that up to 50% of the one million women eligible to take tamoxifen in the United States each year are refractory, meaning that they have inadequate endoxifen levels (for any number of reasons including low levels of a liver enzyme) and they have an increased risk for breast cancer recurrence. We are also evaluating endoxifen as a potential preventive therapy for breast cancer, a potential therapy to reduce mammographic density, and other breast health conditions. We have filed patent applications covering endoxifen.

On March 23, 2017, we opened a Phase 1 dose-escalation study of proprietary oral and topical formulations of endoxifen, which we are conducting through a clinical research organization in Australia. We have received two positive interim safety determinations allowing us to proceed with all three cohorts in the topical portion of the endoxifen study. The anticipated primary endpoint of this placebo-controlled, repeat dose study of 48 healthy female volunteers is to assess the pharmacokinetics of both an oral and topical formulation of endoxifen over 28 days. The secondary endpoint is to assess safety and tolerability.

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

Research and Development Phase

We are in the research and development phase and are not currently marketing any products or services. We do not anticipate generating revenue unless and until we develop and launch our pharmaceutical programs.

Critical Accounting Policies and Estimates

In our Annual Report on Form 10-K/A for the year ended December 31, 2016, we disclosed our critical accounting policies and estimates upon which our financial statements are derived. There have been no changes to these policies since December 31, 2016. Readers are encouraged to review these disclosures in conjunction with the review of this report.

Results of Operations

Three Months Ended March 31, 2017 and 2016

Operating Expenses: Total operating expenses were approximately $1.7 million for the three months ended March 31, 2017, consisting of general and administrative (G&A) expenses of approximately $1.1 million and R&D expenses of approximately $544,000.

Operating expenses for the three months ended March 31, 2017 decreased approximately $641,000, or 27.5%, from approximately $2.3 million for the three months ended March 31, 2016, which consisted of G&A expenses of approximately $2.2 million, and R&D expenses of approximately $150,000.

General and Administrative Expenses: G&A expenses for the three months ended March 31, 2017 were approximately $1.1 million, a decrease of approximately $1.0 million, or 47.5%, from approximately $2.2 million, for the same period  in 2016. G&A expenses consist primarily of personnel and related benefit costs, facilities, professional services, insurance, and public company related expenses. The decrease in G&A expenses is mainly attributed to a reduction in payroll expenses resulting from a decrease in headcount, rent, and exit costs incurred in 2016 that were not incurred in 2017.

Research and Development Expenses: R&D expenses for the three months ended March 31, 2017 were approximately $544,000, an increase of approximately $394,000, or 262.9%, from the three months ended March 31, 2016. The increase in R&D expenses is attributed to salaries, manufacturing and clinical trial expenses associated with our endoxifen program which commenced in mid-2016. We expect our R&D expenses to increase throughout 2017 as we continue the clinical trial of fulvestrant administered via our microcatheters and as we continue the development of endoxifen and potentially other indications and pharmaceuticals.

Liquidity and Capital Resources

We have a history of operating losses as we have focused our efforts on raising capital and building our products and services in our pipeline. The Company’s consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses and negative operating cash flows since inception. For the three months ended March 31, 2017, the Company recorded a net loss of $1.7 million, and used $1.9 million of cash in operating activities. As of March 31, 2017, the Company had approximately $1.2 million in cash and cash equivalents and working capital of approximately $0.7 million. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. The Company can give no assurances that any additional capital that it is able to obtain, if any, will be sufficient to meet its needs, or that any such financing will be obtainable on acceptable terms. If the Company is unable to obtain adequate capital, it could be forced to cease operations or substantially curtail is commercial activities. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities should the Company be unable to continue as a going concern.

On March 28, 2017, the Company entered into an underwriting agreement with Aegis Capital Corp. relating to a public offering which closed on April 3, 2017. The offering generated gross proceeds to the Company of approximately $4.4 million and net proceeds of $3.9 million after deducting underwriting discounts and commission and other estimated offering expenses payable by the Company. We expect that our existing resources will be sufficient to fund our planned operations for at least the next six months, however, additional capital resources will be needed to fund operations for the next twelve months.

The offering included 664,000 Class A Units at a public offering price of $0.75 per Class A Unit, which consisted of 664,000 shares of common stock and warrants to purchase 664,000 shares of common stock. The offering also included 3,502 Class B Units at a public offering price of $1,000 per Class B Unit, which consisted of 3,502 shares of Series A Convertible Preferred Stock convertible into a total of 4,669,333 shares of common stock and warrants to purchase 4,669,333 shares of common stock. In addition, the underwriter exercised the over-allotment to purchase an additional 530,000 shares of common stock and warrants to purchase 530,000 shares of common stock, which are included in the estimated gross proceeds of $4.4 million. The warrants have a per share exercise price of $0.9375, are exercisable immediately and will expire five years from the date of issuance.

Our ability to continue as a going concern is dependent on our obtaining additional adequate capital to fund additional operating losses until we become profitable. If we are unable to obtain adequate capital, we could be forced to cease operations.

Cash Flows

As of March 31, 2017, we had cash and cash equivalents of $1.2 million.

Net Cash Flows from Operating Activities: Net cash used in operating activities was approximately $1.9 million for the three months ended March 31, 2017, compared with approximately $3.0 million for the three months ended March 31, 2016. The decrease in the 2017 period as compared to 2016 results primarily from reductions in compensation from reduced headcount, reduced occupancy expenses, reduced consulting fees, and from severance payments in 2016 that were not incurred in 2017.

Net Cash Flows from Investing Activities: There was no net cash used in investing activities for the three months ended March 31, 2017, compared with approximately $5,000 for the three months ended March 31, 2016. The decrease in 2017 was attributable to the reduction in purchases of fixed asset equipment in 2017 as compared to 2016.

Net Cash Flows from Financing Activities: There was no net cash provided by financing activities for the three months ended March 31, 2017, compared with approximately $2.2 million for the three months ended March 31, 2016. The decrease is because there were no capital raising activities in the first quarter of 2017 as compared to the same period in 2016.

Funding Requirements

We expect to incur ongoing operating losses for the foreseeable future as we continue to develop our planned therapeutic programs including related clinical studies and other programs in the pipeline. We expect that our existing resources will be sufficient to fund our planned operations for at least the next six months. In addition to our cash and cash equivalents at March 31, 2017 of approximately $1.2 million, on March 28, 2017, the Company entered into an underwriting agreement with Aegis Capital Corp. relating to a public offering which closed on April 3, 2017. The offering generated gross proceeds to the Company of approximately $4.4 million and net proceeds of $3.9 million after deducting underwriting discounts and commission and other estimated offering expenses payable by the Company. We will be seeking to raise capital through sales of securities to third parties and existing stockholders to fund operations later in the year. If we are unable to raise additional capital when needed, however, we could be forced to curtail or cease operations. Our future capital uses and requirements depend on the time and expenses needed to begin and continue clinical trials for our new drug developments.

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

Recent Accounting Pronouncements

In February 2016, Financial Accounting Standards Board (“FASB”) issued Accounting Standards Updated (“ASU”) No. 2016-02, Lease Accounting Topic 842. This ASU requires a lessee to recognize lease assets and liabilities on the balance sheet for all arrangements with terms longer than 12 months. The new standard applies a right-of-use (ROU) model that requires a lessee to record, for all leases with a lease term of more than 12 months, an asset representing its right to use the underlying asset for the lease term and a liability to make lease payments. The lease term is the non-cancellable period of the lease, and includes both periods covered by an option to extend the lease, if the lessee is reasonably certain to exercise that option, and periods covered by an option to terminate the lease, if the lessee is reasonably certain not to exercise that termination option. For leases with a lease term of 12 months or less, a practical expedient is available whereby a lessee may elect, by class of underlying asset, not to recognize an ROU asset or lease liability. A lessee making this accounting policy election would recognize lease expense over the term of the lease, generally in a straight-line pattern. The Lessor accounting remains largely consistent with existing U.S. GAAP. The new standard takes effect in 2019 for public business entities and 2020 for all other entities. The Company has not adopted the provisions of ASU No. 2016-02. We are currently evaluating the impact of our pending adoption of ASU 2016-02 on our consolidated financial statements.

In April 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation simplifying the accounting for share-based payment transactions including the income tax consequences, classification of awards as either equity or liabilities and classification on the statements of cash flows. Under the new standard, all excess tax benefits and tax deficiencies (including tax benefits of dividends on share-based payment awards) should be recognized as income tax expense or benefit on the statements of income. We adopted ASU No. 2016-09 effective January 1, 2017. As a result of the adoption of this guidance, we made an accounting policy election to recognize the effect of forfeitures in compensation cost when they occur. There was an immaterial impact on results of operations and financial position and no impact on cash flows at adoption.

 In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows, amending the presentation of restricted cash within the statement of cash flows. The new guidance requires that restricted cash be included within cash and cash equivalents on the statement of cash flows. The ASU is effective retrospectively for reporting periods beginning after December 15, 2017, with early adoption permitted. The Company has not yet adopted the provisions of ASU No. 2016-18.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer concluded that, as of March 31, 2017, the Company’s disclosure controls and procedures were not effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect our disclosure controls and procedures

For the year ended December 31, 2016, we identified a material weakness in that we did not design and maintain effective controls over the preparation of the 2016 impairment analysis of the Acueity patents, primarily because we did not include potential income taxes in the discounted cash flow model we used to estimate the fair value of the Acueity patents at December 31, 2016. This resulted in an initial overstatement of the fair value of the Acueity patents at December 31, 2016 in the amount of $366,000 and an initial understatement of the 2016 impairment charge and net loss by the same amount. We corrected our estimate and the related accounts prior to the issuance of the consolidated financial statements contained in our Annual Report on Form 10-K/A. Management’s remediation plan, which we are in the process of implementing, is to use appropriate valuation methodologies in future analyses that may be required to determine the fair value of these intangible assets and to seek the assistance of outside valuation resources, if necessary, in performing such analyses.

For the year ended December 31, 2016, we also identified a material weakness in that we did not design and maintain effective controls over the calculation of the weighted average number of shares outstanding and basic and diluted loss per share for the year ended December 31, 2016 because the calculation of weighted average shares outstanding did not include the shares of common stock we issued in August 2016. The preparation and review of the weighted average share calculation was not performed at an appropriately detailed level to prevent or detect this error, which led to a material error in our calculation of the weighted average number of shares outstanding and the net loss per share for the year ended December 31, 2016. During the first quarter of 2017, we began implementing a remediation plan to enhance the procedures performed to document our preparation of and to independently review the calculation of weighted average shares outstanding and income (loss) per share. Our enhanced review procedures and documentation standards were in place during the first quarter of 2017. The material weakness cannot be considered remediated until the control has operated for a sufficient period of time and until management has concluded that the control is operating effectively. Our goal is to remediate this material weakness by the end of 2017.

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

On February 14, 2014, the Court appointed plaintiffs Miko Levi, Bandar Almosa and Gregory Harrison (collectively, the “Levi Group”) as lead plaintiffs, and approved their selection of co-lead counsel and liaison counsel. The Court also amended the caption of the case to read In re Atossa Genetics, Inc. Securities Litigation No. 2:13-cv-01836-RSM. An amended complaint was filed on April 15, 2014. The Company and other defendants filed motions to dismiss the amended complaint on May 30, 2014. On October 6, 2014 the Court granted defendants’ motion dismissing all claims against Atossa and all other defendants. On October 30, 2014, the Court entered a final order of dismissal. On November 3, 2014, plaintiffs filed a notice of appeal with the Court and have appealed the Court’s dismissal order to the U.S. Court of Appeals for the Ninth Circuit. The appeal is fully-briefed and oral argument is scheduled for May 18, 2017.

We believe this complaint is without merit and plan to defend ourselves vigorously; however failure to obtain a favorable resolution of the claims set forth in the complaint could have a material adverse effect on our business, results of operations and financial condition.  Currently, the amount of such material adverse effect cannot be reasonably estimated, and no provision or liability has been recorded for these claims as of March 31, 2017. The costs associated with defending and resolving the complaint and ultimate outcome cannot be predicted. These matters are subject to inherent uncertainties and the actual cost, as well as the distraction from the conduct of our business, will depend upon many unknown factors and management’s view of these may change in the future.

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

There have been no material changes to the risk factors described in our Annual Report on Form 10-K/A, as filed with the SEC on March 21, 2017 except as follows:

Our shares of Common Stock are listed on The NASDAQ Capital Market, but we cannot guarantee that we will be able to satisfy the continued listing standards going forward.

Although our shares of Common Stock are listed on The NASDAQ Capital Market, we cannot ensure that we will be able to satisfy the continued listing standards of The NASDAQ Capital Market going forward. If we cannot satisfy the continued listing standards going forward, NASDAQ may commence delisting procedures against us, which could result in our stock being removed from listing on The NASDAQ Capital Market. On September 28, 2015, we received a letter from NASDAQ stating that the Company was not in compliance with NASDAQ Listing Rule 5550(a)(2), because the Company’s Common Stock failed to maintain a minimum closing bid price of $1.00 per share for 30 consecutive business days. We regained compliance with the $1.00 minimum bid price requirement in September 2016 after effectuating a reverse stock split. On May 11, 2017, we received a letter from NASDAQ stating we are not in compliance with Rule 5550(a)(2) because our common stock failed to maintain a minimum closing bid price of $1.00 per share for 30 consecutive business days.  We have until November 7, 2017 to either regain compliance, or request additional time to regain compliance.

If our stock price does not satisfy the $1.00 minimum bid price requirement or we otherwise fail to satisfy other continued listing requirements, we may be delisted from NASDAQ, which could adversely affect our stock price, liquidity, and our ability to raise funding.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

ITEM 6. EXHIBITS

(a)	Exhibits

Incorporated by Reference Herein
Exhibit No.	Description	Form	Date
3.1	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock	Filed herewith

10.1	Underwriting Agreement between Atossa Genetics Inc. and Aegis Capital Corp. as representative of the several underwriters, dated March 28, 2017	Current Report on Form 8-K, as Exhibit 1.1	April 4, 2017

10.2	2010 Stock Option and Incentive Plan, as amended	Filed herewith

31.1	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of Steven C. Quay	Filed herewith

31.2	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of Kyle Guse	Filed herewith

32.1	Certification pursuant to 18 U.S.C. Section 1350 of Steven C. Quay	Filed herewith

32.2	Certification pursuant to 18 U.S.C. Section 1350 of Kyle Guse	Filed herewith

101	Interactive Data Files pursuant to Rule 405 of Regulation S-T	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 11, 2017

/s/ Steven C. Quay
President and Chief Executive Officer
(On behalf of the Registrant)

/s/ Kyle Guse
Kyle Guse
Chief Financial Officer, General Counsel and Secretary
(As Principal Financial and Accounting Officer)