Form 10-Q
period 2017-06-30
ATOSSA GENETICS INC
filed 2017-08-14
CIK 1488039

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

The number of shares of the registrant’s common stock, $0.015 par value per share, outstanding at August 14, 2017 was 11,701,075.

ATOSSA GENETICS INC.

FORM 10-Q

QUARTERLY REPORT

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ATOSSA GENETICS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	December 31,
	2017	2016
Assets
Current assets
Cash and cash equivalents	$3,690,023	$3,027,962
Restricted cash	55,000	55,000
Prepaid expenses	228,370	171,601
Other accounts receivable	2,736
Total current assets	3,976,129	3,254,563

Furniture and equipment, net	18,989	55,119
Intangible assets, net	585,683	640,440
Other assets	128,577	194,250
Total assets	$4,709,378	$4,144,372

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	$495,811	$254,320
Accrued expenses	44,017	16,964
Payroll liabilities	482,420	769,899
Common stock warrant liability	864,371
Other current liabilities	19,157	6,083
Total current liabilities	1,905,776	1,047,266

Commitments and contingencies (note 13)

Stockholders’ equity
Preferred stock - $.001 par value; 10,000,000 shares authorized, consisting of:
Series A convertible preferred stock- $.001 par value; 4,000 and 0 shares authorized, and 839 and 0 shares issued and outstanding, as of June 30, 2017 and December 31, 2016, respectively	1
Additional paid in capital- Series A convertible preferred stock	774,977
Common stock - $.015 par value; 75,000,000 shares authorized, 10,032,410 and 3,786,913 shares issued and outstanding, as of June 30, 2017 and December 31, 2016, respectively	150,486	56,804
Additional paid-in capital	63,126,929	60,344,050
Accumulated deficit	(61,248,791)	(57,303,748)
Total stockholders’ equity	2,803,602	3,097,106

Total liabilities and stockholders’ equity	$4,709,378	$4,144,372

The accompanying notes are an integral part of these condensed consolidated financial statements.

ATOSSA GENETICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,		For The Six Months Ended June 30,

	2017	2016	2017	2016
Operating expenses:
Research and development	$824,094	$168,992	$1,368,396	$318,963
General and administrative	1,072,169	1,553,391	2,214,712	3,730,960
Total operating expenses	1,896,263	1,722,383	3,583,108	4,049,923
Operating loss	(1,896,263)	(1,722,383)	(3,583,108)	(4,049,923)
Change in fair value of common stock warrants	(152,447)		(152,447)
Warrant financing expense	(192,817)		(192,817)
Other income (expense), net	38		(16,671)
Loss before income taxes	(2,241,489)	(1,722,383)	(3,945,043)	(4,049,923)
Income taxes
Net loss	$(2,241,489)	$(1,722,383)	$(3,945,043)	$(4,049,923)
Deemed dividends attributable to Series A Preferred Stock	(2,568,132)		(2,568,132)
Net loss applicable to common stockholders	$(4,809,621)	$(1,722,383)	$(6,513,175)	$(4,049,923)
Loss per common share - basic and diluted	$(0.64)	$(0.67)	$(1.15)	$(1.63)
Weighted average shares outstanding, basic and diluted	7,476,046	2,587,871	5,641,671	2,485,853

The accompanying notes are an integral part of these condensed consolidated financial statements.

ATOSSA GENETICS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Series A Convertible Preferred Stock			Common Stock		Additional		Total
			Additional			Paid-in	Accumulated	Stockholders’
	Shares	Amount	Paid-in Capital	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2016	—	$—	$—	3,786,913	$56,804	$60,344,050	$(57,303,748)	$3,097,106

Issuance of common stock in Class A units, net of issuance costs of $65,816				1,194,000	17,910	811,774		829,684
Allocation of Class A unit proceeds to warrant liability						(328,350)		(328,350)
Issuance of Series A convertible preferred stock in Class B units, net of issuance costs of $267,231	3,502	4	3,234,769					3,234,773
Allocation of Series A convertible preferred stock to warrants and beneficial conversion feature			(2,568,132)			1,284,066		(1,284,066)
Deemed Dividends on Series A Convertible Preferred Stock			2,568,132			(2,568,132)
Conversion of Series A Convertible Preferred Stock to common stock	(2,663)	(3)	(2,459,792)	3,550,664	53,260	2,406,535
Reclassification of warrant liability upon net cashless exercise of common stock warrants				1,490,833	22,362	878,126		900,488
Issuance of common stock upon warrant exercise for cash				10,000	150	2,450		2,600

Amortization of commitment shares						(39,705)		(39,705)
Compensation cost for stock options granted to executives and employees						336,115		336,115
Net loss							(3,945,043)	(3,945,043)
Balance at June 30, 2017	839	$1	$774,977	10,032,410	$150,486	$63,126,929	$(61,248,791)	$2,803,602

The accompanying notes are an integral part of these condensed consolidated financial statements.

ATOSSA GENETICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2017		2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss		$(3,945,043)	$(4,049,923)
Compensation cost for stock options granted		336,115	392,664
Loss on disposal of intangible asset		17,695	163,333
Depreciation and amortization		73,193	152,574
Change in fair value of common stock warrants		152,447
Warrant financing expense		192,817
Changes in operating assets and liabilities:
Change in restricted cash			220,000
Prepaid expenses		(56,769)	(15,836)
Other assets		25,831	110,527
Accounts payable		241,491	(531,657)
Payroll liabilities		(287,479)	(666,368)
Accrued expenses		27,053	(387,903)
Other current liabilities		13,074	(41,473)
Net cash used in operating activities		(3,209,575)	(4,654,062)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of furniture and equipment			(4,941)
Net cash used in investing activities			(4,941)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of Class A and Class B Units, net of issuance costs		3,871,636
Proceeds from issuance of common stock, net of issuance costs			2,133,974
Net cash provided by financing activities		3,871,636	2,133,974

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS		662,061	(2,525,029)
CASH AND CASH EQUIVALENTS, BEGINNING BALANCE		3,027,962	3,715,895
CASH AND CASH EQUIVALENTS, ENDING BALANCE		$3,690,023	$1,190,866

SUPPLEMENTAL DISCLOSURES:
Interest paid	$		$383
NONCASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for cashless exercise of common stock warrants		$900,488
Amount receivable for warrant exercise		2,600
Allocation of Class A and Class B Unit proceeds to warrant liability		1,612,416
Common stock issued as commitment fee under stock purchase agreement			198,523
Amortization of commitment shares		$39,705	$6,617

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

NOTE 2: GOING CONCERN

The Company’s consolidated financial statements are prepared using Generally Accepted Accounting Principles in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses and negative operating cash flows since inception. For the six months ended June 30 2017, the Company recorded a net loss of approximately $3.9 million and used approximately $3.2 million of cash in operating activities. As of June 30, 2017, the Company had approximately $3.7 million in cash and cash equivalents and working capital of approximately $2.1 million. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. The Company can give no assurances that any additional capital that it is able to obtain, if any, will be sufficient to meet its needs, or that any such capital will be obtained on acceptable terms. If the Company is unable to obtain adequate capital, it could be forced to cease operations or substantially curtail its activities. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities should the Company be unable to continue as a going concern.

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

We expect that our existing resources will be sufficient to fund our planned operations for the next four to six months; however, additional capital resources will be needed to fund operations for the next twelve months.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraphs and eventually to secure other sources of financing and attain profitable operations.

NOTE 3: SUMMARY OF ACCOUNTING POLICIES

Basis of Presentation:

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by GAAP for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K of the Company for the year ended December 31, 2016.

In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

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

Financial Instruments with Characteristics of Both Liabilities and Equity:

During the three months ended June 30, 2017, the Company issued certain financial instruments, including warrants to purchase common stock, which have characteristics of both liability and equity. Financial instruments such as warrants that are classified as liabilities are fair valued upon issuance and are remeasured at fair value at subsequent reporting periods with the resulting change in fair value recorded in “change in fair value of common stock warrants”. The fair value of warrants is estimated using valuation models that require the input of subjective assumptions including stock price volatility, expected life, and the probability of future equity issuances and their impact to the price protection feature.

Recently Issued Accounting Pronouncements:

In February 2016, Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Lease Accounting Topic 842. This ASU requires a lessee to recognize lease assets and liabilities on the balance sheet for all arrangements with terms longer than 12 months. The new standard applies a right-of-use (ROU) model that requires a lessee to record, for all leases with a lease term of more than 12 months, an asset representing its right to use the underlying asset for the lease term and a liability to make lease payments. The lease term is the non-cancellable period of the lease, and includes both periods covered by an option to extend the lease, if the lessee is reasonably certain to exercise that option, and periods covered by an option to terminate the lease, if the lessee is reasonably certain not to exercise that termination option. For leases with a lease term of 12 months or less, a practical expedient is available whereby a lessee may elect, by class of underlying asset, not to recognize an ROU asset or lease liability. A lessee making this accounting policy election would recognize lease expense over the term of the lease, generally in a straight-line pattern. The lessor accounting remains largely consistent with existing U.S. GAAP. The new standard takes effect in 2019 for public business entities. The Company has not adopted the provisions of ASU No. 2016-02. The Company is currently evaluating the impact of adopting ASU 2016-02 on its consolidated financial statements.

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

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows, amending the presentation of restricted cash within the statement of cash flows. The new guidance requires that restricted cash be included within cash and cash equivalents on the statement of cash flows. The ASU is effective retrospectively for reporting periods beginning after December 15, 2017, with early adoption permitted. The Company has not yet adopted the provisions of ASU No. 2016-18 and does not expect it will have a material impact on the financial statements upon adoption.

In July 2017, the FASB issued ASU 2017-11, Accounting for Certain Financial Instruments with Down Round Features and Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. Part I of this ASU addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of future equity offerings. Current accounting guidance requires financial instruments with down round features to be accounted for at fair value. Part II of the Update applies only to nonpublic companies and is therefore not applicable to the Company. The amendments in Part I of the Update change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. For freestanding equity-classified financial instruments, the amendments require entities that present earnings per share (EPS) in accordance with Topic 260 to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. This Update is effective for public entities for fiscal years beginning after December 15, 2018. Early adoption is permitted. The Company has not yet determined when it will adopt the provisions of this Update and has not yet determined the impact on its consolidated financial statements upon adoption.

NOTE 4: PREPAID EXPENSES

Prepaid expenses consisted of the following:

	June 30, 2017	December 31, 2016
Prepaid insurance	156,532	121,333
Trade show		20,000
Retainer and security deposits	29,968	14,218
Financial exchange fees	21,000
Other	20,870	16,050
Total prepaid expenses	$228,370	$171,601

NOTE 5: FURNITURE AND EQUIPMENT

Furniture and equipment consisted of the following:

	June 30, 2017	December 31, 2016
Furniture and equipment	$170,916	$210,528
Less: Accumulated depreciation	(151,927)	(155,409)
Total furniture and equipment, net	$18,989	$55,119

Depreciation expense for the three months ended June 30, 2017 and 2016 was $8,773 and $32,734, respectively, and $18,434, and $62,353, for the six months ended June 30, 2017 and 2016, respectively.

NOTE 6: INTANGIBLE ASSETS

Intangible assets consisted of the following:

	June 30, 2017	December 31, 2016
Patents	$639,000	$639,000
Software	113,540	113,540
Total intangible assets	752,540	752,540
Less: Accumulated amortization	(166,857)	(112,100)
Total intangible assets, net	$585,683	$640,440

Software amounted to $113,540 as of June 30, 2017 and December 31, 2016. The amortization period for the purchased software is 3 years. Amortization expense related to software for the three months ended June 30, 2017 and 2016 was $6,759 and $7,857, respectively, and was $19,614 and $15,714, for the six months ended June 30 2017 and 2016, respectively.

Patents amounted to $639,000 as of June 30, 2017 and December 31, 2016, and mainly consisted of patents acquired from Acueity on September 30, 2012 in an asset purchase transaction. Patent assets are amortized based on their determined useful life, and tested annually for impairment. The amortization period is from 7 to 12 years. Amortization expense related to patents was $17,571 and $37,254 for the three months ended June 30, 2017 and 2016, respectively and was $35,142 and $74,508 for the six months ended June 30, 2017 and 2016, respectively.

Future estimated amortization expenses as of June 30, 2017 for the five succeeding years is as follows:

For the years ending December 31,	Amounts
2017 (includes the remainder of the year)	$48,282
2018	73,433
2019	70,285
2020	70,285
2021	70,285
Thereafter	253,113
$585,683

NOTE 7: PAYROLL LIABILITIES

Payroll liabilities consisted of the following:

	June 30, 2017	December 31, 2016
Accrued bonus payable	$280,008	$609,337
Accrued vacation	134,865	94,514
Accrued payroll liabilities	67,547	66,048
Total payroll liabilities	$482,420	$769,899

NOTE 8: STOCKHOLDERS’ EQUITY

The Company is authorized to issue a total of 85,000,000 shares of stock consisting of 75,000,000 shares of common stock, par value $0.015 per share, and 10,000,000 shares of preferred stock, par value $0.001 per share. The Company has designated 750,000 shares of Series A Junior Participating Preferred Stock, par value $0.001 per share, and 4,000 shares of Series A Convertible Preferred Stock, par value $0.001 per share through the filings of certificates of designation with the Delaware Secretary of State.

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

2016 Issuances of Additional Shares to Aspire Capital

On November 11, 2015, we terminated our prior agreement with Aspire Capital Fund, LLC (“Aspire Capital”) and entered into a new common stock purchase agreement. Concurrently with entering into the new purchase agreement, we also entered into a registration rights agreement with Aspire Capital in which we agreed to register 405,747 shares of our common stock.

During the first quarter of 2016, we sold a total of 405,747 shares of common stock to Aspire Capital under the stock purchase agreement dated November 11, 2015 with aggregate gross proceeds to the Company of $2,177,083, or net proceeds of $2,133,973 after deducting costs of the offering.

On May 25, 2016, the Company terminated the November 11, 2015 stock purchase agreement with Aspire Capital and entered into a new common stock purchase agreement with Aspire Capital which provided that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $10.0 million of shares of our common stock over the 30-month term of the purchase agreement, subject to the terms and conditions set forth therein. Concurrently with entering into the purchase agreement, the Company also entered into a registration rights agreement with Aspire Capital, in which the Company agreed to file one or more registration statements, as permissible and necessary to register under the Securities Act of 1933, registering the sale of the shares of our common stock that have been and may be issued to Aspire Capital under the purchase agreement. As part of the stock purchase agreement we issued 49,736 common shares as a commitment fee. The value of the common shares issued as a commitment fee of $198,523 has been reflected as an addition to common stock of $746 and $197,777 in additional paid in capital which will be amortized over the life of the stock purchase agreement. As of the date of filing this Quarterly Report with the SEC no shares of stock have been sold to Aspire Capital under the May 25, 2016 purchase agreement. In connection with our public offering that closed on April 3, 2017, we agreed not to utilize the financing arrangement with Aspire Capital until June 30, 2017 and on June 30, 2017 in connection with the temporary modification of our common stock warrants to allow for the net exercise of those warrants we agreed to extend this stand still for an additional 45 days.

2016 Public Offering of Common Stock

In August 2016, the Company completed an underwritten public offering of 1,150,000 shares of common stock at a price per share of $2.50, with gross proceeds of $2,875,000 to the Company, or net proceeds of $2,561,896 after deducting underwriter discounts, commissions, non-accountable expense allowance and expense reimbursement.

2017 Public Offering of Class A and Class B Units Consisting of Common Stock, Series A Convertible Preferred Stock and Warrants

On March 28, 2017, the Company entered into an underwriting agreement with Aegis Capital Corp. relating to a public offering which closed on April 3, 2017. The offering generated gross proceeds to the Company of approximately $4.4 million and net proceeds of approximately $3.9 million after deducting underwriting discounts and commissions and other offering expenses paid by the Company.

The offering included 664,000 Class A Units at a public offering price of $0.75 per Class A Unit, which consisted of 664,000 shares of common stock and warrants to purchase 664,000 shares of common stock. The offering also included 3,502 Class B Units at a public offering price of $1,000 per Class B Unit, which consisted of 3,502 shares of Series A Convertible Preferred Stock convertible into a total of 4,669,333 shares of common stock and warrants to purchase 4,669,333 shares of common stock. In addition, the underwriter exercised the over-allotment to purchase an additional 530,000 shares of common stock and warrants to purchase 530,000 shares of common stock, which are included in the gross proceeds of $4.4 million. The warrants had a per share exercise price of $0.9375, are exercisable immediately and will expire five years from the date of issuance.

 Series A Convertible Preferred Stock

The terms and provisions of our Series A Convertible Preferred Stock (the “Series A Preferred”) are as follows:

Rank.  The Series A Preferred ranks on parity to our Common Stock.

Conversion.  Each share of the Series A Preferred is convertible into 1,333.33 shares of our Common Stock (subject to adjustment as provided in the related certificate of designation of preferences, rights and limitations). Holders of Series A Preferred are prohibited from converting Series A Preferred into shares of our common stock if, as a result of such conversion, the holder, together with its affiliates, would own more than 4.99% of the total number of shares of our Common Stock then issued and outstanding. However, any holder may increase or decrease such percentage to any other percentage not in excess of 9.99%, provided that any increase in such percentage shall not be effective until 61 days after such notice to us.

Liquidation Preference.  In the event of our liquidation, dissolution or winding-up, holders of Series A Preferred will receive the same amount that a holder of Common Stock would receive if the Series A Preferred were fully converted into shares of our Common Stock at the conversion price (disregarding for such purposes any conversion limitations) which amounts shall be paid pari passu with all holders of Common Stock.

Voting Rights.  Shares of Series A Preferred will generally have no voting rights, except as required by law. However, as long as any shares of Series A Preferred are outstanding, the Company shall not, without the affirmative vote of the holders of a majority of the then outstanding shares of the Series A Preferred, (a) alter or change adversely the powers, preferences or rights given to the Series A Preferred or alter or amend the Certificate of Designation, (b) amend its certificate of incorporation or other charter documents in any manner that adversely affects any rights of the holders, (c) increase the number of authorized shares of Series A Preferred, or (d) enter into any agreement with respect to any of the foregoing.

Dividends.  Shares of Series A Preferred will not be entitled to receive any dividends, unless and until specifically declared by our board of directors. The holders of the Series A Preferred will participate, on an as-if-converted-to-common stock basis, in any dividends to the holders of common stock.

Redemption.  We are not obligated to redeem or repurchase any shares of Series A Preferred. Shares of Series A Preferred are not otherwise entitled to any redemption rights or mandatory sinking fund or analogous fund provisions.

2017 Warrants

The terms and conditions of the warrants included in the 2017 public offering are as follows:

Exercisability. The warrants are exercisable at any time after April 3, 2017 and expire 5 years from issuance. The warrants are exercisable, at the option of each holder, in whole or in part by delivering to us a duly executed exercise notice and, at any time a registration statement registering the issuance of the shares of common stock underlying the warrants under the Securities Act is effective and available for the issuance of such shares, or an exemption from registration under the Securities Act is available for the issuance of such shares, by payment in full in immediately available funds for the number of shares of Common Stock purchased upon such exercise. If a registration statement registering the issuance of the shares of Common Stock underlying the warrants under the Securities Act is not then effective or available, the holder may only exercise the Warrant through a cashless exercise, in which case the holder would receive upon such exercise the net number of shares of Common Stock determined according to the formula set forth in the Warrant. No fractional shares of common stock will be issued in connection with the exercise of a warrant. In lieu of fractional shares, we will pay the holder an amount in cash equal to the fractional amount multiplied by the exercise price.

Exercise Limitation. A holder will not have the right to exercise any portion of the Warrant if the holder (together with its affiliates) would beneficially own in excess of 4.99% of the number of shares of our stock outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of the warrants. However, any holder may increase or decrease such percentage to any other percentage not in excess of 9.99% upon at least 61 days’ prior notice from the holder to us.

Exercise Price. The exercise price of the warrants was initially $0.9375, which was reduced to $0.26 on June 30, 2017. The exercise price is subject to appropriate adjustment in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting our common stock. The exercise price may also be adjusted downwards if we issue additional Common Stock (or equivalents) at a price below the exercise price of the Warrants while the Warrants remain outstanding.

Transferability. Subject to applicable laws, the Warrants may be offered for sale, sold, transferred or assigned without our consent. There is currently no trading market for the warrants and a trading market may not develop.

Fundamental Transactions. In the event of a fundamental transaction, as described in the warrants and generally including any reorganization, recapitalization or reclassification of our common stock, the sale, transfer or other disposition of all or substantially all of our properties or assets, our consolidation or merger with or into another person, the holders of the warrants will be entitled to receive, upon any subsequent exercise of the warrants and for each share of our Common Stock that would have been issuable upon such exercise immediately prior to the occurrence of a fundamental transaction, the number of shares of Common Stock of the successor or acquiring corporation or of the Company, if it is the surviving corporation, and any additional consideration receivable as a result of such fundamental transaction by a holder of the number of shares of Common Stock for which the warrants are exercisable immediately prior to such fundamental transaction. The holder of the Warrant may also require us or any successor entity to purchase the Warrant from the holder by paying to the holder an amount of cash equal to the Black Scholes value of the remaining unexercised portion of the Warrant on the date of or within 30 days after consummation of the fundamental transaction.

Rights as a Stockholder. Except as otherwise provided in the warrants or by virtue of such holder’s ownership of shares of our Common Stock, the holder of a Warrant does not have the rights or privileges of a holder of our Common Stock, including any voting rights, until the holder exercises the Warrant.

Accounting Treatment

The Company allocated the proceeds from the sale of the Class A and Class B units to the separate securities issued. The Company determined that, on the date of issuance, the warrants were not considered indexed to its own stock because the underlying instruments were not “fixed-for-fixed” due to the price protection and fundamental transaction provisions and, therefore, the warrants should be accounted for as liabilities. At the end of each reporting period, the changes in fair value of the warrants during the period are recorded in non-operating income (expense) in the consolidated statement of operations.

The Company allocated the amount representing the fair value of the warrants at the date of issuance separately to the warrant liability and recorded the remaining proceeds as common stock, in the case of the Class A units, or as Series A convertible preferred stock, in the case of the Class B units. Due to the allocation of a portion of the proceeds to the warrants, the Series A convertible preferred stock contained a beneficial conversion feature upon issuance, which was recorded in the amount of $1,284,066 based on the intrinsic value of the beneficial conversion feature. The discount on the Series A convertible preferred stock of $1,284,066 caused by allocation of the proceeds to the warrant was recorded as a deemed dividend upon issuance of the Series A convertible preferred stock. As a result, total deemed dividends of $2,568,132 was recorded upon issuance of the Series A convertible preferred stock, which is reflected as an addition to net loss in the consolidated statement of operations to arrive at net loss applicable to common shareholders.

Net Exercise of 2017 Warrants

On June 29, 2017, the Company offered to modify the rights of the holders of the warrants issued in the public offering the Company completed on April 3, 2017. The temporary modification included (a) lowering the exercise price of the warrants to $0.26 per share, (b) setting the applicable volume-weighted average price (VWAP) at $0.52 per share, and (c) allowing for temporary cashless exercise of the warrants for all holders that accepted the temporary modification before 8:00 a.m. Eastern daylight time on June 30, 2017. Holders of warrants to purchase a total of approximately 3.0 million shares of Common Stock accepted the offer resulting in the cancellation of those warrants and the issuance by the Company of a total of approximately1.5 million shares of Common Stock (including shares held in abeyance). The shares of Common Stock are registered under the Securities Act of 1933, as amended. If delivery of the shares of Common Stock pursuant to the foregoing would result in the holder exceeding the 4.99% “Beneficial Ownership Limitation” (as defined in the warrant) then the shares in excess of such 4.99% will be held in abeyance by the Company pending further instruction from the holder. In connection with the temporary modification, the Company agreed to extend the “Lock-up Period” of the underwriting agreement between the Company and Aegis Capital Corp., dated March 28, 2017, by 45 days and the Company agreed not to enter into any further amendments to the warrants during such extended Lock-up Period without the prior written consent of each holder. Upon exercise of these warrants, the amount of the warrant liability at the date of exercise was reclassified from warrant liability to additional paid-in capital.

The following table summarizes the 2017 liability warrant activity:

	Shares	Weighted Average Exercise Price
Outstanding as of December 31, 2016
Warrants granted	5,863,332	$0.9375
Warrants exercised	(2,991,666)	0.26
Warrants cancelled
Outstanding as of June 30, 2017	2,871,666	$0.26

The Company estimated the fair value of the warrants using the Monte Carlo simulation (MCS) model, which is a type of income approach, where the current value of an asset is expressed as the sum of probable future cash flows across various scenarios and time frames discounted for risk and time. The significant assumptions include timing of future rounds of financing, timing and success rates of oncology clinical trials, and the probability of a merger and acquisition adjusted for a lack of marketability discount. The MCS model also includes a full term and an early conversion scenario that are each weighted at 50% in the final concluded fair value.

Inputs used in the valuation of the warrants at the issuance date of April 3, 2017 and June 30, 2017 were as follows:

Initial valuation
Common stock price	$0.75
Exercise price	$0.9375
Expected Volatility	50%
Dividend Yield	0%
Risk-Free Interest Rate	0.79% - 1.88%
Expected Term (years)	0.24 - 5

June 30, 2017 valuation
Common stock price	$0.50
Exercise price	$0.26
Expected Volatility	50%
Dividend Yield	0%
Risk-Free Interest Rate	0.79% - 1.88%
Expected Term (years)	0.08-4.76

Outstanding Warrants

As of June 30, 2017, warrants to purchase 3,273,894 shares of common stock were outstanding including:

	Outstanding Warrants to Purchase Shares	Exercise Price	Expiration Date

2011 private placement	283,470	$18.75 - 24.00	May 8, 2018
Acueity warrants	21,667	75.00	September 30, 2017
2014 public offering	77,790	45.00	January 29, 2019
Placement agent fees for Company’s offerings	16,135	31.80 - 186.45	March - November, 2018
Outside consulting	3,166	63.60	January 14, 2018
2017 public offering	2,871,666	0.26	April 3, 2022
	3,273,894

Conversion of Series A Convertible Preferred Stock

During the three months ended June 30, 2017, certain holders of the Series A Convertible Preferred Stock exercised their conversion option and converted an aggregate of 2,663 shares of Series A Convertible Preferred Stock into 3,550,664 shares of the Company’s common stock based on the conversion ratio of 1,333.33 shares of Series A Convertible Preferred Stock to common stock.

NOTE 9: FAIR VALUE OF FINANCIAL INSTRUMENTS

Pursuant to the accounting guidance for fair value measurement and its subsequent updates, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date. The accounting guidance establishes a hierarchy for inputs used in measuring fair value that minimizes the use of unobservable inputs by requiring the use of observable market data when available. Observable inputs are inputs that market participants would use in pricing the asset or liability based on active market data. Unobservable inputs are inputs that reflect the assumptions market participants would use in pricing the asset or liability based on the best information available in the circumstances.

The fair value hierarchy is broken down into the three input levels summarized below:

● Level 1 —Valuations are based on quoted prices in active markets for identical assets or liabilities and readily accessible by us at the reporting date. Examples of assets and liabilities utilizing Level 1 inputs are certain money market funds, U.S. Treasuries and trading securities with quoted prices on active markets.

● Level 2 —Valuations based on inputs other than the quoted prices in active markets that are observable either directly or indirectly in active markets. Examples of assets and liabilities utilizing Level 2 inputs are U.S. government agency bonds, corporate bonds, commercial paper, certificates of deposit and over-the- counter derivatives.

● Level 3 —Valuations based on unobservable inputs in which there are little or no market data, which require the Company to develop its own assumptions.

The following tables present the Company’s fair value hierarchy for all its financial assets, in thousands, by major security type measured at fair value on a recurring basis as of June 30, 2017:

	June, 30 2017
	Estimated Fair Value		Level 1	Level 2	Level 3
Assets:
	$		$	$	$
Liabilities:
Common Stock Warrant Liability		$864,371				$864,371

There were no financial assets outstanding that were required to be measured at fair value at December 31, 2016.

Warrants containing provisions that could require the Company to settle the warrants in cash in an event outside the Company’s control or that have price protection rights are accounted for as liabilities, with changes in the fair values included in net loss for the respective periods. Because some of the inputs to the valuation model are either not observable or are not derived principally from or corroborated by observable market data by correlation or other means, the warrant liability is classified as Level 3 in the fair value hierarchy.

The following table summarizes the changes in the Company’s Level 3 warrant liability for the six months ended June 30, 2017:

	June 30, 2017
Warrant liability
Beginning balance	$
Issuances of warrants		1,612,417
Warrant exercises		(900,493)
Change in fair value		152,447
Ending balance		864,371

There were no transfers between Level 1, Level 2 or Level 3 for the three and six months ended June 30, 2017 and year ended December 31, 2016.

NOTE 10: NET LOSS PER SHARE

The Company accounts for and discloses net loss per common share in accordance with FASB Accounting Standards Codification (“ASC”) Topic 260, Earnings Per Share. Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding. In addition, in computing the dilutive effect of convertible securities, the numerator is adjusted to add back any convertible preferred dividends. Diluted net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares that would have been outstanding during the period assuming the issuance of common shares for all potential dilutive common shares outstanding. Potential common shares consist of shares issuable upon the conversion of Series A preferred stock, and potential future exercises of outstanding stock options and common stock warrants. Because the inclusion of potential common shares would be anti-dilutive for all periods presented, diluted net loss per common share is the same as basic net loss per common share for those periods.

The following table summarizes the Company’s calculation of net loss per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net Loss Per share
Numerator

Net loss	$2,241,489	$1,722,383	$3,945,043	$4,049,920
Deemed dividend attributable to preferred stock	$2,568,132		$2,568,132
Net loss attributable to common shareholders	$4,809,621	$1,722,383	$6,513,175	$4,049,920
Denominator
Weighted average common shares outstanding	7,476,046	2,587,871	5,641,671	2,485,853
Basic and diluted net loss per share	$0.64	$0.67	$1.15	$1.63

The following table sets forth the number of potential common shares excluded from the calculation of net loss per diluted share for the three months and six months ended June 30, 2017 and 2016 because the effect of them would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Options to purchase common stock	1,121,567	394,090	754,093	394,090
Series A convertible preferred stock	2,184,356		1,098,212
Warrants to purchase common stock	6,139,797	402,228	3,286,862	402,228
Total	9,445,720	796,318	5,139,167	796,318

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

As a result of the Company’s cumulative losses, management has concluded that a full valuation allowance against the Company’s net deferred tax assets is appropriate. No income tax liabilities existed as of June 30, 2017 and December 31, 2016 due to the Company’s continuing operating losses.

NOTE 12: CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At June 30, 2017 and December 31, 2016, the Company had $3,440,023 and $2,777,962 in excess of the FDIC insured limit, respectively.

NOTE 13: COMMITMENTS AND CONTINGENCIES

Lease Commitments

The future minimum lease payments due subsequent to June 30, 2017 under all non-cancelable operating and capital leases for the next five years are as follows:

Year Ending December 31,	Operating Leases Amount
2017 (remainder of year)	$4,930
Total minimum lease payments	$4,930

The total rent expense for the three and six months ended June 30, 2017 and June 30, 2016 was $7,395 and $18,540, respectively and $78,600 and $157,200, respectively. Rent expense was included in general and administrative expenses for both years.

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

On February 14, 2014, the Court appointed plaintiffs Miko Levi, Bandar Almosa and Gregory Harrison (collectively, the “Levi Group”) as lead plaintiffs, and approved their selection of co-lead counsel and liaison counsel. The Court also amended the caption of the case to read In re Atossa Genetics, Inc. Securities Litigation No. 2:13-cv-01836-RSM. An amended complaint was filed on April 15, 2014. The Company and other defendants filed motions to dismiss the amended complaint on May 30, 2014. The plaintiffs filed briefs in opposition to these motions on July 11, 2014. The Company replied to the opposition brief on August 11, 2014. On October 6, 2014 the Court granted defendants’ motion dismissing all claims against Atossa and all other defendants. The Court’s order provided plaintiffs with a deadline of October 26, 2014 to file a motion for leave to amend their complaint and the plaintiffs did not file such a motion by that date. On October 30, 2014, the Court entered a final order of dismissal. On November 3, 2014, plaintiffs filed a notice of appeal with the Court and have appealed the Court’s dismissal order to the U.S. Court of Appeals for the Ninth Circuit. The appeal was fully-briefed and oral arguments were held on May 18, 2017. We are currently awaiting a decision from the Court.

The Company believes this lawsuit is without merit and plans to defend itself vigorously; however, failure by the Company to obtain a favorable resolution of the claims set forth in the complaint could have a material adverse effect on the Company’s business, results of operations and financial condition. Currently, the amount of such material adverse effect cannot be reasonably estimated, and no provision or liability has been recorded for these claims as of June 30, 2017. The costs associated with defending and resolving the lawsuit and ultimate outcome cannot be predicted. These matters are subject to inherent uncertainties and the actual cost, as well as the distraction from the conduct of the Company’s business, will depend upon many unknown factors and management’s view of these may change in the future.

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

The Company granted 1,716,323 options to purchase shares of common stock during the six months ended June 30, 2017. No options were exercised during the three or six months ended June 30, 2017. There are 100,456 shares available for grant under the 2010 Plan as of June 30, 2017.

Compensation costs associated with the Company’s stock options are recognized, based on the grant-date fair values of these options, over the requisite service period, or vesting period. Accordingly, the Company recognized stock based compensation expense of $181,408 and $200,187 for the three months ended June 30, 2017 and 2016, respectively and $336,115 and $392,664 for the six months ended June 30, 2017 and 2016, respectively. The fair value of stock options granted for the six months ended June 30, 2017 and 2016 was calculated using the Black-Scholes option-pricing model applying the following assumptions:

Period ended June 30,
	2017	2016

Risk free interest rate	1.86% - 2.04%	1.48% - 1.55%
Expected term	5.32- 6.36 years	5.58 - 6.06 years

Dividend yield	- %	- %
Expected volatility	112.86% - 114.19%	115.52% - 115.58%

Options issued and outstanding as of June 30, 2017 and their activities during the six months then ended are as follows:

	Number of Underlying Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Contractual Life Remaining in Years	Aggregate Intrinsic Value
Outstanding as of January 1, 2017	378,924	$26.25		$
Granted	1,716,323	.47
Forfeited	(3,167)	15.00
Expired	(19,081)	25.05
Outstanding as of June 30, 2017	2,072,999	4.10	9.25		$51,512
Exercisable as of June 30, 2017	229,158	31.65	7.44	$
Vested and expected to vest	2,072,999	$4.10	9.26		$51,512

At June 30, 2017, there were 1,840,530 unvested options outstanding and the related unrecognized total compensation cost associated with these options was approximately $1,427,000. This expense is expected to be recognized over a weighted-average period of 2.10 years.

NOTE 15: SUBSEQUENT EVENTS

Subsequent to June 30, 2017 and throughout August 11, 2017 an additional 1,656,666 common stock warrants have been exercised at $0.26 per warrant for cash proceeds of $434,733. As of August 14, 2017 there are 1,215,000 common stock warrants still outstanding.

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

Forward-Looking Statements

This report contains, in addition to historical information, certain information, assumptions and discussions that may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have made these statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected or anticipated. Although we believe our assumptions underlying our forward-looking statements are reasonable as of the date of this report, we cannot assure you that the forward-looking statements set out in this report will prove to be accurate. We typically identify these forward-looking statements by the use of forward-looking words such as “expect,” “potential,” “continue,” “may,” “will,” “should,” “could,” “would,” “seek,” “intend,” “plan,” “estimate,” “anticipate” or the negative version of those words or other comparable words. Forward-looking statements contained in this report include, but are not limited to, statements about:

●	whether we can obtain approval from the U.S. Food and Drug Administration, or FDA, and foreign regulatory bodies, to sell, market and distribute our therapeutics and devices under development;

●	our ability to successfully complete clinical trials of our pharmaceutical candidates under development, including endoxifen and our intraductal microcatheters to administer therapeutics, including our study using fulvestrant;

●	the success, cost and timing of our product and drug development activities and clinical trials, including whether the ongoing clinical study using our intraductal microcatheters to administer fulvestrant will enroll a sufficient number of subjects or be completed in a timely fashion or at all;

●	our ability to contract with third-party suppliers, manufacturers and service providers, including clinical research organizations, and their ability to perform adequately;

●	our ability to successfully develop and commercialize new therapeutics currently in development or that we might identify in the future and in the time frames currently expected;

●	our ability to successfully defend ongoing litigation, including the November 3, 2014 appeal of a dismissal of a securities class action law suit filed against us, and other similar complaints that may be brought in the future, in a timely manner and within the coverage, scope and limits of our insurance policies;

●	our ability to establish and maintain intellectual property rights covering our products;

●	our expectations regarding, and our ability to satisfy, federal, state and foreign regulatory requirements;

●	the accuracy of our estimates of the size and characteristics of the markets that our products and services may address;

●	our expectations as to future financial performance, expense levels and capital sources;

●	our ability to attract and retain key personnel; and

●	our ability to raise capital, including our ability to sell shares of common stock to Aspire Capital under the terms of the May 25, 2016 common stock purchase agreement with Aspire Capital.

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

Company Overview

We are a clinical-stage pharmaceutical company focused on developing novel, proprietary therapeutics and delivery methods for the treatment of breast cancer and other breast conditions. We currently have three programs underway: two using our proprietary endoxifen (oral and topical formulations) and the other using our patented microcatheter technology. Our proprietary oral and topical forms of endoxifen are the subject of a comprehensive Phase 1 clinical study in healthy women in Australia. Our patented microcatheter technology is in a Phase 2 clinical study that is also currently enrolling patients.

Approximately one in eight women will be diagnosed with breast cancer during their lifetime. Every two minutes an American woman is diagnosed with breast cancer; 40,000 die each year. Tamoxifen has been widely used for over 30 years to both treat and prevent breast cancer. Additional research has shown that it is the metabolites of tamoxifen, of which endoxifen is the most active that have potential therapeutic value.

 We are developing both oral and a topical formulation of endoxifen, which are now in a Phase 1 dose-finding clinical study being conducted by a leading Clinical Research Organization in Australia. The study is a placebo-controlled, repeat dose study of 48 healthy female volunteers. The primary end point is to assess the pharmacokinetics of both formulations of endoxifen over 28 days. The secondary endpoint is to assess safety and tolerability. We have completed enrollment in both the oral and topical arms of this study. Subject to positive results from this study, we plan to advance to one or more Phase 2 clinical studies in the second half of 2017.

Our common stock is currently quoted on The NASDAQ Capital Market under the symbol “ATOS.”

Summary of Our Programs

Oral Endoxifen. We believe that up to 50% of the one million patients taking tamoxifen in the United States each year are refractory, meaning that they have inadequate endoxifen levels (for any number of reasons including low levels of a liver enzyme) and they have an increased risk for breast cancer recurrence. Subject to favorable results from our Phase 1 study, we are planning to begin a Phase 2 study of oral endoxifen in the second half of 2017 for these patients who are refractory to tamoxifen. We are also evaluating oral endoxifen in the neo-adjuvant setting, meaning it would be used, to treat breast cancer before surgery to remove the cancerous tumor.

Topical Endoxifen. Our topical formulation is being developed for women with a condition called high breast density, which has been shown in studies to result in a higher risk of developing breast cancer. Subject to favorable results from our Phase 1 study, we are planning to begin a Phase 2 study of topical endoxifen for women with high breast density. The goal of this program is to reduce high breast density, which should result in the lowering of the risk of breast cancer. Topical endoxifen is also being evaluated for its potential in other breast conditions.

Microcatheter Technology. Our third program uses our patented microcatheter technology to deliver drugs through the nipple directly to the site of the cancer. The goals of this delivery method are to increase the amount of the drug getting to the targeted area while reducing the side effects caused by delivering the drug through the blood stream.

We believe our patented intraductal microcatheter technology may be useful in delivering a number of drugs directly to the breast tissue. The initial drug we are studying using our microcatheters is fulvestrant. Fulvestrant is FDA-approved for metastatic breast cancer. It is administered as a monthly intramuscular injection of two injections, typically into the buttocks. In 2012, a published study documented that the single dose cost of intramuscular fulvestrant was approximately $12,000.

We own one issued patent and several pending applications directed to the treatment of breast conditions, including cancer, by the intraductal administration of therapeutics, including fulvestrant.

We are currently conducting a Phase 2 study using our microcatheter technology to deliver fulvestrant at Montefiore Medical Center. This trial is a Phase 2 study in women with ductal carcinoma in situ (DCIS) or Stage 1 or 2 breast cancer (invasive ductal carcinoma) scheduled for mastectomy or lumpectomy within 30 to 45 days. This study is assessing the safety, tolerability, cellular activity and distribution of fulvestrant when delivered directly into breast milk ducts of these patients compared to those who receive the same drug by injection. Of the 30 patients required for full enrollment, six will receive the standard intramuscular injection of fulvestrant and 24 will receive fulvestrant with our microcatheter device.

The primary endpoint of the clinical trial is to compare the safety, tolerability and distribution of fulvestrant between the two routes of administration (intramuscular injection or through our microcatheters). The secondary endpoint of the study is to determine if there are changes in the expression of Ki67 as well as estrogen and progesterone receptors between a pre-fulvestrant biopsy and post-fulvestrant surgical specimens. Digital breast imaging before and after drug administration in both groups will also be performed to determine the effect of fulvestrant on any lesions as well as breast density of the participant. We cannot provide an estimate of the date by which enrollment will be completed in this study.

Our key objectives are to advance our programs through Phase 2 trials and then evaluate further development independently or with partners.

Research and Development Phase

We are in the research and development phase and are not currently marketing any products or services. We do not anticipate generating revenue unless and until we develop and launch our pharmaceutical programs.

Critical Accounting Policies and Estimates

In our Annual Report on Form 10-K/A for the year ended December 31, 2016, we disclosed our critical accounting policies and estimates upon which our financial statements are derived. There have been no changes to these policies since December 31, 2016, other than discussed in the following paragraph. Readers are encouraged to review these disclosures in conjunction with the review of this report.

Financial Instruments with Characteristics of Both Liabilities and Equity

During the three months ended June 30, 2017, the Company issued certain financial instruments, including warrants to purchase common stock, which have characteristics of both liability and equity. Financial instruments such as warrants that are classified as liabilities are fair valued upon issuance and are remeasured at fair value at subsequent reporting periods with the resulting change in fair value recorded in other income/(expense). The fair value of warrants is estimated using valuation models that require the input of subjective assumptions including stock price volatility, expected life, and the probability of future equity issuances and their impact to the price protection feature.

Results of Operations

Three and Six Months Ended June 30, 2017 and 2016

Operating Expenses: Total operating expenses were approximately $1.9 million, and $3.6 million for the three and six months ended June 30, 2017, respectively, consisting of general and administrative (G&A) expenses of approximately $1.1 million and $2.2 million, respectively, and research and development (R&D) expenses of approximately $0.8 million and $1.4 million, respectively. Total operating expenses were approximately $1.7 million and $4.0 million for the three and six months ended June 30, 2016, respectively, consisting of G&A expense of approximately $1.6 million and $3.7 million, respectively and R&D expenses of $0.2 million and $0.3 million, respectively.

Total operating expenses for the three and six months ended June 30, 2017 as compared to the same periods of 2016 increased approximately $0.2 million or 11.8% and decreased $0.4 million or 10.0%, respectively.

General and Administrative Expenses: G&A expenses for the three months ended June 30, 2017 were approximately $1,072,000, a decrease of $481,000 or 31.0%, from approximately $1.553,000, for the same period  in 2016. G&A expenses for the six months ended June 30, 2017 were approximately $2,215,000, a decrease of $1,516,000 or 40.5%, from approximately $3,731,000 for the same period in 2016. G&A expenses consist primarily of personnel and related benefit costs, facilities, professional services, insurance, and public company related expenses. The decrease in G&A expenses is mainly attributed to a reduction in payroll expenses resulting from a decrease in headcount, rent, and exit costs incurred in 2016 that were not incurred in 2017.

Research and Development Expenses: R&D expenses for the three and six months ended June 30, 2017 were approximately $824,000, and $1,368,000, respectively, an increase of approximately $655,000, or 387.6% and $1,049,000 or 328.87% from the three months and six months ended June 30, 2016, respectively. The increase in R&D expenses is attributed to salaries, manufacturing and clinical trial expenses associated with our endoxifen program for which manufacturing commenced at the beginning of 2017 and the clinical studies commenced in the second quarter of 2017. We expect our R&D expenses to increase throughout 2017 as we continue the clinical trial of fulvestrant administered via our microcatheters and as we continue the development of endoxifen and potentially other indications and pharmaceuticals.

Liquidity and Capital Resources

We have a history of operating losses as we have focused our efforts on raising capital and building our products and services in our pipeline. The Company’s consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses and negative operating cash flows since inception. For the six months ended June 30, 2017, the Company recorded a net loss of approximately $3.9 million, and used approximately $3.2 million of cash in operating activities. As of June 30, 2017, the Company had approximately $3.7 million in cash and cash equivalents and working capital of approximately $2.1 million. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. The Company can give no assurances that any additional capital that it is able to obtain, if any, will be sufficient to meet its needs, or that any such financing will be obtainable on acceptable terms. If the Company is unable to obtain adequate capital, it could be forced to cease operations or substantially curtail is commercial activities. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities should the Company be unable to continue as a going concern.

We expect that our existing resources will be sufficient to fund our planned operations for the next four to six months, however, additional capital resources will be needed to fund operations for the next twelve months.

Our ability to continue as a going concern is dependent on our obtaining additional adequate capital to fund additional operating losses until we become profitable. If we are unable to obtain adequate capital, we could be forced to cease operations.

Cash Flows

As of June 30, 2017 the Company had cash and cash equivalents of $3.7 million.

Net Cash Flows from Operating Activities: Net cash used in operating activities was approximately $3.2 million for the six months ended June 30, 2017, compared with approximately $4.7 million for the six months ended June 30, 2016. The decrease in the 2017 period as compared to 2016 results primarily from reductions in compensation from reduced headcount, reduced occupancy expenses, reduced consulting fees, and from severance payments in 2016 that were not incurred in 2017.

Net Cash Flows from Investing Activities: There was no net cash used in investing activities for the six months ended June 30, 2017, compared with approximately $5,000 for six months ended June 30, 2016. The decrease in 2017 was attributable to the reduction in purchases of fixed asset equipment in 2017 as compared to 2016.

Net Cash Flows from Financing Activities: Net cash provided by financing activities generated proceeds of $3.9 million for the six months ended June 30, 2017, as compared with $2.1 million for the six months ended June 30, 2016. The increase is mainly attributed to our completed public offering in the second quarter of 2017 as compared to a lower level of sales of our stock to Aspire in the second quarter of 2016.

Funding Requirements

We expect to incur ongoing operating losses for the foreseeable future as we continue to develop our planned therapeutic programs including related clinical studies and other programs in the pipeline. We expect that our existing resources will be sufficient to fund our planned operations for at least the next four to six months. In addition to our cash and cash equivalents at June 30, 2017 of approximately $3.7 million, we will be seeking to raise capital through sales of securities to third parties and existing stockholders to fund operations later in the year. If we are unable to raise additional capital when needed, however, we could be forced to curtail or cease operations. Our future capital uses and requirements depend on the time and expenses needed to begin and continue clinical trials for our new drug developments.

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

Recent Accounting Pronouncements

In February 2016, Financial Accounting Standards Board (“FASB”) issued Accounting Standards Updated (“ASU”) No. 2016-02, Lease Accounting Topic 842. This ASU requires a lessee to recognize lease assets and liabilities on the balance sheet for all arrangements with terms longer than 12 months. The new standard applies a right-of-use (ROU) model that requires a lessee to record, for all leases with a lease term of more than 12 months, an asset representing its right to use the underlying asset for the lease term and a liability to make lease payments. The lease term is the non-cancellable period of the lease, and includes both periods covered by an option to extend the lease, if the lessee is reasonably certain to exercise that option, and periods covered by an option to terminate the lease, if the lessee is reasonably certain not to exercise that termination option. For leases with a lease term of 12 months or less, a practical expedient is available whereby a lessee may elect, by class of underlying asset, not to recognize an ROU asset or lease liability. A lessee making this accounting policy election would recognize lease expense over the term of the lease, generally in a straight-line pattern. The Lessor accounting remains largely consistent with existing U.S. GAAP. The new standard takes effect in 2019 for public business entities. The Company has not adopted the provisions of ASU No. 2016-02. We are currently evaluating the impact of our pending adoption of ASU 2016-02 on our consolidated financial statements.

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

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows, amending the presentation of restricted cash within the statement of cash flows. The new guidance requires that restricted cash be included within cash and cash equivalents on the statement of cash flows. The ASU is effective retrospectively for reporting periods beginning after December 15, 2017, with early adoption permitted. The Company has not yet adopted the provisions of ASU No. 2016-18 and does not expect it will have a material impact on the financial statements upon adoption.

 In July 2017, the FASB issued ASU 2017-11, Accounting for Certain Financial Instruments with Down Round Features and Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. Part I of this ASU addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of future equity offerings. Current accounting guidance requires financial instruments with down round features to be accounted for at fair value. Part II of the Update applies only to nonpublic companies and is therefore not applicable to the Company. The amendments in Part I of the Update change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. For freestanding equity-classified financial instruments, the amendments require entities that present earnings per share (EPS) in accordance with Topic 260 to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. This Update is effective for public entities for fiscal years beginning after December 15, 2018. Early adoption is permitted. The Company has not yet determined when it will adopt the provisions of this Update and has not yet determined the impact on its consolidated financial statements upon adoption.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer concluded that, as of June 30, 2017, the Company’s disclosure controls and procedures were not effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect our disclosure controls and procedures.

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

For the year ended December 31, 2016, we also identified a material weakness in that we did not design and maintain effective controls over the calculation of the weighted average number of shares outstanding and basic and diluted loss per share for the year ended December 31, 2016 because the calculation of weighted average shares outstanding did not include the shares of common stock we issued in August 2016. The preparation and review of the weighted average share calculation was not performed at an appropriately detailed level to prevent or detect this error, which led to a material error in our calculation of the weighted average number of shares outstanding and the net loss per share for the year ended December 31, 2016. During the first and second quarter of 2017, we began implementing a remediation plan to enhance the procedures performed to document our preparation of and to independently review the calculation of weighted average shares outstanding and income (loss) per share. Our enhanced review procedures and documentation standards were in place during the first and second quarter of 2017. The material weakness cannot be considered remediated until the control has operated for a sufficient period of time and until management has concluded that the control is operating effectively.

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

On February 14, 2014, the Court appointed plaintiffs Miko Levi, Bandar Almosa and Gregory Harrison (collectively, the “Levi Group”) as lead plaintiffs, and approved their selection of co-lead counsel and liaison counsel. The Court also amended the caption of the case to read In re Atossa Genetics, Inc. Securities Litigation No. 2:13-cv-01836-RSM. An amended complaint was filed on April 15, 2014. The Company and other defendants filed motions to dismiss the amended complaint on May 30, 2014. On October 6, 2014 the Court granted defendants’ motion dismissing all claims against Atossa and all other defendants. On October 30, 2014, the Court entered a final order of dismissal. On November 3, 2014, plaintiffs filed a notice of appeal with the Court and have appealed the Court’s dismissal order to the U.S. Court of Appeals for the Ninth Circuit. The appeal was fully briefed and oral argument took place on May 18, 2017. We are currently awaiting a decision from the Court.

We believe this complaint is without merit and plan to defend ourselves vigorously; however failure to obtain a favorable resolution of the claims set forth in the complaint could have a material adverse effect on our business, results of operations and financial condition.  Currently, the amount of such material adverse effect cannot be reasonably estimated, and no provision or liability has been recorded for these claims as of June 30, 2017. The costs associated with defending and resolving the complaint and ultimate outcome cannot be predicted. These matters are subject to inherent uncertainties and the actual cost, as well as the distraction from the conduct of our business, will depend upon many unknown factors and management’s view of these may change in the future.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

ITEM 6. EXHIBITS

(a)	Exhibits
Incorporated by Reference Herein
Exhibit No.	Description	Form	Date
3.1	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock	Form 10-Q	May 11, 2017

10.1	Underwriting Agreement between Atossa Genetics Inc. and Aegis Capital Corp. as representative of the several underwriters, dated March 28, 2017	Current Report on Form 8-K, as Exhibit 1.1	April 4, 2017

10.2	2010 Stock Option and Incentive Plan, as amended	Form 10-Q	May 11, 2017

31.1	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of Steven C. Quay	Filed herewith

31.2	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of Kyle Guse	Filed herewith

32.1	Certification pursuant to 18 U.S.C. Section 1350 of Steven C. Quay	Filed herewith

32.2	Certification pursuant to 18 U.S.C. Section 1350 of Kyle Guse	Filed herewith

101	Interactive Data Files pursuant to Rule 405 of Regulation S-T	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2017

/s/ Steven C. Quay
President and Chief Executive Officer
(On behalf of the Registrant)

/s/ Kyle Guse
Kyle Guse
Chief Financial Officer, General Counsel and Secretary
(As Principal Financial and Accounting Officer)

29