Form 10-K
period 2017-12-31
ATOSSA GENETICS INC
filed 2018-03-08
CIK 1488039

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2017

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

Registrant’s telephone number, including area code: 866-893-4927

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

Emerging growth company ☐

 If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13a of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No   ☒

As of June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates was $4,852,826. Shares of common stock held by each officer and director and by each person who is known to own 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates of the Company. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the registrant's common stock, par value $0.015, as of February 28, 2018 was 31,822,741.

ATOSSA GENETICS INC.
2017 FORM 10-K REPORT
TABLE OF CONTENTS

NOTE REGARDING FORWARD-LOOKING STATEMENTS

Statements made in this report on Form 10-K that are not statements of historical information are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have made these statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected or anticipated. Although we believe our assumptions underlying our forward-looking statements are reasonable as of the date of this report we cannot assure you that the forward-looking statements set out in this report will prove to be accurate. We typically identify these forward-looking statements by the use of forward-looking words such as “expect,” “potential,” “continue,” “may,” “will,” “should,” “could,” “would,” “seek,” “intend,” “plan,” “estimate,” “anticipate” or the negative version of those words or other comparable words. Forward-looking statements contained in this report include, but are not limited to, statements about:

●	whether we can obtain approval from the U.S. Food and Drug Administration, or FDA, and foreign regulatory bodies, to commence our clinical studies and to sell, market and distribute our therapeutics and devices under development;

●

our ability to successfully initiate and complete clinical trials of our pharmaceutical candidates under development, including endoxifen (Endoxifen; an active metabolite of Tamoxifen) and our intraductal microcatheters to administer therapeutics, including our study using fulvestrant;

●	the success, cost and timing of our product and drug development activities and clinical trials, including whether the ongoing clinical study using our intraductal microcatheters to administer fulvestrant will enroll a sufficient number of subjects, if any, or be completed in a timely fashion or at all;

●	our ability to contract with third-party suppliers, manufacturers and service providers, including clinical research organizations, and their ability to perform adequately;

●	our ability to successfully develop and commercialize new therapeutics currently in development or that we might identify in the future and in the time frames currently expected;

●	our ability to successfully defend litigation and other similar complaints that may be brought in the future, in a timely manner and within the coverage, scope and limits of our insurance policies;

●	our ability to establish and maintain intellectual property rights covering our products;

●	our expectations regarding, and our ability to satisfy, federal, state and foreign regulatory requirements;

●	the accuracy of our estimates of the size and characteristics of the markets that our products and services may address;

●	our expectations as to future financial performance, expense levels and capital sources;

●	our ability to attract and retain key personnel; and

●	our ability to raise capital.

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

Unless otherwise noted, the term “Atossa Genetics” “Atossa,” the “Company,” “we,” “us,” and “our” refers to Atossa Genetics Inc., a Delaware corporation. We were incorporated in Delaware in April 2009. Our principal executive offices are located at 107 Spring Street, Seattle, Washington 98104, and our telephone number is 866-893-4927.

Our name and logo, Atossa, and Atossa Genetics (stylized) are our registered trademarks. This report also includes additional trademarks, trade names and service marks of third parties, which are the property of their respective owners. You are advised to read this Annual Report on Form 10-K in conjunction with other reports and documents that we file from time to time with the Securities and Exchange Commission (the “SEC”). In particular, please read our definitive proxy statement, which will be filed with the SEC in connection with our 2018 Annual Meeting of Stockholders, our Quarterly Reports on 10-Q and any Current Reports on Form 8-K that we may file from time to time. You may obtain copies of these reports after the date of this annual report from the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. In addition the SEC maintains information for electronic filers (including Atossa) at its website www.sec.gov. The public may obtain information regarding the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

PART I

ITEM 1.    BUSINESS

Overview

We are a clinical-stage pharmaceutical company focused on developing novel, proprietary therapeutics and delivery methods for the treatment of breast cancer and other breast conditions. We are developing Endoxifen with two routes of delivery: a topical formulation, applied like a lotion, for the treatment of a condition called mammographic breast density (or, MBD); and an oral formulation for breast cancer survivors who do not benefit from taking oral tamoxifen, a current FDA-approved standard of care. We are also developing our patented intraductal microcatheter technology to potentially target the delivery of therapies, including fulvestrant, immunotherapies and Chimeric Antigen Receptor T-cell therapies (CAR-T therapies), directly to the site of breast cancer.

In 2017, we completed a Phase 1 clinical study of our proprietary oral and topical formulations of Endoxifen. All objectives were met: there were no clinically significant safety signals and no clinically significant adverse events, and both the oral and topical Endoxifen were well tolerated. In the topical arm of the study, low but measurable Endoxifen levels were detected in the blood in a dose-dependent fashion. In the oral arm of the study, participants exhibited dose-dependent Endoxifen levels that met or exceeded the published therapeutic level. The median time for patients in the study to reach the steady-state serum levels of Endoxifen while taking daily doses of oral Endoxifen was 7 days. Published literature indicates that it takes approximately 50-200 days for patients to reach steady-state Endoxifen levels when taking daily doses of oral tamoxifen.

We are currently conducting a Phase 2 study at Montefiore Medical Center, Bronx, New York, using our intraductal microcatheter technology to deliver fulvestrant. Our program to use our intraductal microcatheters to deliver CAR-T and other immunotherapies is in the research and development phase.

We plan to open enrollment in two Phase 2 studies of our proprietary Endoxifen in the first half of 2018: a study in Stockholm, Sweden using our topical Endoxifen to treat MBD and a study of our oral Endoxifen in Australia to treat patients who do not benefit from taking tamoxifen. We expect to complete these studies in the second half of 2018.

Our key objectives are to advance our programs through Phase 2 trials and then evaluate further development independently or with partners.

Our common stock is currently quoted on The NASDAQ Capital Market under the symbol “ATOS.”

Our Programs Under Development

Endoxifen

Oral tamoxifen has been widely used for over 30 years to both treat and prevent breast cancer. Tamoxifen, however, has significant drawbacks: First, it can cause side effects including headaches, nausea and early menopausal symptoms as well as rare but serious side effects such as cataracts, stokes and cancer of the uterus. Second, tamoxifen is a “pro-drug,” meaning that it must be processed by the liver in order to produce therapeutic metabolites. The metabolite in tamoxifen that accounts for most of its therapeutic activity is called Endoxifen. Unfortunately, up to 50% of breast cancer survivors who are taking tamoxifen do not produce therapeutic levels of Endoxifen (meaning they are “refractory”) for a number of reasons including that they, due to their genotype, do not have the requisite liver enzymes. Additionally, it can take from 50-200 days for tamoxifen to reach “steady-state” meaning that the drug may be providing little or no benefit for up to several months after starting treatment. We are developing Endoxifen to address the shortcomings of tamoxifen.

We are developing two different presentations of proprietary Endoxifen for two different potential treatment settings: First, we are developing topical Endoxifen for women with MBD for transdermal or “topical” administration. Legislation that has been recently enacted in approximately 30 states requires that women be notified if they have MBD and those notifications typically state that women with MBD have a higher risk of developing breast cancer, and that mammography may not be as effective in detecting breast cancer because the MBD can “mask” the detection of cancers. We estimate that approximately ten million women in the Unites States have MBD, for which there is no FDA-approved treatment. Although oral tamoxifen is approved to prevent breast cancer in “high-risk” women, it is used by less than 5% of women with an increased risk of developing breast cancer because of the actual or perceived side effects and risks of tamoxifen. We believe our topical Endoxifen may provide an effective treatment for MBD because, unlike an oral medication, it is applied directly to the breast and penetrates the skin; it does not require metabolism by the liver; and it may produce fewer side effects than tamoxifen. Moreover, our topical Endoxifen may improve mammography accuracy and patient care by unmasking cancerous tumors that are otherwise hidden by breast density. In two separate reports of film-screen mammography, mammographic sensitivity decreased from a level of 85.7%–88.8% in patients with almost entirely fatty tissue to 62.2%–68.1% in patients with extremely dense breast tissue.

Second, we are developing oral Endoxifen for breast cancer patients who are refractory to tamoxifen. Approximately one million breast cancer patients take tamoxifen to prevent recurrent and new breast cancer; however, up to 50% of those patients are refractory to tamoxifen. We believe our oral Endoxifen may provide an effective treatment supplement or option for these refractory patients because Endoxifen, unlike tamoxifen, does not require liver metabolism.

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

In September 2017, we reported preliminary results for the topical arm of the study and in October 2017 we reported preliminary results for the oral arm of the study. We concluded that all objectives were successfully met in both arms of the study: there were no clinically significant safety signals and no clinically significant adverse events and both the oral and topical Endoxifen were well tolerated. In the topical arm of the study, there were low but measurable Endoxifen levels detected in the blood in a dose-dependent fashion and in the oral arm of the study participants exhibited dose-dependent Endoxifen levels in published reports of the therapeutic range. The median time for patients in the study to reach the steady-state serum levels of Endoxifen while taking daily doses of oral Endoxifen was 7 days. Published literature indicates that it takes approximately 50-200 days for patients to reach steady-state Endoxifen levels when taking daily doses of oral tamoxifen. Finally, the median time for patients in the study to reach the maximum serum level of Endoxifen after taking Atossa’s oral Endoxifen ranged from 4 to 8 hours (depending on dose).  The 4 mg dose of Endoxifen produced a maximum serum level of Endoxifen in 4 to 8 hours at levels above the generally accepted threshold for a therapeutic effect on estrogen-dependent breast cancer.

In September 2017, we contracted Stockholm South General Hospital in Sweden to conduct a Phase 2 study of our topical Endoxifen. The study will be led by principal investigator Dr. Per Hall, MD, Ph.D., Head of the Department of Medical Epidemiology and Biostatistics at Karolinska Institutet. We have applied for approval from the Institutional Review Board and Swedish regulatory authority (Medical Products Agency) to begin enrollment. The primary endpoint is MBD reduction, as well as safety and tolerability. We are planning to open this study in the first half of 2018 and to complete it in the second half of 2018.

We plan to commence a Phase 2 clinical study in Australia using our oral Endoxifen for patients who are refractory to tamoxifen. We have retained a clinical research organization to manage the study and we plan to open the study in the first half of 2018 and to complete it in the second half of 2018.

Proprietary Intraductal Microcatheter Technology

We believe our patented intraductal microcatheters may be useful in delivering CAR-T, immunotherapies and a number of drugs to the ducts in the breast, the site of the majority of early breast cancers. Doing so is intended to provide a therapeutic directly to the breast tissue while at the same time reducing delivery of the drug to healthy tissue. We must obtain FDA approval of any therapy delivered via our intraductal microcatheters devices, which will require expensive and time-consuming studies in the current regulatory framework. For example, we must complete clinical studies to demonstrate the safety and tolerability of fulvestrant using our delivery method. We may not be successful in completing these studies or obtaining approval from the FDA or other applicable foreign regulatory authority.

Breast cancers and precancerous lesions are typically treated with systemically administered agents such as tamoxifen, Faslodex, Perjeta and Herceptin. However, these therapies can cause serious side effects which may lead to poor patient compliance with the treatment regimens. Providing therapies directly into the breast ducts targeting the site of the localized cancerous lesions could reduce the need for systemic anti-cancer therapies, and potentially reduce or eliminate the systemic side effects of the therapies and morbidity in such patients, and ultimately improve patient compliance and ultimately reduce mortality.

TRAP CAR-T

Much of the recent success in the field of chimeric antigen receptor therapy, or CAR-T, has relied on the systemic delivery (for example a needle injection into the blood stream) of the CAR-T which is intended to treat various non-solid tumor cancers, such as blood cancers. One concern with this systemic approach is that it does not target the location of the cancer and it can have adverse affects, including deadly “cytokine storms.” Moreover, CAR-T treatments delivered systemically can be as high as $500,000 per patient.

We are developing a novel method to deliver CAR-T cells into the ducts of the breast for the potential targeted treatment of breast cancer. This approach uses our proprietary intraductal microcatheter technology for the potential transpapillary, or “TRAP,” delivery of either T-cells that have been genetically modified to attack breast cancer cells or various immune-therapies. We believe this method has several potential advantages including the reduction of toxicity by limiting systemic exposure of the T-cells or immunotherapy; improved efficacy by placing the T-cells or immunotherapy in direct contact with the target ductal epithelial cells that are undergoing malignant transformation; and, lymphatic migration of the CAR-T cells or immunotherapy potentially extending their cytotoxic actions into the regional lymph system, which could limit tumor cell dissemination. Moreover, our proprietary approach may be more cost effective if lower doses of therapy can be delivered compared to systemic CAR-T. Our approach is in the R&D stage and is currently not FDA approved. In 2018 we intend to commence studies that will help demonstrate safety and efficacy of this novel approach.

The TRAP delivery of therapeutics in breast cancer clinical trials have demonstrated “that cytotoxic drugs can be safely administered into breast ducts with minimal toxicity” (Zhang B, et al. Chin J Cancer Res. 2014 Oct;26(5):579-87; www.ncbi.nlm.nih.gov/pubmed/25400424). T cells are removed from a patient and modified so that they express receptors specific to the patient's particular breast cancer. The T cells, which can then recognize and kill the cancer cells, are reintroduced into the patient using a microcatheter into the natural ducts of the breast. Chimeric antigen receptors (or, “CARs” and also known as chimeric immunoreceptors, chimeric T cell receptors, artificial T cell receptors or CAR-T) are engineered receptors, which graft an arbitrary specificity onto an immune effector cell (“T cell”). Typically, these receptors are used to graft the specificity of a monoclonal antibody onto a T cell, with transfer of their coding sequence facilitated by retroviral vectors. The receptors are called chimeric because they are composed of parts from different sources.

We have developed a foundational intellectual property position with respect to TRAP CAR-T, and we intend to continue research and development through partnership with leading investigators, institutions, and organizations around the world, bringing our technology and expertise in TRAP delivery together with experts in cancer immunology and T-cell biology.

Delivery of Drugs via our Microcatheters

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

Markets

Potential Market Opportunities

We believe that, based in part on a January 2017 study by Defined Health, a leading market research firm, the potential U.S. market for intraductal administration of fulvestrant or similar drugs in DCIS patients is up to $800 million annually. This estimate includes treatment of DCIS patients prior to surgery as well as patients who would use intraductal treatment as an alternative to surgery. We believe that the potential U.S. market for endoxifen in the treatment and prevention settings is up to $1 billion annually.

The Breast Cancer and Related Markets

The American Cancer Society (“ACS”) estimates that in 2017, 250,000 women will be diagnosed with breast cancer in the United States. Every two minutes an American woman is diagnosed with breast cancer and 40,000 die each year. Although about 100 times less common than in women, breast cancer also affects men. The ACS estimates that the lifetime risk of men getting breast cancer is about 1 in 1,000; 2,470 new cases of invasive breast cancer will be diagnosed; and 460 men will die from breast cancer in 2017.

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

Our Medical Devices

The use of our patented intraductal microcatheter devices is being developed for the targeted delivery of potential drugs, CAR-T and immunotherapies, as described above.

Our medical devices also include the ForeCYTE Breast Aspirator and the FullCYTE Breast Aspirator, which collect specimens of nipple aspirate fluid (NAF) for cytological testing at a laboratory, and a universal transport kit to assist with the packaging and transport of NAF samples to a laboratory. We also own the exclusive rights to manufacture and sell various medical devices (although we do not currently maintain an inventory of our devices) consisting primarily of tools to assist breast surgeons, which we acquired from Acueity Healthcare in 2012. We are not currently commercializing our breast aspirator devices, transportation kits, tools for breast surgeons and NAF cytology tests.

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

As of December 31, 2017, we had cash and cash equivalents of $7,217,469. Our capital raising activity in 2016 and 2017 consisted of the following (all amounts have been adjusted to reflect the 1:15 reverse stock split we effectuated on August 26, 2016):

2016 Financing Activities

During the first quarter of 2016, we sold 405,747 shares of common stock to Aspire Capital pursuant to an arrangement that we had entered into with them in November 2015 for aggregate gross proceeds of $2.2 million, or net proceeds of $2.1 million after deducting costs of the offering.

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

In August 2016, we completed an underwritten public offering of 1,150,000 shares of common stock at a price per share of $2.50, with gross proceeds to us of $2.9 million, or proceeds of $2.6 million after deducting underwriter discounts, commissions, non-accountable expense allowances and expense reimbursements.

2017 Financing Activities

On April 3, 2017, we closed an underwritten public offering that generated gross proceeds to us of approximately $4.4 million and net proceeds of approximately $3.9 million after deducting underwriting discounts and commissions and other offering expenses paid by the Company.

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

On October 30, 2017, we closed a public offering which generated gross proceeds to us of approximately $5.5 million and net proceeds of $4.9 million after deducting underwriting discounts, commissions and other offering expenses paid by the company.

The offering included 11,500,000 shares of common stock at a public offering price of $0.44 per share. In addition, the underwriter exercised the over-allotment to purchase an additional 1,000,000 shares of common stock at the offering price of $0.44 per share, which are included in the gross proceeds of $5.5 million.

On December 20, 2017, we entered into a securities purchase agreement, which closed on December 22, 2017, with certain purchasers named therein relating to the offering and sale of 5,300,000 shares of our common stock at a public offering price of $0.27 per share. The offering generated gross proceeds to the Company of approximately $1.4 million and net proceeds of $1.2 million after deducting underwriting discounts, commissions, and other offering expenses paid by the company.

Concurrently with the December 22, 2017 public offering we also commenced a private placement in which we issued and sold Class A and Class B Warrants, exercisable for an aggregate of 10,600,000 shares of common stock, at an exercise price of $0.315 per share. The public offering and the private placement involve the same purchasers. The Class A and Class B Warrants exercise price is fixed at $0.315 per warrant, and will become exercisable commencing six months from issuance. The Class A Warrants will expire eight months from issuance, while the Class B Warrants will expire on the first anniversary of the date of issuance. Other than the different expiration dates, the Class A Warrants and Class B Warrants have identical terms. None of the Class A Warrants, the Class B Warrants nor the shares issuable upon exercise of such Warrants have been registered with the Securities and Exchange Commission, although we plan to register the shares issuable upon exercise of the Warrants prior to the dates on which they become exercisable.

Research and Development

Our pharmaceutical programs and delivery methods using intraductal microcatheter are in the research and development phase. Research and development costs are generally expensed as incurred. Our research and development expenses include, for example, manufacturing expenses for our drugs under development, expenses associated with clinical studies and associated salaries and benefits. Research and development expenses for the years ended December 31, 2017 and 2016 were $2,328,087 and $770,472, respectively.

Intellectual Property

As of February 28, 2018, and based on a recent periodic review of our patent estate, we own 13 issued patents (11 US and 2 international) and 24 pending patent applications (9 in the United States, and 15 international applications) directed to our programs on Endoxifen, Fulvestrant, CAR-T therapeutics and intraductal delivery using devices such as microcatheters. The foregoing patent counts exclude certain patents and applications with short patent terms remaining on them and those covering our ForeCyte, FullCyte and Acueity devices and various tests that are no longer core to our business. The patent counts disclosed herein and in our patent estate are subject to change.

Atossa and Atossa Genetics (stylized) are our registered trademarks.

Manufacturing, Clinical Studies and Associated Operations

Our drug development strategy utilizes third party contractors for the procurement and manufacture, as applicable, of raw materials, active pharmaceutical ingredients and finished drug products, as well as for storage, and distribution of our products and associated supply chain operations. We also plan to rely on third parties to conduct pre-clinical and clinical studies of our drugs and microcatheter technology under development. As our development pipeline continues to expand, we expect that our manufacturing, pre-clinical and clinical studies, and related operational requirements will correspondingly increase. Each third-party contractor undergoes a formal qualification process by Atossa subject matter experts prior to signing any service agreement and initiating any third-party work.

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

A study sponsor is required to submit certain details about active clinical trials and clinical trial results to the National Institutes of Health for public posting on http://clinicaltrials.gov. Human clinical trials typically are conducted in three sequential phases, although the phases may overlap with one another:

●	Phase 1 clinical trials include the initial administration of the investigational drug to humans, typically to a small group of healthy human subjects, but occasionally to a group of patients with the targeted disease or disorder. Phase 1 clinical trials generally are intended to determine the metabolism and pharmacologic actions of the drug, the side effects associated with increasing doses, and, if possible, to gain early evidence of effectiveness.

●	Phase 2 clinical trials generally are controlled studies that involve a relatively small sample of the intended patient population, and are designed to develop data regarding the product’s effectiveness, to determine dose response and the optimal dose range and to gather additional information relating to safety and potential adverse effects.

●	Phase 3 clinical trials are conducted after preliminary evidence of effectiveness has been obtained, and are intended to gather the additional information about safety and effectiveness necessary to evaluate the drug’s overall risk-benefit profile, and to provide a basis for physician labeling. Generally, Phase 3 clinical development programs consist of expanded, large-scale studies of patients with the target disease or disorder to obtain statistical evidence of the efficacy and safety of the drug, or the safety, purity, and potency of a biological product, at the proposed dosing regimen.

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

Before approving an NDA, the FDA usually inspects the clinical sites with the greatest accrual to confirm the veracity of the clinical data, execution of the clinical study and protection of patient safety. The FDA will inspect the facility or the facilities where the product is manufactured, tested and distributed. Approval is not granted if these inspections raise concerns about the execution of the clinical studies or there is a lack of cGMP compliance. If the FDA evaluates the NDA and determines the clinical trial execution and manufacturing facilities as acceptable, the FDA may issue an approval letter. If the NDA is not approved, the FDA issues a complete response letter which is only issued for applications that are not approved. The approval letter authorizes commercial marketing of the drug for specific indications. As a condition of approval, the FDA may require post-marketing testing and surveillance to monitor the product’s safety or efficacy, or impose other post-approval commitment conditions.

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

Further, the EU has recently adopted a comprehensive overhaul of its data protection regime from the current national legislative approach to a single European Economic Area Privacy Regulation, the General Data Protection Regulation 2016/679/EU (“GDPR”), which comes into effect in May 2018. The EU data protection regime extends the scope of the EU data protection law to all foreign companies controlling, processing, and/or using data of EU residents. It imposes a strict data protection compliance regime with severe penalties of up to the greater of 4% of worldwide turnover and €20 million and includes new rights such as the “right to be forgotten” and “portability” of personal data, with more onerous requirements related to pseudo-anonymization and anonymization of personal data. Further, the scope of “personal data” has been expanded to include genetic data, and data concerning health and adverse event reporting from clinical trials. The Company is evaluating its ability and the cost to comply with the new EU regulations. Failure to comply with these laws could lead to government enforcement actions and significant penalties against us, and adversely impact our operating results.

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

The commencement or completion of clinical trials, if any, that we may sponsor, may be delayed or halted, or be inadequate to support approval of a PMA application or clearance of a premarket notification for numerous reasons, including, but not limited to, the following:

●	the FDA or other regulatory authorities do not approve a clinical trial protocol or a clinical trial (or a change to a previously approved protocol or trial that requires approval), or place a clinical trial on hold;

●	patients do not enroll in clinical trials or follow up at the rate expected;

●	institutional review boards and third-party clinical investigators may delay or reject the Company’s trial protocol or changes to its trial protocol;

●	third-party clinical investigators decline to participate in a trial or do not perform a trial on the Company’s anticipated schedule or consistent with the clinical trial protocol, investigator agreements, Good Clinical Practices or other FDA requirements;

●	third-party organizations do not perform data collection and analysis in a timely or accurate manner;

●	regulatory inspections of clinical trials or manufacturing facilities, which may, among other things, require the Company to undertake corrective action or suspend or terminate its clinical trials;

●	changes in governmental regulations or administrative actions;

●	the interim or final results of the clinical trial are inconclusive or unfavorable as to safety or effectiveness; and

●	the FDA concludes that the Company’s trial design is inadequate to demonstrate safety and effectiveness.

After a device is approved and placed in commercial distribution, numerous regulatory requirements apply. These include:

●	establishment registration and device listing;

●	the Quality System Regulations (QSR), which requires manufacturers to follow design, testing, control, documentation and other quality assurance procedures;

●	labeling regulations, which prohibit the promotion of products for unapproved or “off-label” uses and impose other restrictions on labeling;

●	medical device reporting regulations, which require that manufacturers report to the FDA if a device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if malfunctions were to occur; and

●	corrections and removal reporting regulations, which require that manufacturers report to the FDA field corrections and product recalls or removals if undertaken to reduce a risk to health posed by the device or to remedy a violation of the FDCA caused by the device that may present a risk to health.

The FDA enforces regulatory requirements by conducting periodic, announced and unannounced inspections and market surveillance. Inspections may include the manufacturing facilities of our subcontractors. Failure to comply with applicable regulatory requirements, including those applicable to the conduct of our clinical trials, can result in enforcement action by the FDA, which may lead to any of the following sanctions:

●	warning letters or untitled letters;

●	fines and civil penalties;

●	unanticipated expenditures;

●	delays in clearing or approving or refusal to clear or approve products;

●	withdrawal or suspension of FDA clearance;

●	product recall or seizure;

●	orders for physician notification or device repair, replacement, or refund;

●	production interruptions;

●	operating restrictions; and

●	criminal prosecution.

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

Privacy and Security of Health Information and Personal Information; Standard Transactions

We are subject to state and federal laws and implementing regulations relating to the privacy and security of the medical information of the patients it treats. The principal federal legislation is part of HIPAA. Pursuant to HIPAA, the Secretary of the Department of Health and Human Services, or HHS, has issued final regulations designed to improve the efficiency and effectiveness of the healthcare system by facilitating the electronic exchange of information in certain financial and administrative transactions, while protecting the privacy and security of the patient information exchanged. International regulations (such as the current Directive 95/46/EC and from May 25, 2018, the GDPR) also provide privacy protection to clinical trial participants of their personal health care information. We take appropriate steps to protect the privacy of our clinical study participants. We are evaluating our ability and cost to comply with the new EU GDPR regulations, and as a result of that evaluation we may make changes to our business practices and may incur additional costs.

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

Legal Proceedings

See “Part I, Item 3. Legal Proceedings” in this Annual Report, which is incorporated into this Part 1, Item 1 by this reference.

Employees

As of the date of filing this report, we employed two executive officers, one full-time employee and four part-time employees. We expect that we will hire more employees as we expand.

Executive officers

The names of our executive officers and their ages as of December 31, 2017 are as follows:

Name	Age	Position
Executive Officers:
Steven C. Quay, M.D., Ph.D.	67	Chairman of the Board, President and Chief Executive Officer
Kyle Guse, Esq., CPA	54	Chief Financial Officer, General Counsel and Secretary

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

Kyle Guse, Esq., CPA.  Mr. Guse has served as Chief Financial Officer, General Counsel and Secretary since January 2013. His experience includes more than 25 years of counseling life sciences and other rapid growth companies through all aspects of finance, corporate governance, securities laws and commercialization. Mr. Guse has practiced law at several of the largest international law firms, including from January 2012 through January 2013 as a partner at Baker Botts LLP and, prior to that, from October 2007 to January 2012, as a partner at McDermott Will & Emery LLP. Before working at McDermott Will & Emery, Mr. Guse previously served as a partner at Heller Ehrman LLP. Mr. Guse began his career as an accountant at Deloitte & Touche and he is a licensed Certified Public Accountant and member of the Bar in the State of California. Mr. Guse earned a B.S. in business administration and an M.B.A. from California State University, Sacramento, and a J.D. from Santa Clara University School of Law.

Insurance

We currently maintain director’s and officer’s insurance, key-man life insurance for our Chief Executive Officer, commercial general and office premises liability insurance, insurance on our clinical studies, and product errors and omissions liability insurance for our products and services.

Research and Development Phase

We are in the research and development phase and are not currently marketing any products or services. We do not anticipate generating revenue unless and until we develop and launch our pharmaceutical or device programs.

ITEM 1A.    RISK FACTORS

Purchasing of our shares of common stock is an investment in our securities and involves a high degree of risk. You should carefully consider the following information about these risks, together with the other information contained in this Annual Report, before purchasing our securities. If any of the following risks actually occur, our business, financial condition and results of operations would likely suffer. In that case, the market price of the common stock could decline, and you may lose part or all of your investment in our company. Additional risks of which we are not presently aware or that we currently believe are immaterial may also harm our business and results of operations.

Risks Relating to our Business

We have only a limited operating history, and, as such, an investor cannot assess our profitability or performance based on past results.

We were incorporated in Delaware in April 2009. Initially, our operations were focused on establishing our CLIA-certified laboratory, commercializing our ForeCYTE and FullCYTE Breast Aspirators and manufacturing our intraductal microcatheters. In December 2015, we sold our laboratory, ceased generating revenue and refocused our business on the development of novel therapeutics and delivery methods for the treatment of breast cancer and other breast conditions. Because of our limited operating history, particularly in the area of pharmaceutical development, our revenue and income potential is uncertain and cannot be based on prior results. Any evaluation of our business and prospects must be considered in light of these factors and the risks and uncertainties often encountered by companies in the development stage. Some of these risks and uncertainties include our ability to:

●	commence, execute and obtain successful results from our clinical studies;

●	obtain regulatory approvals in the United States and elsewhere for our pharmaceuticals and intraductal microcatheters we are developing;

●	work with contract manufacturers to produce our pharmaceuticals under development and our intraductal microcatheter in clinical and commercial quantities on acceptable terms and in accordance with required standards;

●	respond effectively to competition;

●	manage growth in operations;

●	respond to changes in applicable government regulations and legislation;

●	access additional capital when required; and

●	attract and retain key personnel.

We may not continue as a going concern.

We have not yet established an ongoing source of revenue sufficient to cover operating costs and allow us to continue as a going concern. Our ability to continue as a going concern is dependent on obtaining adequate capital to fund operating losses until we become profitable. If we are unable to obtain adequate capital, we may be unable to develop and commercialize our product offerings or geographic reach and we could be forced to cease operations. The report issued by our independent registered public accounting firm on the consolidated financial statements for the year ended December 31, 2017 included an explanatory paragraph that there is substantial doubt about our ability to continue as a going concern.

If we do not raise additional capital, we anticipate liquidity issues in the next six to eight months.

For the year ended December 31, 2017, we incurred a net loss of $8,122,581 and we had an accumulated deficit of $65,426,329. As of the date of filing this Annual Report, we expect that our existing resources will be sufficient to fund our planned operations for at least the next six to eight months. We have not yet established an ongoing source of revenue sufficient to cover our operating costs and allow us to continue as a going concern. Our ability to continue as a going concern is dependent on obtaining adequate capital to fund operating losses until we become profitable. We currently have no other products and services approved for commercialization. We may not receive or maintain regulatory clearance for our products and other sources of capital may not be available when we need them or on acceptable terms. If we are unable to raise in a timely fashion the amount of capital we anticipate needing, we would be forced to curtail or cease operations.

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

Failure to raise additional capital as needed could adversely affect us and our ability to develop our products.

We expect to spend substantial amounts of capital to:

●	develop our pharmaceutical and microcatheter programs under development;

●	perform clinical studies for the pharmaceuticals and microcatheters we are developing;

●	continue our research and development activities to advance our product pipeline; and

●	obtain clinical supplies of the pharmaceuticals and microcatheters we are developing.

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

We have a limited operating history and have incurred net losses each year. Our net loss for the year ended December 31, 2017 was $8,122,581. We will continue to incur further losses in connection with research and development costs for development of our programs, including ongoing and additional clinical studies.

Our business may be affected by legal proceedings.

We have been in the past, and may become in the future, involved in legal proceedings. For example, on October 10, 2013, a securities class action complaint was filed against us, certain of our directors and officers and the underwriters from our initial public offering. This action was purportedly brought on behalf of a class of persons and entities who purchased our common stock between November 8, 2012 and October 4, 2013, inclusive. The complaint alleged that the defendants made false or misleading statements. On February 7, 2018, following a mediation, the parties notified the district court that they had reached an agreement in principle to settle the action.  The parties expect to file a stipulation of settlement with the court no later than March 15, 2018.  The settlement will be funded by the company’s insurance carriers, and is subject to both preliminary and final approval by the district court.

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

If we raise additional capital by issuing equity securities or through the exercise of warrants currently outstanding or that we may issue in the future, the value of the then outstanding common stock may be reduced. If the additional equity securities are issued at a per share price less than the per share value of the outstanding shares, then all of the outstanding shares would suffer a dilution in value with the issuance of such additional shares. Further, the issuance of debt securities in order to obtain additional funds may impose restrictions on our operations and may impair our working capital as we service any such debt obligations.

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

Successful development of anti-cancer and other pharmaceutical products is highly uncertain, and obtaining regulatory approval to market drugs to treat cancer and other breast conditions is expensive, difficult, and speculative. Compounds that appear promising in research and development may fail to reach later stages of development for several reasons, including, but not limited to:

●	delay or failure in obtaining necessary U.S. and international regulatory approvals, or the imposition of a partial or full regulatory hold on a clinical trial;

●	difficulties in formulating a compound, scaling the manufacturing process, timely attaining process validation for particular drug products, and completing manufacturing to support clinical studies;

●	pricing or reimbursement issues or other factors that may make the product uneconomical to commercialize;

●	production problems, such as the inability to obtain raw materials or supplies satisfying acceptable standards for the manufacture of our products;

●	equipment obsolescence, malfunctions or failures, product quality/contamination problems or changes in regulations requiring manufacturing modifications;

●	inefficient cost structure of a compound, finished drug, or device compared to alternative treatments;

●	obstacles resulting from proprietary rights held by others, such as patent rights for a particular compound;

●	lower than anticipated rates of patient enrollment as a result of factors, such as the number of patients with the relevant conditions, the proximity of patients to clinical testing centers, perceived cost/benefit of participating in the study, eligibility criteria for tests, and competition with other clinical testing programs;

●	preclinical or clinical testing requiring significantly more time than expected, resources or expertise than originally expected and inadequate financing, which could cause clinical trials to be delayed or terminated;

●	failure of clinical testing to show potential products to be safe and efficacious, and failure to demonstrate desired safety and efficacy characteristics in human clinical trials;

●	suspension of a clinical trial at any time by us, an applicable collaboration partner or a regulatory authority on the basis that the participants are being exposed to unacceptable health risks or for other reasons;

●	delays in reaching or failing to reach agreement on acceptable terms with manufacturers or prospective clinical research organizations, or CROs, and trial sites; and

●	failure of third-parties, such as CROs, academic institutions, collaborators, cooperative groups, and/or investigator sponsors, to conduct, oversee, and monitor clinical trials and results.

In addition, from time to time we expect to report top-line or “preliminary” data for clinical trials. Such data are based on a preliminary analysis of then-available efficacy and safety data, and such findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. Top-line or preliminary data are based on important assumptions, estimations, calculations and information then available to us to the extent we have had, at the time of such reporting, an opportunity to fully and carefully evaluate such information in light of all surrounding facts, circumstances, recommendations and analyses. As a result, top-line or “preliminary” results may differ from future results, or different conclusions or considerations may qualify such results once existing data have been more fully evaluated. In addition, third parties, including regulatory agencies, may not accept or agree with our assumptions, estimations, calculations or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of the particular compound and our business in general.

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

Obtaining regulatory approval requires substantial time, effort and financial resources, and we may not be able to obtain approval of any of our products on a timely basis, or at all. The number, size, design, and focus of preclinical and clinical trials that will be required for approval by the FDA, the EMA, or any other foreign regulatory agency varies depending on the compound, the disease or condition that the products is designed to address and the regulations applicable to any particular products. Preclinical and clinical data can be interpreted in different ways, which could delay, limit or preclude regulatory approval. The FDA, the EMA, and other foreign regulatory agencies can delay, limit, or deny approval of a product for many reasons, including, but not limited to:

●	a product may not be shown to be safe or effective;

●	the clinical and other benefits of a product may not outweigh its safety risks;

●	clinical trial results may be negative or inconclusive, or adverse medical events may occur during a clinical trial;

●	the results of clinical trials may not meet the level of statistical significance required by regulatory agencies for approval;

●	regulatory agencies may interpret data from pre-clinical and clinical trials in different ways than we do;

●	regulatory agencies may not approve the manufacturing process or determine that the manufacturing is not in accordance with current good manufacturing practices;

●	a product may fail to comply with regulatory requirements; or

●	regulatory agencies might change their approval policies or adopt new regulations.

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

The development and ongoing clinical trials for our drug and device candidates may not be successful and, even if they are, the resulting products may never be successfully developed into commercial products. Even if we are successful in our clinical trials and in obtaining other regulatory approvals, the respective products may not reach or remain in the market for a number of reasons including:

●	they may be found ineffective or cause harmful side effects;

●	they may be difficult to manufacture on a scale necessary for commercialization;

●	they may experience excessive product loss due to contamination, equipment failure, inadequate transportation or storage, improper installation or operation of equipment, vendor or operator error, inconsistency in yields or variability in product characteristics;

●	they may be uneconomical to produce;

●	we may fail to obtain reimbursement approvals or pricing that is cost effective for patients as compared to other available forms of treatment or that covers the cost of production and other expenses;

●	they may not compete effectively with existing or future alternatives;

●	we may be unable to develop commercial operations and to sell marketing rights;

●	they may fail to achieve market acceptance; or

●	we may be precluded from commercialization of a product due to proprietary rights of third parties.

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

In addition, we depend on medical institutions and CROs (together with their respective agents) to conduct clinical trials and associated activities in compliance with GCP and in accordance with our timelines, expectations and requirements. We are substantially dependent on Montefiore Medical Center for the clinical study they are conducting for us using our intraductal microcatheters to deliver fulvestrant and we will be substantially dependent on the organizations conducting the clinical trials of our proprietary Endoxifen. To the extent any such third parties are delayed in achieving or fail to meet our clinical trial enrollment expectations, fail to conduct our trials in accordance with GCP or study protocol or otherwise take actions outside of our control or without our consent, our business may be harmed. Furthermore, we conduct clinical trials in foreign countries, subjecting us to additional risks and challenges, including, in particular, as a result of the engagement of foreign medical institutions and foreign CROs, who may be less experienced with regard to regulatory matters applicable to us and may have different standards of medical care.

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

Such consequences could have a significant impact on our business, financial condition, operating results, or prospects.

We may encounter delays in our clinical trials, or may not be able to conduct our trials timely.

Clinical trials are expensive and subject to regulatory approvals. Potential trial delays may arise from, but are not limited to:

●	Failure to obtain on a timely basis, or at all, approval from the applicable institutional review board or ethics committee to open a clinical study;

●	lower than anticipated patient enrollment for reasons such as existing conditions, eligibility criteria or if patients perceive a lack of benefit to enroll in the study for whatever reason;

●	delays in reaching agreements on acceptable terms with prospective CROs; and

●	failure of Montefiore Medical Center, CROs, or other third parties to effectively and timely monitor, oversee, and maintain the clinical trials.

Our products and services may expose us to possible litigation and product liability claims.

Our business may expose us to potential product liability risks inherent in the testing, marketing, and processing personalized medical products, particularly those products and services we offered prior to shifting our focus on pharmaceutical development. Product liability risks may arise from, but are not limited to:

●	failure of our microcatheters to inject a sufficient amount of drug, CAR-T or other immunotherapy into the desired location, which could lead to ineffective treatment; and

●	adverse events related to drugs and therapies we are developing.

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

Our commercial success will depend, in part, on our ability to obtain additional patents and licenses and protect our existing patent position, both in the United States and in other countries, for devices, therapeutics and related technologies, processes, methods, compositions, and other inventions that we believe are patentable. Our ability to preserve our trade secrets and other intellectual property is also important to our long-term success. If we do not adequately protect our intellectual property, competitors may be able to use our technologies and erode or negate any competitive advantage we may have, which could harm our business and ability to establish or maintain profitability. Patents may also issue to third parties which could interfere with our ability to bring our therapeutics and devices to market. The laws of some foreign countries do not protect our proprietary rights to the same extent as U.S. laws, and we may encounter significant problems in protecting our proprietary rights in these countries. The patent positions of diagnostic companies and pharmaceutical and biotechnology companies, including our patent position, are generally highly uncertain and particularly after the Supreme Court decisions, Mayo Collaborative Services v. Prometheus Laboratories, 132 S. Ct. 1289 (2012), Association for Molecular Pathology v. Myriad Genetics, Inc., 133 S. Ct. 2107 (2013), and Alice Corp. v. CLS Bank International, 134 S. Ct. 2347 (2014). Our patent positions also involve complex legal and factual questions, and, therefore, any patents issued to us may be challenged, deemed unenforceable, invalidated or circumvented. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary technologies and any future tests and products are covered by valid and enforceable patents or are effectively maintained as trade secrets. In addition, our patent applications may never issue as patents, and the claims of any issued patents may not afford meaningful protection for our products, technology or tests.

The degree of future protection for our proprietary rights is uncertain, and we cannot ensure that:

●	we or others were the first to make the inventions covered by each of our patent applications;

●	we or others were the first to file patent applications for our claimed inventions;

●	others will not independently develop similar or alternative technologies or duplicate any of our technologies;

●	any of our patent applications will result in issued patents;

●	any of our patents will be valid or enforceable;

●	any patents issued to us and collaborators will provide a basis for commercially viable therapeutics, will provide us with any competitive advantages or will not be challenged by third parties;

●	the patents of others will not have an adverse effect on our business; or

●	our patents or patents that we license from others will survive legal challenges, and remain valid and enforceable.

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

We may be unable to obtain any licenses or other rights to patents, technology, or know-how from third parties necessary to conduct our business and such licenses, if available at all, may not be available on commercially reasonable terms. Others may seek licenses from us for other technology we use or intend to use. Any failure to obtain such licenses could delay or prevent us from developing or commercializing our proposed products, which would harm our business. For example, we may seek to develop our intraductal treatment program by licensing pharmaceuticals, CAR-T cell technology or immunotherapy from a third-party. We may not be able to secure such a license on acceptable terms. Litigation or patent derivation proceedings need to be brought against third parties, as discussed below, to enforce any of our patents or other proprietary rights, or to determine the scope and validity or enforceability of the proprietary rights of such third parties.

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

The collection and use of personal health data in the E.U. is governed by the provisions of Directive 95/46/EC of the European Parliament and of the Council of 24 October 1995 on the protection of individuals with regard to the processing of personal data and on the free movement of such data, commonly known as the Data Protection Directive. The Directive imposes a number of requirements including an obligation to seek the consent of individuals to whom the personal data relates, the information that must be provided to the individuals, notification of data processing obligations to the competent national data protection authorities of individual E.U. Member States, and the security and confidentiality of the personal data. The Data Protection Directive also imposes strict rules on the transfer of personal data out of the E.U. to the U.S. In April 2016, the EU adopted the new GDPR to replace the Directive 95/46/EC, which is expected to come into effect in May 2018 with no transition period, and which has enhanced penalties for noncompliance. We are evaluating our ability and cost to comply with the new EU GDPR regulations, and as a result of that evaluation we may make changes to our business practices and may incur additional costs.

Failure to comply with the requirements of the Data Protection Directive (or GDPR when it takes effect), and the related national data protection laws of the E.U. Member States may result in fines and other administrative penalties, litigation, government enforcement actions (which could include civil and/or criminal penalties), and harm our business. Moreover, patients about whom we or our partners obtain information, as well as the providers who share this information with us, may have contractual rights that may limit our ability to use this information, Claims that we have violated patient’s or any individual’s rights or breached our contractual obligations, even if ultimately we are not found liable, could be expensive and time-consuming to defend, and could result in adverse publicity and harm our business.

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

Although our shares of common stock are listed on The NASDAQ Capital Market, we cannot ensure that we will be able to satisfy the continued listing standards of The NASDAQ Capital Market going forward. If we cannot satisfy the continued listing standards going forward, NASDAQ may commence delisting procedures against us, which could result in our stock being removed from listing on The NASDAQ Capital Market. On May 11, 2017, we received a letter from NASDAQ stating we are not in compliance with Rule 5550(a)(2) because our common stock failed to maintain a minimum closing bid price of $1.00 per share for 30 consecutive business days. We had until November 7, 2017 to either regain compliance, or request additional time to regain compliance. On November 2, 2017, we requested an additional 180 days to regain compliance and that request was approved so that we now have until May 7, 2018 to regain compliance.

If our stock price does not satisfy the $1.00 minimum bid price requirement or we otherwise fail to satisfy other continued listing requirements (and such other continued listing requirements may be enhanced during the period our stock price is below the $1.00 minimum bid requirement including a requirement that we maintain at least $5 million in stockholders’ equity rather than the $2.5 million that is typically required for continued listing), we may be delisted from NASDAQ, which could adversely affect our stock price, liquidity, and our ability to raise funding.

The sale of a substantial number of shares of our common stock into the market may cause substantial dilution to our existing stockholders and the sale, actual or anticipated, of a substantial number of shares of common stock could cause the price of our common stock to decline.

Any actual or anticipated sales of shares by us, holders of our warrants to purchase common stock or other stockholders may cause the trading price of our common stock to decline. Additional issuances of shares by us may result in dilution to the interests of other holders of our common stock. The sale of a substantial number of shares of our common stock by us, our warrant holders or other stockholders or anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales.

The trading price of our common stock has been, and is likely to continue to be volatile.

Our stock price is highly volatile. During the one year prior to February 28, 2018, our stock price has ranged from $0.23 to $1.65. In addition to the factors discussed in this report, the trading price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

●	results of clinical studies;

●	regulatory and FDA actions, including inspections and warning letters;

●	actions of securities analysts who initiate or maintain coverage of us, and changes in financial estimates by any securities analysts who follow our Company, or our failure to meet these estimates or the expectations of investors;

●	any ongoing litigation that we are currently involved in or litigation that we may become involved in in the future;

●	additional shares of our common stock being sold into the market by us or our existing stockholders or warrant holders or the anticipation of such sales; and

●	media coverage of our business and financial performance.

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

Our ownership may be concentrated among a small number of stockholders. For example, after our financing in December 2017, we believe that two stockholders beneficially owned approximately 20% of our outstanding voting securities. Accordingly, these stockholders, acting together, will have the ability to exert substantial influence over all matters requiring approval by our stockholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership could have the effect of delaying, deferring, or preventing a change in control of the Company or impeding a merger or consolidation, takeover or other business combination that could be favorable to you.

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

ITEM 1B.     UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.    PROPERTIES

As of December 31, 2017, we leased a total of approximately 192 square feet of office space in one location in Seattle, Washington, from WW 107 Spring Street LLC. We believe that our current facilities will be adequate to meet our needs for the next 24 months. This information is incorporated in this report under “PART II, ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Commercial Lease Arrangements.”

ITEM 3.    LEGAL PROCEEDINGS

On October 10, 2013, a putative securities class action complaint, captioned Cook v. Atossa Genetics, Inc., et al., No. 2:13-cv-01836-RSM, was filed in the United States District Court for the Western District of Washington against us, certain of our directors and officers and the underwriters of our November 2012 initial public offering. The complaint alleged that all defendants violated Sections 11 and 12(a)(2) of the Securities Act, and that we and certain of our directors and officers violated Section 15, of the Securities Act by making material false and misleading statements and omissions in the offering’s registration statement, and that we and certain of our directors and officers violated Sections 10(b) and 20A of the Exchange Act and SEC Rule 10b-5 promulgated thereunder by making false and misleading statements and omissions in the registration statement and in certain of our subsequent press releases and SEC filings with respect to our NAF specimen collection process, our ForeCYTE Breast Health Test and our MASCT device. The complaint sought, on behalf of persons who purchased our common stock between November 8, 2012 and October 4, 2013, inclusive, damages of an unspecific amount.

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

On September 11, 2017, the Ninth Circuit entered an order and mandate remanding the case to the United States District Court for the Western District of Washington. On October 19, 2017, plaintiffs filed an amended complaint that conforms to the ruling by the Ninth Circuit. Since the claims under Sections 11, 12(a)(2) and 15 were dismissed by the district court and not appealed, the amended complaint only alleges violations of Section 10(b) and 20A of the Exchange Act and SEC Rule 10b-5 promulgated thereunder against the company and one officer. All other claims and defendants have been dismissed. The alleged class period in the amended complaint is December 20, 2012 through October 4, 2013.  On December 8, 2017, defendants filed an answer to the amended complaint.  On February 7, 2018, following a mediation, the parties notified the district court that they had reached an agreement in principle to settle the action.  The parties expect to file a stipulation of settlement with the court no later than March 15, 2018.  The settlement will be funded by the company’s insurance carriers, and is subject to both preliminary and final approval by the district court.

Please refer to the section titled “ITEM 1 BUSINESS – Historical Operations – Afimoxifene Topical Gel (AfTG)” for discussion of the Besins Litigation, which settled in August 2016.

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

	2017		2016
	High	Low	High	Low
First Quarter	$1.81	$0.76	$10.65	$3.15
Second Quarter	$0.76	$0.45	$6.02	$3.75
Third Quarter	$0.78	$0.34	$4.95	$2.00
Fourth Quarter	$1.22	$0.23	$2.60	$1.30

On February 28 2018, the closing price of our common stock was $0.66. As of February 28, 2018, there were approximately 34 shareholders of record of our common stock, one of which is Cede & Co., a nominee for Depository Trust Company, or DTC and approximately 21,000 beneficial holders. All of the shares of common stock held by brokerage firms, banks and other financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC, and are therefore considered to be held of record by Cede & Co. as one shareholder.

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

On December 20, 2017, concurrently with the public offering that we conducted on that same date and pursuant to a purchase agreement, we commenced a private placement whereby we issued and sold Class A and Class B Warrants (the “Warrants”), exercisable for an aggregate of 10,600,000 shares of common stock, at a price of $0.315 per share (the “Private Placement”). The Warrants will become exercisable commencing six months from issuance. The Class A Warrants will expire eight months from issuance, while the Class B Warrants will expire on the first anniversary of the date of issuance. None of the Class A Warrants, the Class B Warrants nor the shares issuable upon exercise of such Warrants have been registered with the Securities and Exchange Commission. The Private Placement closed on December 22, 2017. The issuance of the Warrants under the purchase agreement is exempt from registration under the Securities Act, pursuant to the exemption for transactions by an issuer not involving any public offering under Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.

Dividends

The Company has never declared or paid any cash dividends on our common stock. We currently intend to retain any future earnings to finance the growth and development of our business.

Issuer Purchases of Securities

We did not repurchase any of our equity securities during the fourth quarter of the year ended December 31, 2017.

Use of Proceeds

Not applicable.

ITEM 6.     SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following discussion of the financial condition and results of operations should be read in conjunction with the financial statements and the related notes included elsewhere in this Annual Report. This discussion contains forward-looking statements, which are based on assumptions about the future of the Company's business. The actual results could differ materially from those contained in the forward-looking statements. Please read “Forward-Looking Statements” included elsewhere in this report for additional information regarding forward-looking statements.

Company Overview

We are a clinical-stage pharmaceutical company focused on developing novel, proprietary therapeutics and delivery methods for the treatment of breast cancer and other breast conditions. We are developing Endoxifen with two routes of delivery: a topical formulation, applied like a lotion, for the treatment of a condition called mammographic breast density (or, MBD), and an oral formulation for breast cancer survivors who do not benefit from taking oral tamoxifen which is the current FDA-approved standard of care. We are also developing our patented intraductal microcatheter technology to potentially target the delivery of therapies, including fulvestrant, CAR-T and immunotherapies, directly to the site of breast cancer.

 In 2017, we completed a Phase 1 clinical study of our proprietary oral and topical formulations of Endoxifen. All objective were met: there were no clinically significant safety signals and no clinically significant adverse events and both the oral and topical Endoxifen were well tolerated. In the topical arm of the study, low but measurable Endoxifen levels were detected in the blood in a dose-dependent fashion. In the oral arm of the study, participants exhibited dose-dependent Endoxifen levels that met or exceeded the published therapeutic level. The median time for patients in the study to reach the steady-state serum levels of Endoxifen while taking daily doses of oral Endoxifen was 7 days. Published literature indicates that it takes approximately 50-200 days for patients to reach steady-state Endoxifen levels when taking daily doses of oral tamoxifen.

We are currently conducting a Phase 2 study at Montefiore Medical Center using our intraductal microcatheter technology to deliver fulvestrant. Our program to use our intraductal microcatheters to delivery CAR-T and immunotherapies is in the research and development phase.

We plan to open enrollment in two Phase 2 studies of our proprietary Endoxifen in the first half of 2018: a study in Stockholm, Sweden using our topical Endoxifen to treat MBD and a study of our oral Endoxifen in Australia to treat patients who do not benefit from taking tamoxifen. We expect to complete these studies in the second half of 2018.

Our key objectives are to advance our programs through Phase 2 trials and then evaluate further development independently or with partners.

Research and Development Phase

We are in the research and development phase and are not currently marketing any products or services. We do not anticipate generating revenue unless and until we develop and launch our pharmaceutical programs.

Commercial Lease Agreements

On March 4, 2011, we entered into a commercial lease agreement with Sanders Properties, LLC for office space located in Seattle, WA. The lease terminated on March 31, 2017.

On August 8, 2014, we entered into a commercial lease agreement with the Legacy Group Inc., to lease office space in Seattle, Washington. The lease provided for monthly rent payments of $16,695 from December 1, 2014 through June 30, 2015, $17,172 from July 1, 2015 through June 30, 2016 and $17,649 from July 1, 2016 through June 30, 2017. On October 2015, we terminated the lease with the Legacy Group and entered into another commercial lease with the same landlord for similar office space which terminated at the end of 2016. For the year ended December 31, 2016, we incurred $301,666 of rent expense for the lease.

On August 3, 2016 we entered into a one year commercial lease agreement with WW 107 Spring Street LLC to lease office space at 107 Spring Street, Seattle, Washington for $2,456 per month. In September 2017, we renewed the lease for an additional year for $2,456 per month.

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

Financial Instruments with Characteristics of Both Liabilities and Equity

During the year ended December 31, 2017, the Company issued certain financial instruments, consisting of warrants to purchase common stock, which have characteristics of both liability and equity. Financial instruments such as warrants that are classified as liabilities are fair valued upon issuance and are re-measured at fair value at subsequent reporting periods with the resulting change in fair value recorded in “change in fair value of common stock warrants” in the consolidated statements of operations. The fair value of warrants is estimated using valuation models that require the input of subjective assumptions including stock price volatility, expected life, and the probability of future equity issuances and their impact to the price protection feature. No warrants that are classified as liabilities were outstanding at December 31, 2017.

Intangible Assets

Intangible assets consist of intellectual property and software acquired. Intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the assets might not be recoverable. To the extent an analysis is required to be performed and estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount, we record an impairment to the extent the fair value of the asset is below its carrying amount. Estimating future cash flows related to an intangible asset involves significant estimates and assumptions. If our assumptions are not correct, there could be an impairment loss or, in the case of a change in the estimated useful life of the asset, a change in amortization expense.

We have evaluated our research and development pipeline, and have concluded that it may be necessary to update FDA marketing authorizations prior to commercializing the Acueity assets that we acquired in 2012. Because of these additional potential regulatory activities and costs related to the Acueity assets, we have re-evaluated the assets for potential impairment. We have concluded that these assets are impaired and have recorded asset impairment charges of $461,715 for the year ended December 31, 2017 to adjust the carrying value of these intangible assets to their estimated fair values, which were deemed to be nominal, as of December 31, 2017.

We determined the fair values of the Acueity intangibles using an income approach (Level 3 of the fair value hierarchy). For purposes of the income approach, fair value was determined based on the present value of estimated future cash flows that a market participant could be expected to generate from the development of products using the patented technology we acquired in the Acueity transaction, discounted at an appropriate risk-adjusted rate reflecting the weighted average cost of capital for a potential market participant. The discount rate used in valuation for these intangible assets was approximately 48.5%. The estimated future cash flows, including an estimate of long-term future growth rates, reflect our own assumptions of what market participants would utilize to price the assets pursuant to ASC 820, Fair Value Measurements.

Share-Based Payments

We follow the provisions of ASC 718, Compensation – Stock Compensation, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees, non-employee directors, and consultants, including employee stock options. Stock compensation expense based on the grant date’s fair value was estimated in accordance with the provisions of ASC 718 and is recognized as an expense over the requisite service period.

The fair value of each option grant is estimated using the Black-Scholes option-pricing model, which requires assumptions regarding the expected volatility of our stock options, the expected life of the options, an expectation regarding future dividends on our common stock, and estimation of an appropriate risk-free interest rate. Our expected common stock price volatility assumption is based upon the volatility of our stock price. The expected life assumption for stock option grants was based upon the simplified method provided for under ASC 718-10, which averages the contractual term of the options of ten years with the average vesting term of one to four years. The dividend yield assumption of zero is based upon the fact that we have never paid cash dividends and presently have no intention of paying cash dividends in the future. The risk-free interest rate used for each grant was based upon prevailing short-term interest rates over the expected life of the options.

We adopted ASU No. 2016-09, Compensation - Stock Compensation, effective January 1, 2017. As a result of the adoption of this guidance, we made an accounting policy election to recognize the effect of forfeitures in compensation cost when they occur.

Results of Operations

Comparison of Years Ended December 31, 2017 and 2016

Revenue and Cost of Revenue:

For the years ended December 31, 2017 and 2016, we have no source of sustainable revenue and no associated cost of revenue.

Operating Expenses:

Total operating expenses were $7,649,171 for the year ended December 31, 2017, which is a decrease of $319,419 or 4.0%, from the year ended December 31, 2016. Operating expenses for 2017 consisted of general and administrative (G&A) expenses of $4,859,369, R&D expenses of $2,328,087, and impairment of our Acueity intangible assets of $461,715.

General and Administrative Expenses: G&A expenses were $4,859,369 for the year ended December 31, 2017, a decrease of $1,619,824, or 25.0% from the total G&A expenses for the year ended December 31, 2016 of $6,479,193. G&A expenses consist primarily of personnel and related benefit costs, facilities, professional services, insurance, and public company related expenses. The 2017 decrease in G&A expense was primarily attributable to a reduction in payroll expenses resulting from deceased headcount, rent and exit costs incurred in 2016. At the beginning of 2016, our strategy shifted away from commercialization of medical devices towards focusing exclusively on development of our pharmaceutical and microcatheter candidates.

Research and Development Expenses: R&D expenses for the year ended December 31, 2017, were $2,328,087, an increase of $1,557,660, or 202% from R&D expenses in 2016 of $770,427. The increase in R&D expenses is attributed to salaries, manufacturing, and clinical trial expenses associated with our Endoxifen program for which manufacturing commenced at the beginning of 2017 and the clinical studies commenced in mid-2017. We expect our R&D expenses to increase throughout 2018 as we commence Phase 2 clinical studies of Endoxifen, continue the clinical trial of fulvestrant administered via our microcatheters and as we continue the development of other indications and therapeutics, including CAR-T and immunotherapies administered via our intraductal microcatheters.

Impairment of Intangible Assets: During the years ended December 31, 2017 and 2016, we evaluated our Acueity intangible assets for impairment and concluded that the fair values as of December 31, 2017 and 2016, were below the carrying values of $461,715 and $1,237,970, respectively. Therefore, we reduced the carrying value of these assets to their fair value of zero and $519,000, as of December 31, 2017 and 2016, respectively.

Warrant Financing Costs and Change in Fair Value of Common Stock Warrants: The April 2017 financing included the issuance of common stock liability warrants. The Company incurred financing costs associated with these common stock liability warrants of $192,817 upon issuance. The Company also recorded changes in the fair value of the liability warrants during the year ended December 31, 2017 of $280,747. There were no common stock liability warrants issued during the year ended December 31, 2016.

Other Income (Expense): In August 2016, the Company received a termination payment of $1,762,931 pursuant to the settlement agreement with Besins Healthcare Luxembourg SARL. There were no settlement payments received by the Company for the year ended December 31, 2017.

Income taxes: We have incurred net operating losses from inception; we did not record an income tax benefit for our incurred losses for the years ended December 31, 2017 and 2016 due to uncertainty regarding utilization of our net operating carryforwards and due to our history of losses.

Liquidity and Capital Resources

We have a history of operating losses as we have focused our efforts on raising capital and building our products and services in our pipeline. The Company’s consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses and negative operating cash flows since inception. For the year ended December 31, 2017, the Company recorded a net loss of approximately $8.1 million, and used approximately $6.6 million of cash in operating activities. As of December 31, 2017, the Company had approximately $7.2 million in cash and cash equivalents and working capital of approximately $6.7 million. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. The Company can give no assurances that any additional capital that it is able to obtain, if any, will be sufficient to meet its needs, or that any such financing will be obtainable on acceptable terms. If the Company is unable to obtain adequate capital, it could be forced to cease operations or substantially curtail is commercial activities. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities should the Company be unable to continue as a going concern.

During the first quarter of 2016, we sold 405,747 shares of common stock to Aspire Capital under the November 2015 agreement with them for aggregate gross proceeds to us of $2.2 million, or net proceeds of $2.1 million after deducting costs of the offering. On May 25, 2016 we entered into a new common stock purchase agreement with Aspire Capital which provides that we may sell up to $10 million in common stock to Aspire Capital over the 30 month term of the agreement, subject to the terms and conditions set out in the stock purchase agreement, none of which have been sold as of the date of filing this report with the SEC.

On August 4, 2016, we entered into a settlement agreement with Besins Healthcare pursuant to which Besins paid us a total of approximately $1,762,931. See “Part I, Item 3 Legal Proceedings.”

In August 2016, we completed an underwritten public offering of 1,150,000 shares of common stock at a price per share of $2.50, with gross proceeds to us of $2.9 million, or proceeds of $2.6 million after deducting underwriter discounts, commissions, non-accountable expense allowance and expense reimbursement.

On April 3, 2017 we completed an underwritten public offering that generated gross proceeds to the Company of approximately $4.4 million and net proceeds of approximately $3.9 million after deducting underwriting discounts and commissions and other offering expenses paid by the Company.

The offering included 664,000 Class A Units at a public offering price of $0.75 per Class A Unit, which consisted of 664,000 shares of common stock and warrants to purchase 664,000 shares of common stock. The offering also included 3,502 Class B Units at a public offering price of $1,000 per Class B Unit, which consisted of 3,502 shares of Series A convertible preferred stock convertible into a total of 4,669,329 shares of common stock and warrants to purchase 4,669,329 shares of common stock. In addition, the underwriter exercised the over-allotment to purchase an additional 530,000 shares of common stock and warrants to purchase 530,000 shares of common stock, which are included in the gross proceeds of $4.4 million. The warrants had a per share exercise price of $0.9375, were exercisable immediately and were scheduled to expire five years from the date of issuance. All of these warrants were exercised, and all of the preferred stock was converted into common stock, in 2017.

On October 30, 2017, the Company completed an underwritten public offering that generated gross proceeds to the Company of approximately $5.5 million and net proceeds of $4.9 million after deducting underwriting discounts, commissions and other offering costs paid by the Company.

On December 22, 2017, the Company completed a public offering of 5,300,000 shares of Company common stock at a public offering price of $0.27 per share. The offering generated gross proceeds to the Company of approximately $1.4 million and net proceeds of $1.2 million after deducting underwriting discounts, commissions, and other offering costs paid by the Company.

Concurrently with the December 22, 2017 public offering, the Company also commenced a private placement whereby it issued and sold Class A and Class B Warrants, exercisable for an aggregate of 10,600,000 shares of common stock, at an exercise price of $0.315 per share. The public offering and the private placement involve the same purchasers. The Class A and Class B Warrants exercise price is fixed at $0.315 per warrant, and will become exercisable commencing six months from issuance. The Class A Warrants will expire eight months from issuance, while the Class B Warrants will expire on the first anniversary of the date of issuance. Other than the different expiration dates, the Class A Warrants and Class B Warrants have identical terms. None of the Class A Warrants, the Class B Warrants nor the shares issuable upon exercise of such Warrants have been registered with the Securities and Exchange Commission; however, the Company intends to register the shares issuable upon exercise of these warrants prior to the date they become exercisable.

As of the date of filing this annual report, we expect that our existing resources will be sufficient to fund our planned operations for the next 6-8 months; however, additional capital resources will be needed to fund operations longer-term.

Our ability to continue as a going concern is dependent on our obtaining additional adequate capital to fund additional operating losses until we become profitable. If we are unable to obtain adequate capital, we could be forced to cease operations.

Cash Flows

As of December 31, 2017, we had cash and cash equivalents of $7.2 million.

Net Cash Flows from Operating Activities: Net cash used in operating activities was $6,593,950 for the year ended December 31, 2017, an increase of $1,219,361, or 22.7%, compared to net cash used in operating activities for the year ended December 31, 2016 of $5,374,589. The increase in the 2017 period as compared to 2016 resulted primarily from increased spending on R&D activities. We spent approximately $2.3 million on research and development for the year ended December 31, 2017, compared to $770,000 for the same period in 2016; this increase was offset by reductions in compensation expense from reduced headcount, reduced occupancy expense, reduced consulting fees, and from severance payments in 2016 that were not incurred in 2017. The year ended December 31, 2016 also included $1.6 million in other income due to a litigation settlement as compared to $154 in other income for the year ended December 31, 2017.

Net Cash Flows from Investing Activities: Net cash used in investing activities for the year ended December 31, 2017 was zero, a decrease of $9,213, compared to net cash used in investing activities for the year ended December 31, 2016 of $9,213. The decrease was attributable to the reduction in purchases of fixed asset equipment in 2017 as compared to 2016.

Net Cash Flows from Financing Activities: Net cash provided by financing activities was $10,783,457 for the year ended December 31, 2017, an increase of $6,087,588, or 129.6%, compared to net cash provided by financing activities of $4,695,869, for the year ended December 31, 2016. The increase is mainly attributed to the Company completing three financings in 2017 as opposed to two financings in 2016. During 2017, we raised $3,871,636 from the issuance of Class A and Class B units, and $749,233 from the exercise of warrants that were attached to those units. The remaining increase was attributable to proceeds received from the issuance of common stock in excess of the prior year financings.

Funding Requirements

We expect to incur ongoing operating losses for the foreseeable future as we continue to develop our planned therapeutic programs including related clinical studies and other programs in the pipeline. We expect that our existing resources will be sufficient to fund our planned operations for at least the next 6-8 months from the date of this report. In addition to our cash and cash equivalents at December 31, 2017 of approximately $7.2 million, if we meet certain requirements, we may sell securities that are registered on our Form S-3 registration statement (File No. 333-220572), and by raising capital through sales of securities to third parties and existing stockholders. If we are unable to raise additional capital when needed, however, we could be forced to curtail or cease operations. Our future capital uses and requirements will depend on the time and expenses needed to begin and continue clinical trials for our new drug developments.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this item are set forth beginning on page 60 of this report and are incorporated herein by reference.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer concluded that, as of December 31, 2017, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

A change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) has occurred during the year ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect our disclosure controls and procedures. The changes to our internal control over financial reporting were made to remediate the material weaknesses identified during the year ended December 31, 2016 and are described in Management’s Report on Internal Control Over Financial Reporting.

For the year ended December 31, 2016, we identified a material weakness in that we did not design and maintain effective controls over the preparation of the 2016 impairment analysis of the Acueity patents described below in Management’s Report on Internal Control Over Financial Reporting.

For the year ended December 31, 2016, we also identified a material weakness in that we did not design and maintain effective controls over the calculation of the weighted average number of shares outstanding and basic and diluted loss per share for the year ended December 31, 2016 described below in Management’s Report on Internal Control Over Financial Reporting.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal accounting and financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2017. Because we are a smaller reporting company, BDO USA LLP, our independent registered public accounting firm, is not required to attest to or issue a report on the effectiveness of our internal control over financial reporting.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In 2016, we identified a material weakness in that we did not design and maintain effective controls over the preparation of the 2016 impairment analysis of the Acueity patents, primarily because we did not include potential income taxes in the discounted cash flow model we used to estimate the fair value of the Acueity patents at December 31, 2016. Management’s remediation plan was to use appropriate valuation methodologies in future analyses that may be required to determine the fair value of these intangible assets and to seek the assistance of outside valuation resources in performing such analyses. Management also implemented a control whereby the Controller and CFO perform a detailed review of the assumptions used in the calculation prepared by the outside valuation resource. During the year ended December 31, 2017 we hired an outside valuation specialist to perform the impairment analysis of the Acueity patents and the Controller and CFO performed a detailed review of the analysis and the assumptions used in estimating the fair value. Management considers this material weakness remediated as the control operated effectively during the year ended December 31, 2017.

We also identified a material weakness in 2016 in that we did not design and maintain effective controls over the calculation of the weighted average number of shares outstanding and basic and diluted loss per share for the year ended December 31, 2016. During 2017, management enhanced the procedures performed to prepare the calculation of weighted average shares outstanding and loss per share in future periods, which included the use of a new template to support the calculation. The Company also hired a new Controller in 2017 which increased the level of competency and the level of precision in the design of the work performed. Management’s remediation plan also included implementing a control to have the calculation independently reviewed by the CFO. Our enhanced review procedures and documentation standards were in place during the year ended December 31, 2017. Management considers this material weakness remediated as of December 31, 2017 as the control has operated effectively for a sufficient period of time.

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding our executive officers is set forth in Item 1 of Part 1 of this Report under the caption “Executive Officers.”

The information required by this item is incorporated herein by reference to the sections entitled “Proposal No. 1 — Election of Directors,” “Beneficial Owners and Management,”  “Section 16(a) Beneficial Ownership Reporting Compliance,” “Director Compensation,” “Corporate Governance” and “Board of Directors and Committees” in our definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 12, 2018 (the “Proxy Statement”).

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the sections entitled “Executive Compensation,” “Director Compensation,” “Proposal No. 3 — To increase the number of shares authorized for issuance under the Atossa Genetics 2010 Stock Option and Incentive Plan,” and “Corporate Governance”, in the Proxy Statement.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by this item is incorporated by reference to the sections entitled “Equity Compensation Plan Information” and “Beneficial Owners and Management” in the Proxy Statement.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the section entitled “Certain Relationships and Related Party Transactions” and “Corporate Governance” in the Proxy Statement.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the sections entitled “Proposal No. 2 — Ratification of Selection of Independent Registered Public Accounting Firm” in the Proxy Statement.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as a part of this 10-K:

1.	Financial Statements

The following financial statements are included in Part II, Item 8 of this 10-K:

2.	Financial Statement Schedules

All financial statement schedules are omitted because they are not required or the required information is included in the financial statements or notes thereto.

3.	Exhibits

See the Exhibit Index set forth on page 86 of this report.

ITEM 16.   FORM 10-K SUMMARY

Not applicable.

ATOSSA GENETICS INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Atossa Genetics Inc.

Seattle, Washington

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Atossa Genetics Inc. (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and has an accumulated deficit that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BDO USA, LLP

We have served as the Company's auditor since 2014.

Seattle, Washington

March 8, 2018

ATOSSA GENETICS INC.

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2017	2016
Assets

Current assets:
Cash and cash equivalents	$7,217,469	$3,027,962
Restricted cash	55,000	55,000
Prepaid expenses	250,944	171,601
Research and development tax rebate receivable	358,277
Other current assets	16,344
Total current assets	7,898,034	3,254,563

Furniture and equipment, net	11,467	55,119
Intangible assets, net	75,686	640,440
Other assets	178,907	194,250
Total assets	$8,164,094	$4,144,372

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$334,901	$254,320
Accrued expenses	90,105	16,964
Payroll liabilities	784,867	769,899
Other current liabilities	15,534	6,083
Total current liabilities	1,225,407	1,047,266

Commitments and contingencies (note 15)

Stockholders’ equity
Preferred stock - $.001 par value; 10,000,000 shares authorized, no shares issued and outstanding
Common stock - $.015 par value; 75,000,000 shares authorized, 31,822,741 and 3,786,913 shares issued and outstanding at December 31, 2017 and December 31, 2016, respectively	477,342	56,804
Additional paid-in capital	71,887,674	60,344,050
Accumulated deficit	(65,426,329)	(57,303,748)
Total stockholders' equity	6,938,687	3,097,106
Total liabilities and stockholders’ equity	$8,164,094	$4,144,372

The accompanying notes are an integral part of these consolidated financial statements.

ATOSSA GENETICS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2017	2016
Operating expenses:
Research and development expenses	$2,328,087	$770,427
General and administrative expenses	4,859,369	6,479,193
Impairment of intangible assets	461,715	718,970
Total operating expenses	7,649,171	7,968,590
Operating loss	(7,649,171)	(7,968,590)
Change in fair value of common stock warrants	(280,747)
Warrant financing expense	(192,817)
Other income, net	154	1,599,705
Loss before income taxes	(8,122,581)	(6,368,885)
Income taxes
Net loss	(8,122,581)	(6,368,885)
Deemed dividend attributable to Series A preferred stock	(2,568,132)
Net loss attributable to common stockholders	$(10,690,713)	$(6,368,885)
Loss per common share - basic and diluted	$(0.91)	$(2.16)
Weighted average shares outstanding, basic and diluted	11,697,273	2,947,282

The accompanying notes are an integral part of these consolidated financial statements.

ATOSSA GENETICS INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Series A Convertible Preferred Stock		Additional	Common Stock		Additional		Total
			Paid-in			Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2015				2,177,151	$32,657	$54,643,940	$(50,934,863)	$3,741,734

Issuance of common shares (net of issuance costs of $356,214)				1,561,080	23,417	4,672,452		4,695,869
Issuance of common shares as commitment fees				49,736	746	197,777		198,523
Amortization of commitment shares						(42,864)		(42,864)
Settlement of fractional shares				(1,054)	(16)	(3,444)		(3,460)
Compensation cost for stock options granted to executives and employees						876,189		876,189
Net loss							(6,368,885)	(6,368,885)
Balance at December 31, 2016				3,786,913	56,804	60,344,050	(57,303,748)	3,097,106

Issuance of common stock and warrants net of issuance costs of $768,412				17,800,000	267,001	5,895,587		6,162,588
Issuance of common stock in Class A units, net of issuance costs of $65,816				1,194,000	17,910	811,774		829,684
Allocation of Class A unit proceeds to warrant liability						(328,350)		(328,350)
Issuance of Series A convertible preferred stock in Class B units, net of issuance costs of $267,231	3,502	4	3,234,769					3,234,773
Allocation of Series A convertible preferred stock to warrants and beneficial conversion feature			(2,568,132)			1,284,066		(1,284,066)
Deemed dividend on Series A convertible preferred stock			2,568,132			(2,568,132)
Conversion of Series A convertible preferred stock to common stock	(3,502)	(4)	(3,234,769)	4,669,329	70,040	3,164,733
Reclassification of warrant liability upon exercise of common stock warrants				1,490,833	22,362	1,870,798		1,893,160
Issuance of common stock upon warrant exercise for cash on liability warrant exercise				2,881,666	43,225	706,008		749,233
Amortization of commitment shares						(79,410)		(79,410)
Compensation cost for stock options granted to executives and employees						786,550		786,550
Net loss							(8,122,581)	(8,122,581)
Balance at December 31, 2017				31,822,741	$477,342	$71,887,674	$(65,426,329)	$6,938,687

The accompanying notes are an integral part of these consolidated financial statements.

ATOSSA GENETICS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(8,122,581)		$(6,368,885)
Adjustments to reconcile net loss to net cash used in operating activities:
Compensation cost for stock options granted	786,550		876,189
Loss on disposal of assets	17,695		163,333
Impairment of intangible assets	461,715		718,970
Change in fair value of common stock warrants	280,747
Warrant financing expense	192,817
Depreciation and amortization	128,994		303,482
Changes in operating assets and liabilities:
Restricted cash			220,000
Other assets	(80,408)		144,951
Prepaid expenses	(79,343)		21,692
Research and development tax rebate receivable	(358,277)
Accounts payable	80,581		(560,128)
Payroll liabilities	14,968		(389,436)
Accrued expenses	73,141		(446,712)
Other current liabilities	9,451		(58,045)
Net cash used in operating activities	(6,593,950)		(5,374,589)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of furniture and equipment			(9,213)
Net cash used in investing activities			(9,213)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from issuance of Class A and Class B Units	3,871,636
Proceeds from warrant exercises	749,233
Net proceeds from issuance of common stock and warrants	6,162,588		4,695,869
Net cash provided by financing activities	10,783,457		4,695,869

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,189,507		(687,933)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	3,027,962		3,715,895
CASH AND CASH EQUIVALENTS, ENDING OF YEAR	$7,217,469		$3,027,962

SUPPLEMENTAL DISCLOSURES:
Interest paid	$330	$

NONCASH INVESTING AND FINANCING ACTIVITIES
Amortization of commitment shares	$79,410		$42,864

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

NOTE 2: GOING CONCERN

The Company’s consolidated financial statements are prepared using Generally Accepted Accounting Principles in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses and negative operating cash flows since inception. For the year ended December 31, 2017, the Company recorded a net loss of approximately $8.1 million and used approximately $6.6 million of cash in operating activities. As of December 31, 2017, the Company had approximately $7.2 million in cash and cash equivalents and working capital of approximately $6.7 million. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. The Company can give no assurances that any additional capital that it is able to obtain, if any, will be sufficient to meet its needs, or that any such capital will be obtained on acceptable terms. If the Company is unable to obtain adequate capital, it could be forced to cease operations or substantially curtail its activities. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities should the Company be unable to continue as a going concern.

Management’s plan to continue as a going concern is as follows. In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plans to obtain such resources for the Company include obtaining capital from the sale of its equity securities, potential exercise of outstanding warrants, and short-term borrowings from banks, stockholders or other related party(ies), if needed. However, management cannot provide any assurance that the Company will be successful in accomplishing any of its plans.

As of the date of filing this report, we expect that our existing resources will be sufficient to fund our planned operations for the next 6-8 months; however, additional capital resources will be needed to fund operations longer-term.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraphs and eventually to secure other sources of financing and attain profitable operations.

NOTE 3: SUMMARY OF ACCOUNTING POLICIES

Basis of Presentation:

The accompanying consolidated financial statements have been prepared pursuant to the rules of the Securities and Exchange Commission (“SEC”) and in accordance with U.S. generally accepted accounting principles (“GAAP”). The accompanying consolidated financial statements include the financial statements of Atossa Genetics Inc. and its wholly-owned subsidiaries. All significant intercompany account balances and transactions have been eliminated in consolidation. Certain amounts from prior years have been reclassified to conform to the 2017 presentation.

On August 26, 2016, the Company completed a 1-for-15 reverse stock split of the shares of the Company’s common stock (the “Reverse Stock Split”). As a result of the Reverse Stock Split, every 15 shares of issued and outstanding common stock were combined into one issued and outstanding share of common stock, and the par value per share was changed to $0.015 per share. No fractional shares were issued because of the Reverse Stock Split and any fractional shares that would otherwise have resulted from the Reverse Stock Split were paid in cash. As a result of the Reverse Stock Split, fractional shares totaling approximately 1,054 shares of common stock were rounded down and paid in cash. The number of authorized shares of common stock was not reduced as a result of the Reverse Stock Split. The Company’s common stock began trading on a reverse stock split-adjusted basis on August 26, 2016. All share and per share data included in this report has been retroactively restated to reflect the Reverse Stock Split.

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

Recently Issued Accounting Pronouncements:

In February 2016, Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Lease Accounting Topic 842. This ASU requires a lessee to recognize lease assets and liabilities on the balance sheet for all arrangements with terms longer than 12 months. The new standard applies a right-of-use (ROU) model that requires a lessee to record, for all leases with a lease term of more than 12 months, an asset representing its right to use the underlying asset for the lease term and a liability to make lease payments. The lease term is the non-cancellable period of the lease, and includes both periods covered by an option to extend the lease, if the lessee is reasonably certain to exercise that option, and periods covered by an option to terminate the lease, if the lessee is reasonably certain not to exercise that termination option. For leases with a lease term of 12 months or less, a practical expedient is available whereby a lessee may elect, by class of underlying asset, not to recognize an ROU asset or lease liability. A lessee making this accounting policy election would recognize lease expense over the term of the lease, generally in a straight-line pattern. The lessor accounting remains largely consistent with existing U.S. GAAP. The new standard takes effect in 2019 for public business entities. The Company has not adopted the provisions of ASU No. 2016-02 and is currently evaluating the impact of adopting ASU 2016-02 on its consolidated financial statements.

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

Depreciation is computed using the straight-line method over the estimated useful lives of the assets as follows:

Useful Life (in years)
Furniture and equipment	3 - 5

The Company applies the provisions of FASB ASC Topic 360 (“ASC 360”), Property, Plant, and Equipment, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with ASC 360. ASC 360 requires the impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. For the years ended December 31, 2017 and 2016, no impairment of property and equipment was recorded.

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

Intangible Assets

Intangible assets consist of intellectual property and software acquired. Intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the assets might not be recoverable. Impairment losses must be recorded when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the assets. Estimating future cash flows related to an intangible asset involves significant estimates and assumptions. If our assumptions are not correct, there could be an impairment loss or, in the case of a change in the estimated useful life of the asset, a change in amortization expense.

We continuously evaluate and reprioritize our research and development pipeline. Based on the most recent business strategies, we do not currently intend to develop and invest further in the Acueity patents and technologies and we now believe that additional investment may be required to update FDA marketing authorizations prior to commercializing the Acueity assets. Because of these changed business plans related to the Acueity assets, we have re-evaluated the assets for potential impairment during the year ended December 31, 2017. We have concluded that these assets are impaired and have recorded an asset impairment charge of $461,715 for the year ended December 31, 2017 to adjust the carrying value of these intangible assets to their estimated fair values to zero as of December 31, 2017.  We concluded the patents were partially impaired and recorded impairment charges of $718,970 for the year ended December 31, 2016 to adjust the carrying value of the these intangible assets to their estimated fair values at December 31, 2016.

We determined the fair values of the Acueity intangibles using an income approach (Level 3 of the fair value hierarchy). For purposes of the income approach, fair value was determined based on the present value of estimated future cash flows that a market participant could expect to generate from the development of products using the patented technology acquired in the Acueity transaction, discounted at an appropriate risk-adjusted rate reflecting the weighted average cost of capital for a potential market participant. The discount rate used in valuation for these intangible assets was 48.50%. The estimated future cash flows, including an estimate of long-term future growth rates, reflect our own assumptions of what market participants would utilize to price the assets pursuant to ASC 820, Fair Value Measurements.

Amortization is computed using the straight-line method over the estimate useful lives of the assets as follows:

Useful Life (in years)
Patents	10
Software	3

Financial Instruments with Characteristics of Both Liabilities and Equity

During the year ended December 31, 2017, the Company issued certain financial instruments, consisting of warrants to purchase common stock, which have characteristics of both liability and equity. Financial instruments such as warrants that are classified as liabilities are fair valued upon issuance and are re-measured at fair value at subsequent reporting periods with the resulting change in fair value recorded in “change in fair value of common stock warrants” in the consolidated statement of operations. The fair value of warrants is estimated using valuation models that require the input of subjective assumptions including stock price volatility, expected life, and the probability of future equity issuances and their impact to the price protection feature. There were no outstanding warrants accounted for as liabilities as of December 31, 2017.

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

The fair value of each option grant is estimated using the Black-Scholes option-pricing model, which requires assumptions regarding the expected volatility of the stock options, the expected life of the options, an expectation regarding future dividends on the Company’s common stock, and estimation of an appropriate risk-free interest rate. The Company’s expected common stock price volatility assumption is based upon the historical volatility of our stock price. The expected life assumption for stock options grants was based upon the simplified method provided for under ASC 718-10, which averages the contractual term of the options of ten years with the vesting term, typically one to four years. The dividend yield assumption of zero is based upon the fact that the Company has never paid cash dividends and presently has no intention of paying cash dividends in the future. The risk-free interest rate used for each grant was based upon prevailing short-term interest rates over the expected life of the options.

We adopted ASU No. 2016-09 Compensation - Stock Compensation, effective January 1, 2017. As a result of the adoption of this guidance, we made an accounting policy election to recognize the effect of forfeitures in compensation cost when they occur. There was an immaterial impact on results of operations and financial position and no impact on cash flows at adoption.

NOTE 4: RESTRICTED CASH

Our restricted cash balance of $55,000 as of December 31, 2017 and 2016, consists entirely of cash pledged as security for the Company’s issued commercial credit cards.

NOTE 5: PREPAID EXPENSES

Prepaid expenses consisted of the following:

	December 31,	December 31,
	2017	2016
Prepaid insurance	$125,056	$121,333
Tradeshows		20,000
Professional services	97,788
Retainer and security deposits	14,218	14,218
Other	13,882	16,050
Total prepaid expenses	$250,944	$171,601

NOTE 6: RESEARCH AND DEVELOPMENT TAX REBATE RECEIVABLE

On May 23, 2017 Atossa formed a wholly-owned subsidiary in Australia called Atossa Genetics AUS Pty Ltd. The purpose of this subsidiary is to perform research and development activities (“R&D”) including our Phase 1 and Phase 2 endoxifen clinical trials. Australia offers an R&D cash rebate of $0.435 per dollar spent on qualified R&D activities incurred in the country. For the period May 23, 2017 to December 31, 2017, the Company incurred qualified R&D expenses of approximately $824,000. For the year ended December 31, 2017, we have recorded an R&D rebate receivable of $358,277 and a corresponding offset to R&D expenses in the same amount.

NOTE 7: FURNITURE AND EQUIPMENT

Furniture and equipment consisted of the following:

	December 31,	December 31,
	2017	2016
Furniture and equipment	170,917	210,528
Less: accumulated depreciation	(159,450)	(155,409)
Total furniture and equipment, net	$11,467	$55,119

Depreciation expense for the years ended December 31, 2017 and 2016 was $25,956 and $125,661, respectively.

NOTE 8: INTANGIBLE ASSETS

Intangible assets consisted of the following:

	December 31,	December 31,
	2017	2016
Patents	$120,000	$639,000
Software	113,540	113,540
Intangible assets	233,540	752,540
Less: accumulated amortization	(157,854)	(112,100)
Total intangible assets, net	$75,686	$640,440

Intangible assets amounted to $75,686 and $640,440 as of December 31, 2017, and December 31, 2016, respectively, and consisted of patents and software acquired. The amortization period for the purchased software is three years. Amortization expense related to software for the years ended December 31, 2017 and 2016 was $32,754 and $28,806, respectively.

Patent assets are amortized based on their determined useful life. We continuously evaluate and reprioritize our research and development pipeline based on the most recent business strategies, and as a result have delayed plans to develop and invest further in Acueity patents and technologies. In 2017 and 2016, we evaluated the Acueity assets and determined that the assets were impaired for the years ended December 31, 2017 and 2016 and we reduced the net carrying value of the patents by $461,715 and $718,970.

The amortization period of the remaining patents is 10 years. Amortization expense related to patents was $70,284 and $149,015 for the years ended December 31, 2017 and 2016, respectively.

Future estimated amortization expenses as of December 31, 2017, for the five succeeding years and thereafter is as follows:

Years Ending December 31,	Amounts
2018	$25,353
2019	13,000
2020	13,000
2021	13,000
2022	11,333
$75,686

NOTE 9: PAYROLL LIABILITIES

Payroll liabilities consisted of the following:

	December 31,	December 31,
	2017	2016
Accrued bonus payable	$566,000	$609,337
Accrued vacation	147,861	94,514
Accrued payroll liabilities	71,006	66,048
Total payroll liabilities	$784,867	$769,899

NOTE 10: FAIR VALUE OF FINANCIAL INSTRUMENTS

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

There were no financial assets outstanding that were required to be measured at fair value on a recurring basis at December 31, 2017 or December 31, 2016.

Warrants issued in the April 3, 2017 offering, which are discussed further in Note 11, contained provisions that could have required the Company to settle the warrants in cash in an event outside the Company’s control or had price protection rights and were therefore accounted for as liabilities while they were outstanding, with changes in the fair values included in net loss for the respective periods. Because some of the inputs to the valuation model were either not observable or were not derived principally from or corroborated by observable market data by correlation or other means, the warrant liability was classified as Level 3 in the fair value hierarchy.

The following table summarizes the changes in the Company’s Level 3 warrant liability for the year ended December 31, 2017:

Warrant liability
Beginning balance	$
Issuances of warrants		1,612,413
Warrant exercises		(1,893,160)
Change in fair value		280,747
Ending balance	$

The Company’s intangible assets are classified within Level 3 of the fair value hierarchy, measured at fair value on a nonrecurring basis. Refer to Note 3 for further discussion.

There were no transfers between Level 1, Level 2 or Level 3 for the years ended December 31, 2017 or December 31, 2016.

NOTE 11: STOCKHOLDERS’ EQUITY

The Company is authorized to issue a total of 85,000,000 shares of stock consisting of 75,000,000 shares of common stock, par value $0.015 per share, and 10,000,000 shares of preferred stock, par value $0.001 per share. The Company has designated 750,000 shares of Series-A Junior Participating Preferred Stock, par value $0.001 per share, and 4,000 shares of Series A convertible preferred stock, through the filing of a certificate of designation with the Delaware Secretary of State, none of which are issued and outstanding as of December 31, 2017.

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

During the first quarter of 2016, we sold a total of 405,747 shares of common stock to Aspire Capital under the stock purchase agreement dated November 11, 2015 with aggregate gross proceeds to the Company of $2.2 million, or net proceeds of $2.1 million after deducting costs of the offering.

On May 25, 2016, the Company terminated the November 11, 2015 stock purchase agreement with Aspire Capital and entered into a new common stock purchase agreement with Aspire Capital which provided that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $10.0 million of shares of our common stock over the 30-month term of the purchase agreement, subject to the terms and conditions set forth therein. Concurrently with entering into the purchase agreement, the Company also entered into a registration rights agreement with Aspire Capital, in which the Company agreed to file one or more registration statements, as permissible and necessary to register under the Securities Act of 1933, registering the sale of the shares of our common stock that have been and may be issued to Aspire Capital under the purchase agreement. As part of the stock purchase agreement we issued 49,736 common shares as a commitment fee. The value of the common shares issued as a commitment fee of $198,523 has been reflected as an addition to common stock and additional paid in capital of $746 and $197,777, respectively, which is amortized over the life of the stock purchase agreement. As of the date of filing this Annual Report with the SEC no shares of stock have been sold to Aspire Capital under the May 25, 2016 purchase agreement. As of December 31, 2017, 467,650 shares are available for sale to Aspire Capital under the May 25, 2016 purchase agreement.

2016 Public Offering of Common Stock

In August 2016, the Company completed an underwritten public offering of 1,150,000 shares of common stock at a price per share of $2.50, with gross proceeds of $2.9 million to the Company, or net proceeds of $2.6 million after deducting underwriter discounts, commissions, non-accountable expense allowance and expense reimbursement.

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

As of December 31, 2017, all of the warrants issued in the April 3, 2017 offering have been exercised and are no longer outstanding and all of the shares of Series A convertible preferred stock have been converted into shares of common stock.

Accounting Treatment

The Company allocated the proceeds from the sale of the Class A and Class B units to the separate securities issued. The Company determined that, on the date of issuance, the warrants were not considered indexed to its own stock because the underlying instruments were not “fixed-for-fixed” due to the price protection and fundamental transaction provisions and, therefore, the warrants should be accounted for as liabilities. At the end of each reporting period, the changes in fair value of the warrants during the period were recorded in non-operating income (expense) in the consolidated statement of operations.

The Company allocated the amount representing the fair value of the warrants at the date of issuance separately to the warrant liability and recorded the remaining proceeds as common stock, in the case of the Class A units, or as Series A convertible preferred stock, in the case of the Class B units. Due to the allocation of a portion of the proceeds to the warrants, the Series A convertible preferred stock contained a beneficial conversion feature upon issuance, which was recorded in the amount of $1,284,066 based on the intrinsic value of the beneficial conversion feature. The discount on the Series A convertible preferred stock of $1,284,066 caused by allocation of the proceeds to the warrant was recorded as a deemed dividend upon issuance of the Series A convertible preferred stock. As a result, total deemed dividends of $2,568,132 were recorded upon issuance of the Series A convertible preferred stock, which is reflected as an addition to net loss in the consolidated statement of operations to arrive at net loss applicable to common shareholders.

Exercise of 2017 Warrants

On June 29, 2017, the Company offered to modify the rights of the holders of the warrants issued in the public offering the Company completed on April 3, 2017. The temporary modification included (a) lowering the exercise price of the warrants to $0.26 per share, (b) setting the applicable volume-weighted average price (VWAP) at $0.52 per share, and (c) allowing for temporary cashless exercise of the warrants for all holders that accepted the temporary modification before 8:00 a.m. Eastern daylight time on June 30, 2017. Holders of warrants to purchase a total of approximately 3.0 million shares of common stock accepted the offer resulting in the cancellation of those warrants and the issuance by the Company of a total of approximately 1.5 million shares of common stock (including shares held in abeyance). The shares of common stock are registered under the Securities Act of 1933, as amended. If delivery of the shares of common stock pursuant to the foregoing would result in the holder exceeding the 4.99% “Beneficial Ownership Limitation” (as defined in the warrant) then the shares in excess of such 4.99% will be held in abeyance by the Company pending further instruction from the holder. In connection with the temporary modification, the Company agreed to extend the “Lock-up Period” of the underwriting agreement between the Company and Aegis Capital Corp., dated March 28, 2017, by 45 days and the Company agreed not to enter into any further amendments to the warrants during such extended Lock-up Period without the prior written consent of each holder. During the third quarter of 2017, all remaining warrants were exercised for cash so that no warrants issued in the April 3, 2017 financing remained outstanding. Upon exercise of these warrants, the amount of the warrant liability at the date of exercise was reclassified from warrant liability to additional paid-in capital.

The following table summarizes the 2017 liability warrant activity:

	Shares	Weighted Average Exercise Price
Outstanding as of December 31, 2016
Warrants granted	5,863,332		$0.9375
Warrants exercised	(5,863,332)		0.26
Outstanding as of December 31, 2017		$

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

Inputs used in the valuation of the warrants at the issuance date of April 3, 2017 and June 30, 2017 are set forth below. All remaining warrants were exercised and no warrants issued in the April 2017 financing remained outstanding at December 31, 2017.

Initial valuation
Common stock price	$0.75
Exercise price	$0.9375
Expected volatility	50%
Dividend yield	0%
Risk-free interest rate	0.79% - 1.88%
Expected term (years)	0.24 - 5

June 30, 2017 valuation
Common stock price	$0.50
Exercise price	$0.26
Expected volatility	50%
Dividend yield	0%
Risk-free interest rate	0.79-1.88%
Expected term (years)	0.08-4.76

Conversion of Series A Convertible Preferred Stock

During the year ended December 31, 2017, certain holders of the Series A convertible preferred stock exercised their conversion option and converted an aggregate of 3,502 shares of Series A convertible preferred stock into 4,669,329 shares of the Company’s common stock based on the conversion ratio of 1,333.33 shares of common stock for each share of Series A convertible preferred stock. As of December 31, 2017, no shares of Series A convertible preferred stock were outstanding.

October 2017 Public Offering

On October 26, 2017, the Company entered into an underwriting agreement with Maxim Group LLC relating to a public offering of common stock which closed on October 30, 2017. The offering generated gross proceeds to the Company of approximately $5.5 million and net proceeds of $4.9 million after deducting underwriting discounts, commission and other offering expenses paid by the Company.

The offering included 11,500,000 shares of common stock at a public offering price of $0.44 per share. In addition, the underwriter exercised the over-allotment to purchase an additional 1,000,000 shares of common stock at the offering price of $0.44 per share, which are included in the gross proceeds of $5.5 million.

December 2017 Public Offering and Private Placement

On December 20, 2017, the Company entered into a placement agent agreement with Maxim Group LLC relating to the sale of the Company’s securities. Pursuant to the placement agent agreement, on December 20, 2017, the Company entered into a securities purchase agreement with certain purchasers named therein relating to the offering and sale of 5,300,000 shares of Company common stock at a public offering price of $0.27 per share. The offering generated gross proceeds to the Company of approximately $1.4 million and net proceeds of $1.2 million after deduction underwriting discounts, commissions, and other offering expenses paid by the Company.

Concurrently with the public offering the Company also commenced a private placement whereby it issued and sold Class A and Class B Warrants, exercisable for an aggregate of 10,600,000 shares of common stock, at an exercise price of $0.315 per share. The public offering and the private placement involve the same purchasers. The Class A and Class B Warrants exercise price is fixed at $0.315 per warrant, and will become exercisable commencing six months from issuance. The Class A Warrants will expire eight months from issuance, while the Class B Warrants will expire on the first anniversary of the date of issuance. Other than the different expiration dates, the Class A Warrants and Class B Warrants have identical terms. None of the Class A Warrants, the Class B Warrants nor the shares issuable upon exercise of such Warrants have been registered with the Securities and Exchange Commission. The Warrants cannot be exercised on a cashless basis. There are no redemption features embodied in the Warrants and they have met the conditions for equity classification.

Outstanding Warrants

As of December 31, 2017, warrants to purchase 10,980,561 shares of common stock were outstanding including:

	Outstanding Warrants to Purchase Shares	Exercise Price	Expiration Date

2011 private placement	283,470	$18.75 - 24.00	May 8, 2018
2014 public offering	77,790	45.00	January 29, 2019
Placement agent fees for Company’s offerings	16,135	31.80 - 186.45	March - November, 2018
Outside consulting	3,166	63.75	January 14, 2018
2017 Warrant A private placement	5,300,000	0.32	August 22, 2018
2017 Warrant B private placement	5,300,000	0.32	December 22, 2018
	10,980,561

NOTE 12: NET LOSS PER SHARE

The Company accounts for and discloses net income (loss) per common share in accordance with ASC Topic 260, Earnings Per Share. Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding. In addition, in computing the dilutive effect of convertible securities, the numerator is adjusted to add back any convertible preferred dividends. Diluted net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares that would have been outstanding during the period assuming the issuance of common shares for all potential dilutive common shares outstanding. Potential common shares consist of shares issuable upon the conversion of Series A convertible preferred stock, and potential future exercises of outstanding stock options and common stock warrants. Because the inclusion of potential common shares would be anti-dilutive for all periods presented they have been excluded from the calculation.

The following table summarizes the Company’s calculation of net loss per common share:

	Year Ended December 31,
	2017	2016
Numerator
Net loss	$(8,122,581)	$(6,368,885)
Deemed dividend attributable to preferred stock	(2,568,132)
Net loss attributable to common shareholders	$(10,690,713)	$(6,368,885)
Denominator
Weighted average common shares outstanding used to compute net loss per share, basic and diluted	11,697,273	2,947,282
Net loss per share of common stock, basic and diluted:	$(0.91)	(2.16)

There are no potential common shares excluded from the calculation of net loss per diluted share for the years ended December 31, 2017 and 2016 because the effect of them would be anti-dilutive. For the year ended December 31, 2017 and 2016, the average price of our common stock was less than the exercise price of the vested stock options and exercisable warrants.

NOTE 13: INCOME TAXES

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

On December 22, 2017, the President signed into law the Tax Cut and Jobs Act of 2017 (the “2017 Tax Act”). The 2017 Tax Act provisions applicable to the Company include a permanent reduction to the U.S. federal corporate income tax rate from 35% to 21%, the capitalization and amortization of research and development related expenses, and placing additional limits on the use of net operating losses. Under ASC Topic 740, Accounting for Income Taxes, companies are required to recognize the changes in the period of enactment.

Amounts recorded by the Company during the year ended December 31, 2017 where the accounting is considered to be complete relate to a reduction, in the amount of $1.9 million, in the carrying value of the Company’s U.S. deferred tax assets resulting from the 2017 Tax Act’s reduction in the U.S. federal corporate income tax rate from 35% to 21%, which is fully offset by the valuation allowance.

The Company did not record an income tax benefit for its losses incurred for the years ending December 31, 2017 or 2016 due to uncertainty regarding utilization of its net operating loss carryforwards and due to its history of losses. The benefit for income taxes differs from the benefit computed by applying the federal statutory rate to loss before income taxes as follows:

	Year Ended December 31,
	2017		2016
Expected federal income tax benefit at statutory federal rate		$(2,761,678)		$(2,165,421)
Share-based compensation		197,336		214,430
Other permanent items		2,668		1,034
Loss of tax attributes of former subsidiary				437,763
Effect of change in valuation allowance		(15,344,015)		843,386
Prior year true-up		(126,031)		656,812
Tax rate change		1,912,427
Effect of NOL limitation		16,119,293
Other				11,996
Actual federal income tax benefit	$		$

The components of net deferred tax assets and liabilities are as follows:

	As of December 31,
	2017		2016
Deferred tax assets
Accrued bonuses	$			$207,175
Obsolete inventory		21,881		35,426
Accrued vacation		31,051		32,135
Net operating loss carryforwards		1,774,700		16,382,515
Intangible assets, net		634,521		949,088
Share-based compensation		620,789		934,995
Basis difference in fixed assets		33,241		53,819
Contribution, carryforward		677		315
Valuation allowance, long term		(3,089,306)		(18,557,979)
Deferred tax asset		27,554		37,489

Deferred tax liabilities
Other		(27,554)		(37,489)
Net deferred tax asset	$		$

Based on an assessment of all available evidence including, but not limited to the Company’s limited operating history in its core business and lack of profitability, uncertainties of the commercial viability of its technology, the impact of government regulation and healthcare reform initiatives, and other risks normally associated with biotechnology companies, the Company has concluded that it is more likely than not that these net operating loss carryforwards and credits will not be realized and, as a result, a full valuation allowance has been recorded against the Company’s deferred income tax assets. Utilization of the net operating loss carryforwards may be subject to a substantial annual limitation due to ownership change limitations that may have occurred or that could occur in the future, as required by the Internal Revenue Code Section 382. In general, an “ownership change,” as defined by the code, results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the outstanding stock of a company by certain stockholders or public groups. Any limitation may result in expiration of all or a portion of the net operating loss carryforwards before utilization. Since the Company’s initial public offering, ownership changes have triggered a Section 382 limitation, which limits the ability to utilize net operating loss carryforwards.

The Company has incurred net operating losses from inception. At December 31, 2017, the Company had domestic federal net operating loss carryforwards of approximately $49.4 million. In October 2017, the Company completed a public offering, which triggered an ownership change under section 382. We believe that as of December 31, 2017, the gross net operating loss carryforwards have been limited to approximately $3.5 million, which are available to reduce future taxable income. These federal net operating loss carryforwards, expire at various dates beginning in 2030 through 2038. The Company recorded a valuation allowance against all of its net deferred tax assets of approximately $3.1 million and $18.6 million as of December 31, 2017 and 2016, respectively, for a net decrease of $15.5 million from 2016 to 2017 and a net increase of $800,000 from 2015 to 2016.

The Company files income tax returns in the U.S. The Company is subject to tax examinations for the 2012 tax year and beyond. The Company has no unrecognized tax positions and does not believe there will be any material changes in its unrecognized tax positions over the next 12 months. The Company has not incurred any interest or penalties related to unrecognized tax positions. In the event that the Company is assessed interest or penalties at some point in the future, they will be classified in the financial statements as general and administrative expense.

NOTE 14: CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of December 31, 2017 and 2016, the Company had $6,967,469 and $2,777,962 in excess of the FDIC insured limit, respectively.

NOTE 15: COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company has a commitment under an operating lease to pay future minimum lease payments of $19,720, all of which is due in the year ending December 31, 2018.

The total rent expense for the years ended December 31, 2017 and 2016 was $33,285 and $325,960, respectively. Rent expense was included in general and administrative expenses for both years.

Besins Healthcare Luxembourg Settlement Agreement

On January 28, 2016, the Company filed a complaint in the United States District Court for the District of Delaware captioned  Atossa Genetics Inc. v. Besins Healthcare Luxembourg SARL, Case No. 1:16-cv-00045-UNA. The complaint asserts claims for breach of contract, breach of the implied covenant of good faith and fair dealing, and for declaratory relief against Defendant Besins Healthcare Luxembourg SARL (“Besins”). The complaint was served upon Besins on February 15, 2016. The Company’s claims arise from Besins’ breach of an Intellectual Property License Agreement dated May 14, 2015 (the “License Agreement”), under which Besins licensed to the Company the worldwide exclusive rights to develop and commercialize Afimoxifene Topical Gel, or AfTG, for the potential treatment and prevention of hyperplasia of the breast. The complaint sought compensatory damages, a declaration of the parties’ rights and obligations under the License Agreement, and injunctive relief. On March 7, 2016, Besins filed its response to the Company’s complaint, generally denying liability for the Company’s claims and asserting counterclaims for breach of contract, fraud, negligent misrepresentation, and declaratory judgment. Besins sought unspecified money damages and preliminary and permanent injunctive relief, among other forms of relief, for its counterclaims. The Company filed its answer to Besins’ counterclaims on March 31, 2016, in which the Company disputed Besins’ allegations and denied that Besins is entitled to relief on its counterclaims. On August 4, 2016, the parties entered into a settlement agreement pursuant to which the parties dismissed this legal action and have settled all claims and counterclaims. Pursuant to the settlement agreement, Besins assumed, and Atossa shall have no further rights to, 4-hydroxy tamoxifen and AfTG in return for a termination payment to Atossa in the total amount of $1,762,931.  The termination payment was received in August 2016 and was included in other income in the consolidated statement of operations for year ended December 31, 2016.

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

On September 11, 2017, the Ninth Circuit entered an order and mandate remanding the case to the United States District Court for the Western District of Washington. On October 19, 2017, plaintiffs filed an amended complaint that conforms to the ruling by the Ninth Circuit. Since the claims under Sections 11, 12(a)(2) and 15 were dismissed by the district court and not appealed, the amended complaint only alleges violations of Section 10(b) and 20A of the Exchange Act and SEC Rule 10b-5 promulgated thereunder against the company and one officer. All other claims and defendants have been dismissed. The alleged class period in the amended complaint is December, 2012 through October 4, 2013.  On December 8, 2017, defendants filed an answer to the amended complaint.  On February 7, 2018, following a mediation, the parties notified the district court that they had reached an agreement in principle to settle the action.  The parties expect to file a stipulation of settlement with the court no later than March 15, 2018.  The settlement will be funded by the company’s insurance carriers, and is subject to both preliminary and final approval by the district court. We do not believe the ultimate resolution of this matter will have a material effect on our financial position, results of operations or cash flows.

We are subject to other legal proceedings and claims that arise in the normal course of business. We believe these matters are either without merit or of a kind that should not have a material effect, individually or in the aggregate, on our financial position, results of operations or cash flows.

NOTE 16: STOCK BASED COMPENSATION

Stock Options and Incentive Plan

On September 28, 2010, the Board of Directors approved the adoption of the 2010 Stock Option and Incentive Plan, or the (“2010 Plan”) to provide for the grant of equity-based awards to employees, officers, non-employee directors and other key persons providing services to the Company. Awards of incentive options may be granted under the 2010 Plan until September 2020. No other awards may be granted under the 2010 Plan after the date that is 10 years from the date of stockholder approval. An aggregate of 66,667 shares were initially reserved for issuance in connection with awards granted under the 2010 Plan and on May 18, 2016, an additional 133,333 shares were reserved for issuance under the 2010 Plan. On May 9, 2017, the stockholders approved an additional 1,500,000 shares for issuance under the 2010 Plan.

The following table presents the automatic additions to the 2010 Plan since inception pursuant to the “evergreen” terms of the 2010 Plan:

January 1,	Number of shares
2012	30,018
2013	34,452
2014	49,532
2015	65,557
2016	220,419
2017	151,477
Total additional shares	551,455

The Company granted options to purchase 1,716,323 shares of common stock to employees and directors during the year ended December 31, 2017. The weighted average grant date fair value of options granted during 2017 was $0.40. There are 100,456 options available for grant under the 2010 Plan as of December 31, 2017, and as a result of the evergreen provision contained in the 2010 Plan, an additional 1,272,910 shares were added to the 2010 Plan on January 1, 2018.

Compensation costs associated with the Company’s stock options are recognized, based on the grant-date fair values of these options, over the requisite service period, or vesting period. Accordingly, the Company recognized stock based compensation expense of $786,550 and $876,189 for the years ended December 31, 2017 and 2016, respectively, which was included in the following captions in the consolidated statements of operations.

	Year Ended December 31,
	2017	2016

General and administrative	$621,668	$850,378
Research and development	164,882	25,811
Total stock compensation expense	$786,550	$876,189

The fair value of stock options granted for the years ended December 31, 2017 and 2016 was calculated using the Black-Scholes option-pricing model applying the following assumptions:

Year ended December 31,
	2017	2016

Risk free interest rate	1.86% - 2.04%	1.48% - 1.55%
Expected term	5.32- 6.36 years	5.58- 6.06 years

Dividend yield	-%	-%
Expected volatility	112.86% - 114.19%	115.52% - 115.58

Options issued and outstanding as of December 31, 2017 and their activities during the year then ended are as follows:

	Number of Underlying Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Contractual Life Remaining in Years	Aggregate Intrinsic Value
Outstanding as of January 1, 2017	378,924	$26.25		$
Granted	1,716,323	0.47
Forfeited	(3,167)	15.00
Expired	(19,081)	25.05
Outstanding as of December 31, 2017	2,072,999	4.10	9.041	$
Exercisable as of December 31, 2017	608,040	11.77	8.348	$
Vested and expected to vest	2,072,999	$4.10	9.041	$

At December 31, 2017, there were 1,461,648 unvested options outstanding and the related unrecognized total compensation cost associated with these options was $976,606. This expense is expected to be recognized over a weighted-average period of 1.94 years.

NOTE 17: RELATED PARTY TRANSACTIONS

Shu-Chih Chen, Ph.D., a member of the Board of Directors and spouse of Steven C. Quay, Ph.D., M.D., the Company’s CEO, has provided consultancy services to the Company.  Those services primarily include providing scientific and technical expertise in Atossa’s negotiations and ongoing arrangements with the manufacturer of endoxifen which is located in Taiwan.  The cost of the services provided by Dr. Chen were approximately $27,000 through December 31, 2016 and have been approved by the Company’s audit committee.

Ensisheim Partners LLC, which is under sole ownership and control by Drs. Quay and Chen, purchased the following shares of common stock directly from the Company in at-the-market transactions which were approved by the Company’s audit committee:

Purchase Date	Number of Shares	Price per Share
January 19, 2016	3,333	$3.30
February 16, 2016	1,000	$7.95
March 9, 2016	1,000	$5.55

There were no related party transactions during the year ended December 31, 2017.

SIGNATURES

Pursuant to the requirements Section 13 or 15(d) of the Securities Exchange Act of 1934, the issuer, a corporation organized and existing under the laws of the State of Delaware, has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in the City of Seattle, State of Washington, on the 8th day of March, 2018.

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

Signature	Office(s)	Date

/s/ Steven C. Quay	Chairman, Chief Executive	March 8, 2018
Steven C. Quay, M.D., Ph.D.	Officer and President
(Principal Executive Officer)

/s/ Kyle Guse	Chief Financial Officer, General Counsel and Secretary	March 8, 2018
Kyle Guse	(Principal Financial and
Accounting Officer)

/s/ Richard I. Steinhart	Director	March 8, 2018
Richard I. Steinhart

Shu-Chi Chen	Director	March 8, 2018
Shu-Chih Chen, Ph.D.

/s/ Gregory Weaver	Director	March 8, 2018
Gregory Weaver

/s/ Stephen J. Galli	Director	March 8, 2018
Stephen J. Galli, M.D.

/s/ H. Lawrence Remmel	Director	March 8, 2018
H. Lawrence Remmel

EXHIBIT INDEX

Incorporated by Reference Herein
Exhibit No.	Description	Form	Date

1.1	Underwriting Agreement between the Company and Aegis Capital Corp., dated August 30, 2016	Current Report on Form 8-K, as Exhibit 1.1	September 2, 2016

1.2	Underwriting Agreement between Atossa Genetics Inc. and Aegis Capital Corp. as representative of the several underwriters, dated March 28, 2017	Current Report on Form 8-K, as Exhibit 1.1	April 4, 2017

1.3	Underwriting Agreement between Atossa Genetics Inc. and Maxim Corp. as representative of the several underwriters, dated October 26, 2017	Current Report on Form 8-K, as Exhibit 1.1	October 30, 2017

3.1	Amended and Restated Certificate of Incorporation of Atossa Genetics Inc.	Registration Statement on Form S-1, as Exhibit 3.2	June 11, 2012

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Atossa Genetics Inc.	Current Report on Form 8-K, as Exhibit 4.1	August 26, 2016

3.3	Bylaws of Atossa Genetics Inc.	Registration Statement on Form S-1, as Exhibit 3.4	June 11, 2012

3.4	Amendment to Bylaws of Atossa Genetics Inc.	Current Report on Form 8-K, as Exhibit 3.1	December 20, 2012

3.5	Certificate of Designation, Preferences, and Rights of Series A Junior Participating Preferred Stock of Atossa Genetics, Inc.	Current Report on Form 8-K, as Exhibit 3.1	May 22, 2014

3.6	Certificate of Designation of Preference, Rights and Limitations of Series A Convertible Preferred Stock	Current Report on Form 10Q, as Exhibit 3.1	May 11, 2017

4.1	Specimen common stock certificate	Registration Statement on Form S-1, as Exhibit 4.1	May 21, 2012

4.2	Form of Warrant from 2011 private placement	Registration Statement on Form S-1, as Exhibit 4.2	October 4, 2012

4.3	Form of Placement Agent Warrant from 2011 private placement	Registration Statement on Form S-1, as Exhibit 4.3	October 4, 2012

4.4	Form of Warrant dated September 30, 2012	Registration Statement on Form S-1, as Exhibit 4.4	October 4, 2012

4.5	Registration Rights Agreement, dated as of May 25, 2016, by and between the Company and Aspire Capital Fund, LLC.	Current Report on Form 8-K, as Exhibit 4.1	May 27, 2016

4.6	Form of Warrant Agreement from January 2014 Public Offering	Current Report on Form 8-K, as Exhibit 4.1	January 24, 2014

4.7	Form of Warrant issued to Dawson James Securities Inc. in January 2014	Current Report on Form 8-K, as Exhibit 4.2	January 24, 2014

4.8	Rights Agreement dated as of May 19, 2014, by and between the Company and VStock Transfer LLC, as rights agent, which includes as Exhibit B the Form of Rights Certificate	Current Report on Form 8-K, as Exhibit 4.1	May 22, 2014

4.10	Form of Common Stock Purchase Warrant A	Current Report on Form 8-K, as Exhibit 4.1	December 22, 2017

4.11	Form of Commons Stock Purchase Warrant B	Current Report on Form 8-K, as Exhibit 4.2	December 22, 2017

10.1#	Restated and Amended Employment Agreement with Steven Quay	Registration Statement on Form S-1, as Exhibit 10.3	February 14, 2012

10.3	Form of Indemnification Agreement	Registration Statement on Form S-1, as Exhibit 10.5	May 21, 2012

10.5#	Form of Incentive Stock Option Agreement	Registration Statement on Form S-1, as Exhibit 10.7	June 11, 2012

10.6#	Form of Non-Qualified Stock Option Agreement for Employees	Registration Statement on Form S-1, as Exhibit 10.8	June 11, 2012

10.7#	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors	Registration Statement on Form S-1, as Exhibit 10.9	June 11, 2012

10.8	Form of Subscription Agreement	Registration Statement on Form S-1, as Exhibit 10.10	February 14, 2012

10.9	Patent Assignment Agreement by and between the Company and Ensisheim Partners, LLC	Registration Statement on Form S-1, as Exhibit 10.12	April 6, 2012

10.10#	Form of Restricted Stock Award Agreement	Registration Statement on Form S-1, as Exhibit 10.13	June 11, 2012

10.11	Office Lease with Sander Properties, LLC, dated March 4, 2011	Registration Statement on Form S-1, as Exhibit 10.20	April 6, 2012

10.12	Office Lease with Sander Properties, LLC, dated July 8, 2011	Registration Statement on Form S-1, as Exhibit 10.21	April 6, 2012

10.13	Office Lease with Sander Properties, LLC, dated September 20, 2011	Registration Statement on Form S-1, as Exhibit 10.22	April 6, 2012

10.14	Sublease with Fred Hutchinson Cancer Research Center, dated December 9, 2011	Registration Statement on Form S-1, as Exhibit 10.23	April 6, 2012

10.15#	Amended and Restated Employment Agreement between the Company and Kyle Guse dated May 18, 2016	Current Report on Form 8-K, as Exhibit 10.1	May 20, 2016

10.17	Office space Lease dated July 18, 2013 between Alexandria (ARE) and the Company.	Annual Report on Form 10-K, as Exhibit 10.33	March 27, 2014

10.20	Common Stock Purchase Agreement, between the Company and Aspire Capital Fund, LLC, dated as of November 11, 2015.	Quarterly Report on Form 10-Q, as Exhibit 10.1	November 12, 2015

10.21	Common Stock Purchase Agreement, between the Company and Aspire Capital Fund, LLC, dated as of May 25, 2016.	Current Report on Form 8-K, as Exhibit 10.1	May 27, 2016

10.22	Lab and Office space Lease Agreement dated March 24, 2014 between Alexandria (ARE) and the Company.	Annual Report on Form 10-K, as Exhibit 10.33	March 27, 2014

10.26	Office Space Assignment and Assumption of Lease and Consent to Assignment dated August 8, 2014 between Legacy Group, Inc. and the Company.	Quarterly Report on Form 10-Q, as Exhibit 10.1	August 12, 2014

10.30	Intellectual Property License Agreement between Atossa Genetics Inc. and Besins Healthcare Luxembourg SARL, dated May 14, 2015.	Current Report on Form 8-K, as Exhibit 10.1	May 18, 2015

10.31	Settlement and Termination of License Agreement between Besins Healthcare Luxembourg SARL and its Affiliates and Atossa Genetics, Inc. dated August 4, 2016.	Current Report on Form 8-K, as Exhibit 10.1	August 5, 2016

10.32	Stock Purchase Agreement by and among the Company, the National Reference Laboratory for Breast Health, Inc. and NRL Investment Group, LLC, dated December 16, 2015.	Current Report on Form 8-K, as Exhibit 10.1	December 16, 2015

10.33	Office space Lease Agreement dated October 1, 2015 between Hughes-Northwest and the Company.	Annual Report on Form 10-K, as Exhibit 10.35	March 30, 2016

10.34	2010 Stock Option and Incentive Plan, as amended	Current Report on Form 8-K, as Exhibit 1.1	October 30, 2017

10.35	Placement agreement between Atossa Genetics Inc. and Maxim Corp. as representative of the Purchasers, dated December 20, 2017	Current Report on Form 8-K, as Exhibit 10.1	December 22, 2017

10.36	Securities Purchase agreement between Atossa Genetics Inc. and each purchaser	Current Report on Form 8-K, as Exhibit 10.1	December 22, 2017

22.1	List of Subsidiaries	Filed herewith

23.1	Consent of BDO USA LLP	Filed herewith

24.1	Powers of Attorney	Filed Herewith on the signature page

31.1	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of Steven C. Quay	Filed herewith

31.2	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of Kyle Guse	Filed herewith

32.1	Certification pursuant to 18 U.S.C. Section 1350 of Steven C. Quay	Filed herewith

32.2	Certification pursuant to 18 U.S.C. Section 1350 of Kyle Guse	Filed herewith

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

#	Indicates management contract or compensatory plan, contract or agreement.
††	Schedules and exhibits omitted pursuant to Item 601 of Regulation S-K.

