Form 10-Q
period 2018-06-30
ATOSSA GENETICS INC
filed 2018-08-13
CIK 1488039

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

The number of shares of the registrant’s common stock, $0.18 par value per share, outstanding at August 10, 2018 was 5,069,559.

ATOSSA GENETICS INC.

FORM 10-Q

QUARTERLY REPORT

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ATOSSA GENETICS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	December 31,
	2018	2017
Assets
Current assets
Cash and cash equivalents	$15,236,736	$7,217,469
Restricted cash	55,000	55,000
Prepaid expenses	440,389	250,944
Research and development tax rebate receivable	626,011	358,277
Other current assets	50,035	16,344
Total current assets	16,408,171	7,898,034

Furniture and equipment, net	60,926	11,467
Intangible assets, net	59,882	75,686
Other assets	48,867	178,907
Total assets	$16,577,846	$8,164,094

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	$191,217	$334,901
Accrued expenses	286,713	90,105
Payroll liabilities	952,657	784,867
Stock-based compensation liability	1,557,163
Other current liabilities	23,331	15,534
Total current liabilities	3,011,081	1,225,407

Commitments and contingencies (note 11)

Stockholders’ equity
Preferred stock - $0.001 par value; 10,000,000 shares authorized, consisting of: Series A convertible preferred stock-$0.001 par value; 4,000 shares authorized, and 0 shares outstanding as of June 30, 2018 and December 31, 2017; Series B convertible preferred stock- $0.001 par value; 25,000 and 0 shares authorized, and 5,802 and 0 shares issued and outstanding, as of June 30, 2018 and December 31, 2017, respectively	6
Additional paid-in capital-Series B convertible preferred stock	5,234,116
Common stock - $0.18 par value; 175,000,000 shares authorized, 4,874,099 and 2,651,952 shares issued and outstanding, as of June 30, 2018 and December 31, 2017, respectively	877,329	477,342
Additional paid-in capital	78,898,602	71,887,674
Accumulated deficit	(71,443,288)	(65,426,329)
Total stockholders’ equity	13,566,765	6,938,687

Total liabilities and stockholders’ equity	$16,577,846	$8,164,094

The accompanying notes are an integral part of these condensed consolidated financial statements.

ATOSSA GENETICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,		For The Six Months Ended June 30,

	2018	2017	2018	2017
Operating expenses:
Research and development	$1,467,736	$824,094	$1,938,712	$1,368,396
General and administrative	2,674,920	1,072,169	4,078,385	2,231,458
Total operating expenses	4,142,656	1,896,263	6,017,097	3,599,854
Operating loss	(4,142,656)	(1,896,263)	(6,017,097)	(3,599,854)
Change in fair value of common stock warrants		(152,447)		(152,447)
Warrant financing expense		(192,817)		(192,817)
Other income	79	38	138	75
Loss before income taxes	(4,142,577)	(2,241,489)	(6,016,959)	(3,945,043)
Income taxes
Net loss	$(4,142,577)	$(2,241,489)	$(6,016,959)	$(3,945,043)
Deemed dividends attributable to preferred stock	(4,782,100)	(2,568,132)	(4,782,100)	(2,568,132)
Net loss applicable to common stockholders	$(8,924,677)	$(4,809,621)	$(10,799,059)	$(6,513,175)
Loss per common share - basic and diluted	$(2.90)	$(7.72)	$(3.77)	$(13.85)
Weighted average shares outstanding, basic and diluted	3,073,803	623,004	2,864,033	470,139

The accompanying notes are an integral part of these condensed consolidated financial statements.

ATOSSA GENETICS INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Series B Convertible Preferred Stock				Common Stock				Total
				Additional			Additional	Accumulated	Stockholders’
	Shares	Amount		Paid-in Capital	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance at December 31, 2017		$		$	2,651,952	$477,342	$71,887,674	$(65,426,329)	$6,938,687

Issuance of Series B convertible preferred stock, net of issuance costs of $1,333,449	13,624		14	12,290,537					12,290,551
Allocation of Series B convertible preferred stock to beneficial conversion feature				(4,782,100)			4,782,100
Deemed Dividend on Series B convertible preferred stock				4,782,100			(4,782,100)
Conversion of Series B convertible preferred stock to common stock	(7,822)		(8)	(7,056,421)	2,222,147	399,987	6,656,442

Amortization of commitment shares							(39,703)		(39,703)
Compensation cost for stock options granted to executives and employees							394,189		394,189
Net loss								(6,016,959)	(6,016,959)
Balance at June 30, 2018	5,802		$6	$5,234,116	4,874,099	$877,329	$78,898,602	$(71,443,288)	$13,566,765

The accompanying notes are an integral part of these condensed consolidated financial statements.

ATOSSA GENETICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2018		2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss		$(6,016,959)	$(3,945,043)
Compensation cost for stock options granted		394,189	336,115
Loss on disposal of intangible asset			17,695
Change in stock-based compensation liability		1,557,163
Depreciation and amortization		17,838	73,193
Change in fair value of common stock warrants			152,447
Warrant financing expense			192,817
Changes in operating assets and liabilities:
Prepaid expenses		(189,445)	(56,769)
Research and development tax rebate receivable		(267,734)
Other assets		56,644	25,831
Accounts payable		(143,684)	241,491)
Payroll liabilities		167,790	(287,479)
Accrued expenses		196,608	27,053
Other current liabilities		7,797	13,074
Net cash used in operating activities		(4,219,793)	(3,209,575)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of furniture and equipment		(51,491)
Net cash used in investing activities		(51,491)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of Class A and Class B Units, net of issuance costs			3,871,636
Proceeds from issuance of Series B convertible preferred stock, net of issuance costs		12,290,551
Net cash provided by financing activities		12,290,551	3,871,636

NET INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH		8,019,267	662,061
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, BEGINNING BALANCE		7,272,469	3,082,962
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, ENDING BALANCE		$15,291,736	$3,745,023

NONCASH INVESTING AND FINANCING ACTIVITIES
Common stock issued for cashless exercise of common stock warrants	$		$900,488
Amount receivable for warrant exercise			2,600
Allocation of Class A and Class B Unit proceeds to warrant liability			1,612,416
Amortization of commitment shares		$39,703	$39,705

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

NOTE 2: GOING CONCERN

The Company’s consolidated financial statements are prepared using Generally Accepted Accounting Principles in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses and negative operating cash flows since inception. For the six months ended June 30, 2018, the Company recorded a net loss of approximately $6.0 million and used approximately $4.2 million of cash in operating activities. As of June 30, 2018 the Company had approximately $15.2 million in cash and cash equivalents and working capital of approximately $13.4 million. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. The Company can give no assurances that any additional capital that it is able to obtain, if any, will be sufficient to meet its needs, or that any such capital will be obtained on acceptable terms. If the Company is unable to obtain adequate capital, it could be forced to cease operations or substantially curtail its activities. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities should the Company be unable to continue as a going concern.

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

As of the date of filing this report, we expect that our existing resources will be sufficient to fund our planned operations for the next 12 to 18 months; however, additional capital resources will be needed to fund operations longer-term.

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

In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

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

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows, amending the presentation of restricted cash within the statement of cash flows. The new guidance requires that restricted cash be included within cash and cash equivalents on the statement of cash flows. The Company adopted the provisions of ASU No. 2016-18 as of January 1, 2018 and has included restricted cash with cash and cash equivalents on the accompanying statement of cash flows, including reclassifying 2017 balances. For the three and six months ended June 30, 2018 and June 30, 2017, we included $55,000 of restricted cash in cash and cash equivalents on the statement of cash flows. The restricted cash represents a required deposit for the Company credit card and is restricted until the Company no longer has the credit card or the limit changes on the credit card.

In July 2017, the FASB issued ASU 2017-11, Accounting for Certain Financial Instruments with Down Round Features and Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. Part I of this ASU addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of future equity offerings. Current accounting guidance requires financial instruments with down round features to be accounted for at fair value. Part II of the Update applies only to nonpublic companies and is therefore not applicable to the Company. The amendments in Part I of the Update change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. For freestanding equity-classified financial instruments, the amendments require entities that present earnings per share (EPS) in accordance with Topic 260 to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. This Update is effective for public entities for fiscal years beginning after December 15, 2018. Early adoption is permitted. The Company early adopted the provisions of ASU No. 2017-11 as of January 1, 2018. As the Company does not have any financial instruments with down round features outstanding as of June 30, 2018, this ASU did not have a material impact on the financial statements upon adoption.

In June 2018, The FASB issued ASU 2018-07, Compensation-Stock Compensation Improvements to Nonemployee Share Based Payment Accounting. This ASU simplifies several aspects of the accounting for non-employee share-based payment transactions resulting from expanding the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. An entity should apply the requirements of Topic 718 to nonemployee awards except for specific guidance on inputs to an option pricing model and the attribution of cost. The amendments also clarify that Topic 718 does not apply to share-based payments used to effectively provide financing to the issuer or was granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606, Revenue from Contracts with Customers. This update is effective for public entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted. The Company early adopted the provisions of ASU No. 2018-17 as of April 1, 2018 and it did not have a material impact on the financial statements upon adoption.

NOTE 4: PREPAID EXPENSES

Prepaid expenses consisted of the following:

	June 30, 2018	December 31, 2017
Prepaid insurance	$148,284	$125,056
Retainer and security deposits	16,718	14,218
Professional services	110,094	97,788
Prepaid research and development	115,014
Financial exchange fees	27,500
Other	22,779	13,882
Total prepaid expenses	$440,389	$250,944

NOTE 5: RESEARCH AND DEVELOPMENT TAX REBATE RECEIVABLE

On May 23, 2017 Atossa formed a wholly-owned subsidiary in Australia called Atossa Genetics AUS Pty Ltd. The purpose of this subsidiary is to perform research and development activities (“R&D”) including our Phase 1 and Phase 2 endoxifen clinical trials. Australia offers an R&D cash rebate of $0.435 per dollar spent on qualified R&D activities incurred in the country. For the six months ended June 30, 2018, the Company incurred qualified R&D expenses of approximately $616,000, resulting in an increase to the R&D rebate receivable of approximately $268,000 from the year ended December 31, 2017 balance, and a corresponding offset to R&D expenses in the same amount. At June 30, 2018, we had a total R&D rebate receivable of approximately $626,000.

NOTE 6: PAYROLL LIABILITIES

Payroll liabilities consisted of the following:

	June 30, 2018	December 31, 2017
Accrued bonus payable	$662,512	$566,000
Accrued vacation	167,174	147,861
Accrued payroll liabilities	122,971	71,006
Total payroll liabilities	$952,657	$784,867

NOTE 7: STOCKHOLDERS’ EQUITY

The Company is authorized to issue a total of 185,000,000 shares of stock consisting of 175,000,000 shares of common stock, par value $0.18 per share, and 10,000,000 shares of preferred stock, par value $0.001 per share. The Company has designated 750,000 shares of Series A junior participating preferred stock, par value $0.001 per share, 4,000 shares of Series A convertible preferred stock, par value $0.001 per share, and 25,000 shares of Series B convertible preferred stock through the filings of certificates of designation with the Delaware Secretary of State. No shares of Series A junior participating preferred stock and no shares of Series A convertible preferred stock are issued and outstanding as of June 30, 2018.

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

2018 Subscription Rights Offering of Units Consisting of Series B Convertible Preferred Stock and Warrants

On May 9, 2018, the Company’s Registration Statement on Form S-1 with the Securities and Exchange Commission was declared effective to offer subscription rights to purchase up to 25,000 units at $1,000 per unit with each unit consisting of one share of Series B convertible preferred stock and warrants to purchase 284 shares of common stock.

On May 29, 2018, the Company filed a Certificate of Designation of Preferences, Rights and Limitations of Series B convertible preferred stock with the Delaware Secretary of State creating a new series of its authorized preferred stock, par value $0.001 per share, designated as the Series B convertible preferred stock. The number of shares initially constituting the Series B preferred stock was set at 25,000 shares.

On May 30, 2018, the Company completed its previously announced rights offering pursuant to which the Company sold an aggregate of 13,624 units consisting of an aggregate of 13,624 shares of Series B convertible preferred stock and 3,869,216 warrants, with each warrant exercisable for one share of common stock at an exercise price of $4.048 per share (the “2018 Warrants”), resulting in net proceeds to the Company of approximately $12.3 million, after deducting expenses relating to the rights offering, including dealer-manager fees and expenses, and excluding any proceeds received upon exercise of any warrants.

Series B Convertible Preferred Stock.

The terms and provisions of our Series B convertible preferred stock are:

Conversion. Each share of Series B convertible preferred stock is convertible at our option at any time on or after the first anniversary of the closing of the rights offering or at the option of the holder at any time, into the number of shares of our common stock determined by dividing the $1,000 stated value per share of the Series B convertible preferred stock by a conversion price of $3.52 per share. In addition, the conversion price per share is subject to adjustment for stock dividends, distributions, subdivisions, combinations or reclassifications. Subject to limited exceptions, a holder of the Series B convertible preferred stock will not have the right to convert any portion of the Series B convertible preferred stock to the extent that, after giving effect to the conversion, the holder, together with its affiliates, would beneficially own in excess of 9.99% of the number of shares of our common stock outstanding immediately after giving effect to its conversion.

Fundamental Transactions. In the event we effect certain mergers, consolidations, sales of substantially all of our assets, tender or exchange offers, reclassifications or share exchanges in which our common stock is effectively converted into or exchanged for other securities, cash or property, we consummate a business combination in which another person acquires 50% of the outstanding shares of our common stock, or any person or group becomes the beneficial owner of 50% of the aggregate ordinary voting power represented by our issued and outstanding common stock, then, upon any subsequent conversion of the Series B convertible preferred stock, the holders of the Series B convertible preferred stock will have the right to receive any shares of the acquiring corporation or other consideration it would have been entitled to receive if it had been a holder of the number of shares of common stock then issuable upon conversion in full of the Series B convertible preferred stock.

Dividends. Holders of Series B convertible preferred stock shall be entitled to receive dividends (on an as-if-converted-to-common-stock basis) in the same form as dividends actually paid on shares of the common stock when, as and if such dividends are paid on shares of common stock.

Voting Rights. Except as otherwise provided in the certificate of designation or as otherwise required by law, the Series B convertible preferred stock has no voting rights.

Liquidation Preference. Upon our liquidation, dissolution or winding-up, whether voluntary or involuntary, holders of Series B convertible preferred stock will be entitled to receive out of our assets, whether capital or surplus, the same amount that a holder of common stock would receive if the Series B convertible preferred stock were fully converted (disregarding for such purpose any conversion limitations under the certificate of designation) to common stock, which amounts shall be paid pari passu with all holders of common stock.

Redemption Rights. We are not obligated to redeem or repurchase any shares of Series B convertible preferred stock. Shares of Series B convertible preferred stock are not otherwise entitled to any redemption rights, or mandatory sinking fund or analogous provisions.

2018 Warrants

The terms and conditions of the warrants included in the 2018 rights offering are as follows:

Exercisability. Each warrant is exercisable at any time and will expire four years from the date of is issuance. The warrants are exercisable, at the option of each holder, in whole or in part by delivering to us a duly executed exercise notice and payment in full for the number of shares of our common stock purchased upon such exercise, except in the case of a cashless exercise as discussed below.

The number of shares of common stock issuable upon exercise of the warrants is subject to adjustment in certain circumstances, including a stock split of, stock dividend on, or a subdivision, combination or recapitalization of the common stock. Upon the merger, consolidation, sale of substantially all of our assets, or other similar transaction, the holders of warrants shall, at the option of the company, be required to exercise the warrants immediately prior to the closing of the transaction, or such warrants shall automatically expire. Upon such exercise, the holders of warrants shall participate on the same basis as the holders of common stock in connection with the transaction.

Cashless Exercise. If at any time there is no effective registration statement registering, or the prospectus contained therein is not available for issuance of, the shares issuable upon exercise of the warrant, the holder may exercise the warrant on a cashless basis. When exercised on a cashless basis, a portion of the warrant is cancelled in payment of the purchase price payable in respect of the number of shares of our common stock purchasable upon such exercise.

Exercise Price. Each warrant represents the right to purchase one share of common stock at an exercise price of $4.048 per share. In addition, the exercise price per share is subject to adjustment for stock dividends, distributions, subdivisions, combinations, or reclassifications, and for certain dilutive issuances. Subject to limited exceptions, a holder of warrants will not have the right to exercise any portion of the warrant to the extent that, after giving effect to the exercise, the holder, together with its affiliates, and any other person acting as a group together with the holder or any of its affiliates, would beneficially own in excess of 4.99% of the number of shares of our common stock outstanding immediately after giving effect to its exercise. The holder, upon notice to the Company, may increase or decrease the beneficial ownership limitation provisions of the warrant, provided that in no event shall the limitation exceed 9.99% of the number of shares of our common stock outstanding immediately after giving effect to the exercise of the warrant.

Transferability. Subject to applicable laws and restrictions, a holder may transfer a warrant upon surrender of the warrant to us with a completed and signed assignment in the form attached to the warrant. The transferring holder will be responsible for any tax that liability that may arise as a result of the transfer.

Exchange Listing. We do not intend to apply to list the warrants on any securities exchange or recognized trading system.

Rights as Stockholder. Except as set forth in the warrant, the holder of a warrant, solely in such holder’s capacity as a holder of a warrant, will not be entitled to vote, to receive dividends, or to any of the other rights of our stockholders.

Redemption Rights. We may redeem the warrants for $0.18 per warrant if the volume-weighted-average-price of our common stock equals or exceeds $10.56 per share for ten consecutive trading days, provided that we may not do so prior to the first anniversary of closing of the rights offering.

Outstanding Warrants

As of June 30, 2018, warrants to purchase 4,760,270 shares of common stock were outstanding including:

	Outstanding Warrants to Purchase Shares	Exercise Price	Expiration Date

2014 public offering	6,483	$540.00	January 29, 2019
Placement agent fees for Company’s offerings	1,231	381.60 – 1,044.00	August - November, 2018
2017 Warrant A private placement	441,670	3.78	August 22, 2018
2017 Warrant B private placement	441,670	3.78	December 22, 2018
2018 Warrants	3,869,216	4.05	May 30, 2022
	4,760,270

Conversion of Series B Convertible Preferred Stock

During the three months ended June 30, 2018, certain holders of the Series B convertible preferred stock exercised their conversion option and converted an aggregate of 7,822 shares of Series B convertible preferred stock into 2,222,147 shares of the Company's common stock based on the conversion ratio of approximately 284 shares of common stock for each share of Series B convertible preferred stock.

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

The following table summarizes the Company’s calculation of net loss per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net Loss Per share
Numerator
Net loss	$(4,142,577)	$(2,241,489)	$(6,016,959)	$(3,945,043)
Deemed dividend attributable to preferred stock	(4,782,100)	(2,568,132)	(4,782,100)	(2,568,132)
Net loss attributable to common shareholders	$(8,924,677)	$(4,809,621)	$(10,799,059)	$(6,513,175)
Denominator
Weighted average common shares outstanding	3,073,803	623,004	2,864,033	470,139
Basic and diluted net loss per share	$(2.90)	$(7.72)	$(3.77)	$(13.85)

The following table sets forth the number of potential common shares excluded from the calculation of net loss per diluted share for the three and six months ended June 30, 2018 and 2017 because including them would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Options to purchase common stock	200,954	93,464	187,391	62,841
Series A convertible preferred stock		182,030		91,518
Series B convertible preferred stock	900,367		452,671
Warrants to purchase common stock	2,275,808	511,650	1,599,074	273,905
Total	3,377,129	787,144	2,239,136	428,264

For the three and six months ended June 30, 2018 and 2017, the average price of our common stock was less than the exercise price of the vested stock options and exercisable warrants.

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

As a result of the Company’s cumulative losses, management has concluded that a full valuation allowance against the Company’s net deferred tax assets is appropriate. No income tax liabilities existed as of June 30, 2018 and December 31, 2017 due to the Company’s continuing operating losses.

NOTE 10: CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At June 30, 2018 and December 31, 2017, the Company had $14,986,736 and $6,967,469 in excess of the FDIC insured limit, respectively.

NOTE 11: COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company has a commitment under an operating lease to pay future minimum lease payments of $4,930, all of which is due in the year ending December 31, 2018.

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

On March 23, 2018, the parties filed a stipulation of settlement with the court to settle the matter for $3.5 million, completely funded by defendants’ insurers, and on July 20, 2018 the Court approved the settlement.

We are subject to other legal proceedings and claims that arise in the normal course of business. We believe these matters are either without merit or of a kind that should not have a material effect, individually or in the aggregate, on our financial position, results of operations or cash flows.

NOTE 12: STOCK BASED COMPENSATION

Stock Option and Incentive Plan

On September 28, 2010, the Board of Directors approved the adoption of the 2010 Stock Option and Incentive Plan the (“2010 Plan”) to provide for the grant of equity-based awards to employees, officers, non-employee directors and other key persons providing services to the Company. Awards of incentive options may be granted under the 2010 Plan until September 2020. No other awards may be granted under the 2010 Plan after the date that is 10 years from the date of stock-holder approval. An aggregate of 5,556 shares were initially reserved for issuance in connection with awards granted under the 2010 Plan and on May 18, 2016, an additional 11,111 shares were reserved for issuance under the 2010 Plan. On May 9, 2017, the stockholders approved an additional 125,000 shares for issuance under the 2010 Plan. On April 12, 2018, the stockholders approved an additional 500,000 shares for issuance under the 2010 Plan.

The following table presents the automatic additions to the 2010 Plan since inception pursuant to the “evergreen” terms of the 2010 Plan:

January 1,	Number of shares
2012	2,502
2013	2,871
2014	4,128
2015	5,463
2016	18,368
2017	12,623
2018	106,076
Total additional shares	152,031

The Company granted 611,668 options to purchase shares of common stock under the 2010 Plan during the six months ended June 30, 2018. No options were exercised during the three or six months ended June 30, 2018. There are 3,118 shares available for grant under the 2010 Plan as of June 30, 2018.

Compensation costs associated with the Company’s stock options are recognized, based on the grant-date fair values of these options, over the requisite service period, or vesting period. Accordingly, the Company recognized stock-based compensation expense of $179,050 and $181,408 for the three months ended June 30, 2018 and 2017, respectively and $394,189 and $336,116 for the six months ended June 30, 2018 and 2017, respectively (excluding the liability options discussed below). The fair value of stock options granted for the six months ended June 30, 2018 and 2017 was calculated using the Black-Scholes option-pricing model applying the following assumptions:

Period ended June 30,
	2018	2017

Risk free interest rate	2.47% - 2.71%	1.86% - 2.04%
Expected term	5.24- 5.57 years	5.32- 6.36 years

Dividend yield	- %	- %
Expected volatility	108.81% - 126.43%	112.86% - 114.19%

Options issued and outstanding as of June 30, 2018 under the 2010 Plan and their activities during the six months then ended are as follows:

	Number of Underlying Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Contractual Life Remaining in Years	Aggregate Intrinsic Value
Outstanding as of January 1, 2018	172,510	$49.27		$
Granted	611,668	2.39
Forfeited	(338)	5.64
Expired
Outstanding as of June 30, 2018	783,840	12.70	9.67	$
Exercisable as of June 30, 2018	82,536	93.84	8.19	$
Vested and expected to vest	783,840	12.70	9.67	$

At June 30, 2018, there were 701,304 unvested options outstanding and the related unrecognized total compensation cost associated with these options was approximately $1,810,227. This expense is expected to be recognized over a weighted-average period of 1.71 years.

Option Grants Classified as Liabilities (“Liability Grants”)

On June 27, 2018, the Company issued option awards to Dr. Steven C. Quay, Chairman of the Board, President and Chief Executive Officer and Kyle Guse, Chief Financial Officer, General Counsel and Secretary. The Company granted Dr. Quay 2,300,000 options and granted Mr. Guse 700,000 options, each exercisable for an equivalent number of shares of Company common stock. The options were granted pursuant to an option award agreement and were granted outside the Company’s 2010 Plan; however, they are subject to the terms and conditions of the 2010 Plan.

The Liability Grants are exercisable for shares of common stock at an exercise price of $2.38 per share, which was the fair market value on the date of grant. The options have an exercise period of ten years from their date of issuance. If at the time the options are exercised the Company cannot deliver shares of common stock to the optionee including, for example, if there are insufficient shares available under the Plan at the time of exercise, then in lieu of the optionee paying the exercise price and the Company issuing shares of stock, the option may only be exercised on a cash “net basis” so that the Company will pay cash in an amount equal to the excess of the fair market value of the common stock over the option exercise price. There currently are not sufficient shares available under the Plan and the Company would be obligated to settle these options in cash if they were exercised. Because these options contain provisions that could require the Company to settle the options in cash in an event outside the Company’s control, they are accounted for as liabilities.

The Liability Grants are subject to vesting requirements. Twenty-five percent of the options have vested as of the grant date, 50% of the options will vest quarterly over two years, and the remaining 25% will vest upon achievement of certain milestones related to clinical trial progress.

Compensation costs associated with the Liability Grants are initially recognized, based on the grant-date fair values of these options, over the requisite or vesting period for time-based options or when it is probable the performance criteria will be achieved for options that vest based on performance. Compensation cost is remeasured each period based on the market value of our underlying stock until award vesting or settlement.

For the three and six months ended June 30, 2018, the Company recognized compensation expense related to these options of $1,557,163.

The fair value of liability options granted for the six months ended June 30, 2018 was calculated using the Black-Scholes option-pricing model applying the following assumptions:

Six months ended June 30,
2018

Risk free interest rate	2.71%
Expected term	5.0 years

Dividend yield	- %
Expected volatility	125.0%

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

Forward-Looking Statements

This report contains, in addition to historical information, certain information, assumptions and discussions that may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have made these statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected or anticipated. Although we believe our assumptions underlying our forward-looking statements are reasonable as of the date of this report, we cannot assure you that the forward-looking statements set out in this report will prove to be accurate. We typically identify these forward-looking statements by the use of forward-looking words such as “expect,” “potential,” “continue,” “may,” “will,” “should,” “could,” “would,” “seek,” “intend,” “plan,” “estimate,” “anticipate” or the negative version of those words or other comparable words. Forward-looking statements contained in this report include, but are not limited to, statements about:

●	whether we can obtain approval from the U.S. Food and Drug Administration (“FDA”) and foreign regulatory bodies, to sell, market and distribute our therapeutics and devices under development;

●	our ability to successfully complete clinical trials of our pharmaceutical candidates under development, including endoxifen and our intraductal microcatheters to administer therapeutics, including our study using fulvestrant;

●	the success, cost and timing of our product and drug development activities and clinical trials, including whether the ongoing clinical study using our intraductal microcatheters to administer fulvestrant and other studies will enroll a sufficient number of subjects or be completed in a timely fashion or at all;

●	our ability to contract with third-party suppliers, manufacturers and service providers, including clinical research organizations, and their ability to perform adequately;

●	our ability to successfully develop and commercialize new therapeutics currently in development or that we might identify in the future and in the time frames currently expected;

●	our ability to establish and maintain intellectual property rights covering our products;

●	our expectations regarding, and our ability to satisfy, federal, state and foreign regulatory requirements;

●	the accuracy of our estimates of the size and characteristics of the markets that our products and services may address;

●	our expectations as to future financial performance, expense levels and capital sources;

●	whether the final study results will vary from preliminary study results that we may announce; and

●	our ability to attract and retain key personnel.

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

Company Overview

We are a clinical-stage pharmaceutical company focused on developing novel, proprietary therapeutics and delivery methods for the treatment of breast cancer and other breast conditions. We are developing Endoxifen with two routes of delivery: a topical formulation, applied like a lotion, for the treatment of a condition called mammographic breast density (or, MBD) and a breast disorder in men called gynecomastia; and an oral formulation to treat stage 1 or 2 breast cancer in the “window of opportunity” between diagnosis and surgery and for breast cancer survivors who do not benefit from taking oral tamoxifen, a current FDA-approved standard of care. We are also developing our patented intraductal microcatheter technology to potentially target the delivery of therapies, including fulvestrant, immunotherapies and Chimeric Antigen Receptor T-cell therapies (CAR-T therapies), directly to the site of breast cancer.

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

In March 2018, we expanded our breast health program by launching a mens’ breast health initiative with a Phase 1 study of our topical Endoxifen in men. The objectives of the placebo-controlled, repeat dose study of 24 healthy male volunteers are to assess the pharmacokinetics of proprietary topical Endoxifen dosage forms over 28 days, as well as to assess safety and tolerability. Depending on the results of this study, we plan to develop our topical Endoxifen for gynecomastia.

We have opened enrollment in two Phase 2 studies of our proprietary Endoxifen: one in Stockholm, Sweden using our topical Endoxifen to treat MBD and another in Australia using our oral Endoxifen to treat patients in the window of opportunity between diagnosis and surgery.

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

Results of Operations

Three and Six Months Ended June 30, 2018 and 2017

Revenue and Cost of Revenue:

For the three and six months ended June 30, 2018 and 2017, we had no revenue and no associated cost of revenue.

Operating Expenses: Total operating expenses were approximately $4.1 million and $6.0 million for the three and six months ended June 30, 2018, respectively, consisting of general and administrative (G&A) expenses of approximately $2.7 million and $4.1 million, respectively, and research and development (R&D) expenses of approximately $1.5 million and $1.9 million, respectively. Total operating expenses were approximately $1.9 million and $3.6 million for the three and six months ended June 30, 2017, respectively, consisting of G&A expense of approximately $1.1 million and $2.2 million, respectively, and R&D expenses of $0.8 million and $1.4 million, respectively.

Total operating expenses for the three and six months ended June 30, 2018 as compared to the same periods of 2017 increased approximately $2.3 million, or 118.46%, and increased $2.4 million, or 67.15%, respectively.

General and Administrative Expenses: G&A expenses for the three months ended June 30, 2018 were approximately $2,675,000, an increase of $1,603,000 or 149.49%, from approximately $1,072,000, for the same period in 2017. G&A expenses for the six months ended June 30, 2018 were approximately $4,078,000, an increase of $1,847,000 or 82.77%, from approximately $2,232,000 for the same period in 2017. G&A expenses consist primarily of personnel and related benefit costs, facilities, professional services, insurance, and public company related expenses. The increase in G&A expenses is mainly attributed to an increase in stock-based compensation expense of $1.0 million, payroll expenses resulting from retroactive salary increases and one-time bonus payments of $350,000.

Research and Development Expenses: R&D expenses for the three months ended June 30, 2018 were approximately $1,468,000, an increase of $644,000 or 78.10%, from approximately $824,000, for the same period in 2017. R&D expenses for the six months ended June 30, 2018 were approximately $1,939,000, an increase of $570,000 or 41.68%, from approximately $1,368,000 for the same period in 2017. The increase in R&D expenses is mainly attributable to an increase in stock-based compensation expense of $0.6 million. R&D expenses primarily consist of salaries, manufacturing and clinical trial expenses associated with our Endoxifen program. We expect our R&D expenses to increase throughout 2018 as we continue to advance our phase 2 Endoxifen clinical trials and continue the development other indications and pharmaceuticals.

Warrant Financing Costs and Change in Fair Value of Common Stock Warrants: The April 2017 financing included the issuance of common stock liability warrants. The Company incurred financing costs associated with these common stock liability warrants of $192,817 upon issuance. The Company also recorded changes in the fair value of the liability warrants during the three months and six months ended June 30, 2017 of $152,447. There were no common stock liability warrants issued during the three and six months ended June 30, 2018.

Liquidity and Capital Resources

We have a history of operating losses as we have focused our efforts on raising capital and building our products and services in our pipeline. The Company’s consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses and negative operating cash flows since inception. For the six months ended June 30, 2018, the Company recorded a net loss of approximately $6.0 million, and used approximately $4.2 million of cash in operating activities. As of June 30, 2018, the Company had approximately $15.2 million in cash and cash equivalents and working capital of approximately $13.4 million. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. The Company can give no assurances that any additional capital that it is able to obtain, if any, will be sufficient to meet its needs, or that any such financing will be obtainable on acceptable terms. If the Company is unable to obtain adequate capital, it could be forced to cease operations or substantially curtail is commercial activities. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities should the Company be unable to continue as a going concern.

As of the date of filing this quarterly report, we expect that our existing resources will be sufficient to fund our planned operations for the next 12 to 18 months; however, additional capital resources will be needed to fund operations longer-term.

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

Cash Flows

As of June 30, 2018, the Company had cash and cash equivalents and restricted cash of $15.3 million.

Net Cash Flows from Operating Activities: Net cash used in operating activities was approximately $4.2 million for the six months ended June 30, 2018, compared with approximately $3.2 million for the six months ended June 30, 2017. The increase in the 2018 period as compared to 2017 results primarily from an increase in compensation, increased consulting fees, and increased patent expenses in 2018.

Net Cash Flows from Investing Activities: Net cash used in investing activities was approximately $51,500 for the six months ended June 30, 2018, compared with no cash used for the six months ended June 30, 2017. The increase in 2018 was attributable to the purchases of fixed asset equipment in 2018 for R&D activities.

Net Cash Flows from Financing Activities: Net cash provided by financing activities generated proceeds of $12.3 million for the six months ended June 30, 2018, as compared with $3.9 million for the six months ended June 30, 2017. The increase is mainly attributed to our larger completed rights offering in the second quarter of 2018 as compared to the same period in 2017.

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

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows, amending the presentation of restricted cash within the statement of cash flows. The new guidance requires that restricted cash be included within cash and cash equivalents on the statement of cash flows. The Company adopted the provisions of ASU No. 2016-18 as of January 1, 2018 and has included restricted cash within cash and cash equivalents in the statements of cash flows. For the three and six months ended June 30, 2018 and June 30, 2017, we included $55,000 of restricted cash in cash and cash equivalents on the statement of cash flows. The restricted cash represents a required deposit for the Company credit card and is restricted until the Company no longer has the credit card or the limit changes on the credit card.

In July 2017, the FASB issued ASU 2017-11, Accounting for Certain Financial Instruments with Down Round Features and Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. Part I of this ASU addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of future equity offerings. Current accounting guidance requires financial instruments with down round features to be accounted for at fair value. Part II of the Update applies only to nonpublic companies and is therefore not applicable to the Company. The amendments in Part I of the Update change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. For freestanding equity-classified financial instruments, the amendments require entities that present earnings per share (EPS) in accordance with Topic 260 to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. This Update is effective for public entities for fiscal years beginning after December 15, 2018. Early adoption is permitted. The Company early adopted the provisions of ASU No. 2017-11 as of January 1, 2018. As the Company does not have any financial instruments with down round features outstanding as of June 30, 2018, this ASU and it did not have a material impact on the financial statements upon adoption.

In June 2018, The FASB issued ASU 2018-07, Compensation-Stock Compensation Improvements to Nonemployee Share Based Payment Accounting. This ASU simplifies several aspects of the accounting for non-employee share-based payment transactions resulting from expanding the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. An entity should apply the requirements of Topic 718 to nonemployee awards except for specific guidance on inputs to an option pricing model and the attribution of cost. The amendments also clarify that Topic 718 does not apply to share-based payments used to effectively provide financing to the issuer or was granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606, Revenue from Contracts with customers. This update is effective for public entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoptions is permitted. The Company early adopted the provisions of ASU No. 2018-07 as of April 1, 2018 and it did not have a material impact on the financial statements upon adoption.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer concluded that, as of June 30, 2018, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect our disclosure controls and procedures.

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

On March 23, 2018, the parties filed a stipulation of settlement with the court to settle the matter for $3.5 million, completely funded by defendants’ insurers, and on July 20, 2018 the Court approved the settlement of $3.5 million.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

(a)	Exhibits
Incorporated by Reference Herein
Exhibit No.	Description	Form	Date

1.1	Form of Dealer-Manager Agreement	Amendment No. 1 to Registration Statement on Form S-1, as Exhibit 1.1	April 23, 2018

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Atossa Genetics Inc.	Current Report on Form 8-K, as Exhibit 4.1	April 23, 2018

4.1	Form of Certificate of Designation of Preference, Rights and Limitations of Series B Convertible Preferred Stock	Current Report on Form 8-K as Exhibit 3.1	May 30, 2018

4.2	Form of Warrant Agreement	Current Report on Form 8-K as Exhibit 4.1	May 30, 2018

4.3	Form of Warrant Certificate	Amendment No. 1 to Registration Statement on Form S-1, as Exhibit 4.3	April 23, 2018

4.4	Form of Non-Transferable Subscription Rights Certificate	Amendment No. 1 to Registration Statement on Form S-1, as Exhibit 4.4	April 23, 2018

31.1	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of Steven C. Quay	Filed herewith

31.2	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of Kyle Guse	Filed herewith

32.1	Certification pursuant to 18 U.S.C. Section 1350 of Steven C. Quay	Filed herewith

32.2	Certification pursuant to 18 U.S.C. Section 1350 of Kyle Guse	Filed herewith

99.1	Form of Instructions as to Use of Subscription Rights Certificates	Amendment No.2 to Registration Statement on Form S-1, as Exhibit 99.1	May 3, 2018

99.2	Form of Letter to Shareholders Who Are Record Holders	Amendment No.2 to Registration Statement on Form S-1, as Exhibit 99.2	May 3, 2018

99.3	Form of Letter to Brokers, Dealers, Banks and Other Nominees	Amendment No.2 to Registration Statement on Form S-1, as Exhibit 99.3	May 3, 2018

99.4	Form of Broker Letter to Clients Who Are Beneficial Holders	Amendment No.2 to Registration Statement on Form S-1, as Exhibit 99.4	May 3, 2018

99.5	Form of Beneficial Owner Election Form	Amendment No. 1 to Registration Statement on Form S-1, as Exhibit 99.5	April 23, 2018

99.6	Form of Nominee Holder Certification	Amendment No. 1 to Registration Statement on Form S-1, as Exhibit 99.6	April 23, 2018

99.7	Form of Notice of Important Tax Information	Amendment No. 1 to Registration Statement on Form S-1, as Exhibit 99.7	April 23, 2018

101	Interactive Data Files pursuant to Rule 405 of Regulation S-T	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 13, 2018

/s/ Steven C. Quay
President and Chief Executive Officer
(On behalf of the Registrant)

/s/ Kyle Guse
Kyle Guse
Chief Financial Officer, General Counsel and Secretary
(As Principal Financial and Accounting Officer)