Form 10-Q/A
period 2018-06-30
ATOSSA GENETICS INC
filed 2018-11-13
CIK 1488039

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

 EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q (the “Amended Form 10-Q”) of Atossa Genetics Inc. (the “Company”) amends the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, filed with the Securities and Exchange Commission on August 13, 2018 (the “Original Form 10-Q”). This Amended Form 10-Q corrects an inadvertent error in the calculation of the deemed dividend on Series B convertible preferred stock in the financial statements for the three and six months ended June 30, 2018 that were included in the Original Form 10-Q. Accounting principles generally accepted in the United States of America require that we allocate the proceeds from the May 2018 financing to the warrants and preferred stock issued in the financing and that we estimate and record any discount on the securities as a deemed dividend. In the financial statements included in the Original Form 10-Q, we did not properly allocate the proceeds to the warrants, and we did not properly record the deemed dividend related to the warrant discount as additional paid in capital to common stock. The Company incorrectly stated the deemed dividend for the three and six months ended June 30, 2018 as $4,782,100, rather than $11,479,308. The corrections result from application of technical accounting rules and do not impact cash or operations. As a result, the following items in the original filing have been amended:

Part I, Item 1. Financial Statements, Condensed Consolidated Statements of Operations (unaudited);

Part I, Item 1. Financial Statements, Condensed Consolidated Statement of Stockholders’ Equity (unaudited);

Part I, Item 1. Notes to Condensed Consolidated Financial Statement (Unaudited), Note 7 – Stockholders’ Equity –Accounting Treatment; and Note 8 - Net Loss Per Share; and

Part I, Item 4. Controls and Procedures.

In accordance with applicable generally accepted accounting principles, the Company has calculated and recognized adjustments accordingly. The following table shows the effect of the restatement on certain line items within the Company’s Condensed Consolidated Statement of Operations for the three months and six months ended June 30, 2018:

	For the Three Months Ended June 30, 2018		For the Six Months Ended June 30, 2018
	Previously Reported	Restated	Previously Reported	Restated
Deemed dividend attributable to preferred stock	$(4,782,100)	$(11,479,308)	$(4,782,100)	$(11,479,308)
Net loss applicable to common stockholders	$(8,924,677)	$(15,621,885)	$(10,799,059)	$(17,496,267)
Loss per common share -basic and diluted	$(2.90)	$(5.08)	$(3.77)	$(6.11)

The following table shows the effect of the restatement on certain line items within the Company’s Condensed Consolidated Statement of Stockholders’ Equity for the six months ended June 30, 2018:

	Preferred Stock Additional Paid-in Capital		Common Stock Additional Paid-in Capital
	Previously Reported	Restated	Previously Reported	Restated
Issuance of series B convertible preferred stock, net of issuance costs	$12,290,537	$6,926,778	$0	$5,363,759
Deemed Dividend on series B convertible preferred stock	$4,782,100	$11,479,308	$(4,782,100)	$(11,479,308)
Conversion of Series B convertible preferred stock to common stock	$(7,056,421)	$(7,821,992)	$6,656,442	$7,422,013

Except as specifically noted above, this Amended Form 10-Q does not modify or update the Original Form 10-Q or modify or update any related or other disclosures as originally filed, other than as required to reflect the effects of the amendment discussed above. Management has discussed these matters set forth above with the Company’s independent registered public accounting firm. On November 12, 2018, the Company’s Audit Committee of the Board of Directors concluded that the financial statements and other financial data at and for the three and six months ended June 30, 2018, as reported in the Original Form 10-Q, should not be relied upon because of the error described above which has been corrected in the Amended Form 10-Q. Additionally, investors, analysts and other persons should not rely upon any press releases, investor presentations or other communications that relate to that information.

ATOSSA GENETICS INC.

FORM 10-Q

QUARTERLY REPORT

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ATOSSA GENETICS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	December 31,
	2018 (as restated)	2017
Assets
Current assets
Cash and cash equivalents	$15,236,736	$7,217,469
Restricted cash	55,000	55,000
Prepaid expenses	440,389	250,944
Research and development tax rebate receivable	626,011	358,277
Other current assets	50,035	16,344
Total current assets	16,408,171	7,898,034

Furniture and equipment, net	60,926	11,467
Intangible assets, net	59,882	75,686
Other assets	48,867	178,907
Total assets	$16,577,846	$8,164,094

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	$191,217	$334,901
Accrued expenses	286,713	90,105
Payroll liabilities	952,657	784,867
Stock-based compensation liability	1,557,163
Other current liabilities	23,331	15,534
Total current liabilities	3,011,081	1,225,407

Commitments and contingencies (note 11)

Stockholders’ equity
Preferred stock - $0.001 par value; 10,000,000 shares authorized, consisting of: Series A convertible preferred stock-$0.001 par value; 4,000 shares authorized, and 0 shares outstanding as of June 30, 2018 and December 31, 2017; Series B convertible preferred stock- $0.001 par value; 25,000 and 0 shares authorized, and 5,802 and 0 shares issued and outstanding, as of June 30, 2018 and December 31, 2017, respectively	6
Additional paid-in capital-Series B convertible preferred stock	5,801,994
Common stock - $0.18 par value; 175,000,000 shares authorized, 4,874,099 and 2,651,952 shares issued and outstanding, as of June 30, 2018 and December 31, 2017, respectively	877,329	477,342
Additional paid-in capital	78,330,724	71,887,674
Accumulated deficit	(71,443,288)	(65,426,329)
Total stockholders’ equity	13,566,765	6,938,687

Total liabilities and stockholders’ equity	$16,577,846	$8,164,094

The accompanying notes are an integral part of these condensed consolidated financial statements.

ATOSSA GENETICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,		For The Six Months Ended June 30,

	2018 (as restated)	2017	2018 (as restated)	2017
Operating expenses:
Research and development	$1,467,736	$824,094	$1,938,712	$1,368,396
General and administrative	2,674,920	1,072,169	4,078,385	2,231,458
Total operating expenses	4,142,656	1,896,263	6,017,097	3,599,854
Operating loss	(4,142,656)	(1,896,263)	(6,017,097)	(3,599,854)
Change in fair value of common stock warrants		(152,447)		(152,447)
Warrant financing expense		(192,817)		(192,817)
Other income	79	38	138	75
Loss before income taxes	(4,142,577)	(2,241,489)	(6,016,959)	(3,945,043)
Income taxes
Net loss	$(4,142,577)	$(2,241,489)	$(6,016,959)	$(3,945,043)
Deemed dividends attributable to preferred stock	(11,479,308)	(2,568,132)	(11,479,308)	(2,568,132)
Net loss applicable to common stockholders	$(15,621,885)	$(4,809,621)	$(17,496,267)	$(6,513,175)
Loss per common share - basic and diluted	$(5.08)	$(7.72)	$(6.11)	$(13.85)
Weighted average shares outstanding, basic and diluted	3,073,803	623,004	2,864,033	470,139

The accompanying notes are an integral part of these condensed consolidated financial statements.

ATOSSA GENETICS INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Series B Convertible Preferred Stock					Common Stock
	Shares	Amount		Additional Paid-in Capital (as restated)		Shares	Amount	Additional Paid-in Capital (as restated)	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2017		$		$		2,651,952	$477,342	$71,887,674	$(65,426,329)	$6,938,687

Issuance of Series B convertible preferred stock and warrants, net of issuance costs of $1,333,449	13,624		14		6,926,778			5,363,759		12,290,551
Allocation of Series B convertible preferred stock to beneficial conversion feature					(4,782,100)			4,782,100
Deemed Dividend on Series B convertible preferred stock					11,479,308			(11,479,308)
Conversion of Series B convertible preferred stock to common stock	(7,822)		(8)		(7,821,992)	2,222,147	399,987	7,422,013

Amortization of commitment shares								(39,703)		(39,703)
Compensation cost for stock options granted to executives and employees								394,189		394,189
Net loss									(6,016,959)	(6,016,959)
Balance at June 30, 2018	5,802		$6		$5,801,994	4,874,099	$877,329	$78,330,724	$(71,443,288)	$13,566,765

The accompanying notes are an integral part of these condensed consolidated financial statements.

ATOSSA GENETICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2018		2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss		$(6,016,959)	$(3,945,043)
Compensation cost for stock options granted		394,189	336,115
Loss on disposal of intangible asset			17,695
Change in stock-based compensation liability		1,557,163
Depreciation and amortization		17,838	73,193
Change in fair value of common stock warrants			152,447
Warrant financing expense			192,817
Changes in operating assets and liabilities:
Prepaid expenses		(189,445)	(56,769)
Research and development tax rebate receivable		(267,734)
Other assets		56,644	25,831
Accounts payable		(143,684)	241,491)
Payroll liabilities		167,790	(287,479)
Accrued expenses		196,608	27,053
Other current liabilities		7,797	13,074
Net cash used in operating activities		(4,219,793)	(3,209,575)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of furniture and equipment		(51,491)
Net cash used in investing activities		(51,491)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of Class A and Class B Units, net of issuance costs			3,871,636
Proceeds from issuance of Series B convertible preferred stock and warrants, net of issuance costs		12,290,551
Net cash provided by financing activities		12,290,551	3,871,636

NET INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH		8,019,267	662,061
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, BEGINNING BALANCE		7,272,469	3,082,962
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, ENDING BALANCE		$15,291,736	$3,745,023

NONCASH INVESTING AND FINANCING ACTIVITIES
Common stock issued for cashless exercise of common stock warrants	$		$900,488
Amount receivable for warrant exercise			2,600
Allocation of Class A and Class B Unit proceeds to warrant liability			1,612,416
Amortization of commitment shares		$39,703	$39,705

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

  Accounting Treatment - Restated

The Company allocated the proceeds from the sale of the Series B convertible preferred stock and the warrants to purchase common stock to the separate securities issued. The Company allocated the amount representing the fair value of the warrants at the date of issuance to common stock based on the relative warrant fair value in the amount of $5,363,759, which is net of issuance costs allocated to the warrants. Due to the allocation of a portion of the proceeds to the warrants, the convertible preferred stock contained a beneficial conversion feature upon issuance, which was recorded in the amount of $4,782,100 based on the relative fair value of the beneficial conversion feature. The discount on the convertible preferred stock was $11,479,308, which consists of the beneficial conversion feature of $4,782,100, the allocation of a portion of the proceeds to the warrants in the amount of $5,363,759, and the total issuance costs related to the financing of $1,333,449. The discount on the convertible preferred stock of $11,479,308 was recorded as a deemed dividend upon issuance of the convertible preferred stock. The deemed dividend is reflected as an addition to net loss in the condensed consolidated statements of operations to arrive at net loss applicable to common shareholders. The Company has made an accounting policy election to record the deemed dividend related to discounts on convertible instruments at the time of issuance of the convertible instruments.

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

NOTE 8: NET LOSS PER SHARE (RESTATED)

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

The following table summarizes the Company’s calculation of net loss per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018 (as restated)	2017	2018 (as restated)	2017
Net Loss Per share
Numerator
Net loss	$(4,142,577)	$(2,241,489)	$(6,016,959)	$(3,945,043)
Deemed dividend attributable to preferred stock	(11,479,308)	(2,568,132)	(11,479,308)	(2,568,132)
Net loss attributable to common shareholders	$(15,621,885)	$(4,809,621)	$(17,496,267)	$(6,513,175)
Denominator
Weighted average common shares outstanding	3,073,803	623,004	2,864,033	470,139
Basic and diluted net loss per share	$(5.08)	$(7.72)	$(6.11)	$(13.85)

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures when this report was first filed with the SEC on August 13, 2018, our principal executive officer and principal financial officer concluded that, as of June 30, 2018, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

Subsequent to that evaluation, in assessing the control deficiencies that contributed to the correction described in the Explanatory Note to this Form 10-Q/A, our management concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report because of the material weakness in our internal control over financial reporting described below.

We identified a material weakness in the internal controls over the calculation of the deemed dividend on series B convertible preferred stock (the “deemed dividend”) for the three and six months June 30, 2018. Because of this error, an incorrect deemed dividend was included in net loss applicable to common stockholders which caused an incorrect calculation of loss per common share, basic and diluted. Management misinterpreted the technical guidance contained in ASC 470- Debt in calculating the deemed dividend. An appropriately detailed knowledge of ASC 470 -Debt was not present to prevent or detect this error. We incorrectly stated the amount of the deemed dividend as $4,782,100, rather than $11,479,308, for the three and six months ended June 30, 2018. We also incorrectly stated the loss per common share - basic and diluted, for the three and six months ended June 30, 2018 as $(2.90) and $(3.77) respectively, rather than the correct amount of $(5.08) and $(6.11), respectively.

These amounts have been corrected in the Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2018 and the Condensed Consolidated Statements of Stockholders’ Equity for the six months ended June 30, 2018. Management’s remediation plan is to enhance the procedures performed to independently review technical accounting memoranda for accuracy and completeness including when appropriate with an outside independent accounting firm in future periods.

No other change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: November 13, 2018

/s/ Steven C. Quay
President and Chief Executive Officer
(On behalf of the Registrant)

/s/ Kyle Guse
Kyle Guse
Chief Financial Officer, General Counsel and Secretary
(As Principal Financial and Accounting Officer)