Form 10-Q
period 2018-09-30
ATOSSA GENETICS INC
filed 2018-11-14
CIK 1488039

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of the registrant’s common stock, $0.18 par value per share, outstanding at November 9, 2018 was 5,646,552.

ATOSSA GENETICS INC.

FORM 10-Q

QUARTERLY REPORT

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ATOSSA GENETICS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30,	December 31,
Assets	2018	2017
Current assets
Cash and cash equivalents	$12,935,587	$7,217,469
Restricted cash	55,000	55,000
Prepaid expenses	290,331	250,944
Research and development tax rebate receivable	480,495	358,277
Other current assets	161,530	16,344
Total current assets	13,922,943	7,898,034

Furniture and equipment, net	57,804	11,467
Intangible assets, net	55,107	75,686
Other assets	88,518	178,907
Total Assets	$14,124,372	$8,164,094

Liabilities and Stockholders' Equity

Current liabilities
Accounts payable	$550,704	$334,901
Accrued expenses	51,673	90,105
Payroll liabilities	706,150	784,867
Stock-based compensation liability	2,180,659
Other current liabilities	66,077	15,534
Total Current Liabilities	3,555,263	1,225,407

Commitments and contingencies (note 11)
Stockholders' equity
Preferred stock - $0.001 par value; 10,000,000 shares authorized, consisting of Series A convertible preferred stock- $0.001 par value; 4,000 shares authorized, and 0 shares outstanding as of September 30, 2018 and December 31, 2017; Series B convertible preferred stock- $0.001 par value; 25,000 and 0 shares authorized, and 3,517 and 0 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	4
Additional paid-in capital- Series B convertible preferred stock	3,516,996
Common stock - $0.18 par value; 175,000,000 shares authorized, and 5,523,255 and 2,651,952 shares issued and outstanding, as of September 30, 2018 and December 31, 2017, respectively	994,175	477,342
Additional paid-in capital	80,811,088	71,887,674
Accumulated deficit	(74,753,154)	(65,426,329)
Total Stockholders' Equity	10,569,109	6,938,687

Total Liabilities and Stockholders' Equity	$14,124,372	$8,164,094

The accompanying notes are an integral part of these condensed consolidated financial statements.

ATOSSA GENETICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017

Operating Expenses
Research and development	$1,421,851	$742,450	$3,360,563	$2,110,846
General and administrative	1,888,119	1,313,477	5,966,504	3,544,935
Total operating expenses	3,309,970	2,055,927	9,327,067	5,655,781
Operating loss	(3,309,970)	(2,055,927)	(9,327,067)	(5,655,781)
Change in fair value of common stock warrants		(128,300)		(280,747)
Warrant financing expense				(192,817)
Other income (expense)	104	(283)	242	(208)
Loss before income taxes	(3,309,866)	(2,184,510)	(9,326,825)	(6,129,553)
Income taxes
Net loss	$(3,309,866)	$(2,184,510)	$(9,326,825)	$(6,129,553)
Deemed Dividend attributable to preferred stock			(11,479,308)	(2,568,132)
Net loss applicable to common shareholders	$(3,309,866)	$(2,184,510)	$(20,806,133)	$(8,697,685)
Loss per common share - basic and diluted	$(0.64)	$(2.11)	$(5.71)	$(13.23)
Weighted average shares outstanding - basic and diluted	5,183,492	1,034,262	3,645,682	657,184

The accompanying notes are an integral part of these condensed consolidated financial statements.

ATOSSA GENETICS INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Series B Convertible Preferred Stock					Common Stock
	Shares	Amount		Additional Paid-in Capital		Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
Balance at December 31, 2017		$		$		2,651,952	$477,342	$71,887,674	$(65,426,329)	$6,938,687

Issuance of Series B convertible preferred stock and warrants, net of issuance costs of $1,333,449	13,624		14		6,926,778			5,363,759		12,290,551

Allocation of Series B convertible preferred stock proceeds to beneficial conversion feature					(4,782,100)			4,782,100

Deemed Dividend on Series B convertible preferred stock					11,479,308			(11,479,308)

Conversion of Series B convertible preferred stock to common stock	(10,107)		(10)		(10,106,990)	2,871,303	516,833	9,590,167

Amortization of commitment shares								(59,556)		(59,556)

Compensation cost for stock options granted to executives and employees								726,252		726,252

Net loss									(9,326,825)	(9,326,825)
Balance at September 30, 2018	3,517		$4		$3,516,996	5,523,255	$994,175	$80,811,088	$(74,753,154)	$10,569,109

The accompanying notes are an integral part of these condensed consolidated financial statements.

ATOSSA GENETICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
	2018		2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss		$(9,326,825)	$(6,129,553)
Adjustments to reconcile net loss to net cash used in operating activities
Compensation cost for stock options granted		726,252	560,369
Loss on disposal of assets			17,695
Depreciation and amortization		28,690	102,074
Change in fair value of common stock warrants			280,747
Change in stock-based compensation liability		2,180,659
Warrant financing expense			192,817
Changes in operating assets and liabilities:
Prepaid expenses		(39,387)	14,195
Research and development tax rebate receivable		(122,218)
Other assets		(114,353)	25,831
Accounts payable		215,803	126,079
Payroll liabilities		(78,717)	(142,312)
Accrued expenses		(38,432)	33,578
Other current liabilities		50,543	7,212
Net cash used in operating activities		(6,517,985)	(4,911,268)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of furniture, fixtures and equipment		(54,448)
Net cash used in investing activities		(54,448)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceed from issuance of Series B convertible preferred stock and warrants, net of issuance costs		12,290,551
Proceeds from issuance of Class A and Class B Units, net of issuance costs			3,871,636
Proceeds from exercise of warrants			745,333
Net cash provided by financing activities		12,290,551	4,616,969

NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH		5,718,118	(294,299)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING BALANCE		7,272,469	3,082,962
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, ENDING BALANCE		$12,990,587	$2,788,663

NONCASH INVESTING AND FINANCING ACTIVITIES
Reclassification of warrant liability upon exercise of common stock warrants	$		$1,893,160
Amount receivable for warrant exercise			3,900
Allocation of Class A and Class B Unit proceeds to warrant liability			1,612,413
Amortization of commitment shares issued for shares distributed for capital contribution		$59,556	$59,558

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

NOTE 2: GOING CONCERN

The Company’s consolidated financial statements are prepared using Generally Accepted Accounting Principles in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses and negative operating cash flows since inception. For the nine months ended September 30, 2018, the Company recorded a net loss of approximately $9.3 million and used approximately $6.5 million of cash in operating activities. As of September 30, 2018, the Company had approximately $12.9 million in cash and cash equivalents and working capital of approximately $10.4 million. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. The Company can give no assurances that any additional capital that it is able to obtain, if any, will be sufficient to meet its needs, or that any such capital will be obtained on acceptable terms. If the Company is unable to obtain adequate capital, it could be forced to cease operations or substantially curtail its activities. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities should the Company be unable to continue as a going concern.

Management’s plan to continue as a going concern includes obtaining additional capital resources. Management’s plans to obtain such resources for the Company include obtaining capital from the sale of its equity securities, entering into strategic partnership arrangements, potential exercise of outstanding warrants, and short-term borrowings from banks, stockholders or other related parties, if needed. However, management cannot provide any assurance that the Company will be successful in accomplishing any of its plans.

As of the date of filing this report, we expect that our existing resources will be sufficient to fund our planned operations for the next 9 to 15 months; however, additional capital resources will be needed to fund operations longer-term.

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

In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

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

Recently Issued Accounting Pronouncements:

In February 2016, Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Lease Accounting Topic 842. This ASU requires a lessee to recognize lease assets and liabilities on the balance sheet for all arrangements with terms longer than 12 months. The new standard applies a right-of-use (ROU) model that requires a lessee to record, for all leases with a lease term of more than 12 months, an asset representing its right to use the underlying asset for the lease term and a liability to make lease payments. The lease term is the non-cancellable period of the lease, and includes both periods covered by an option to extend the lease, if the lessee is reasonably certain to exercise that option, and periods covered by an option to terminate the lease, if the lessee is reasonably certain not to exercise that termination option. For leases with a lease term of 12 months or less, a practical expedient is available whereby a lessee may elect, by class of underlying asset, not to recognize an ROU asset or lease liability. A lessee making this accounting policy election would recognize lease expense over the term of the lease, generally in a straight-line pattern. The lessor accounting remains largely consistent with existing GAAP. The new standard takes effect in 2019 for public entities. The Company has not currently adopted the provisions of ASU No. 2016-02 and believes that the impact of adopting ASU 2016-02 will not be material to its consolidated financial statements, though will require the recognition of an operating lease liability and right-of-use asset upon adoption, based on the lease composition disclosed in Footnote 11.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows, amending the presentation of restricted cash within the statement of cash flows. The new guidance requires that restricted cash be included within cash and cash equivalents on the statement of cash flows. The Company adopted the provisions of ASU No. 2016-18 as of January 1, 2018 and has included restricted cash with cash and cash equivalents on the accompanying statement of cash flows, including reclassifying 2017 balances. For the three and nine months ended September 30, 2018 and September 30, 2017, we included $55,000 of restricted cash in cash and cash equivalents on the statement of cash flows. The restricted cash represents a required deposit for the Company credit card and is restricted until the Company no longer has the credit card or the limit changes on the credit card.

In July 2017, the FASB issued ASU 2017-11, Accounting for Certain Financial Instruments with Down Round Features and Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. Part I of this ASU addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of future equity offerings. Current accounting guidance requires financial instruments with down round features to be accounted for at fair value. Part II of the Update applies only to nonpublic companies and is therefore not applicable to the Company. The amendments in Part I of the Update change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. For freestanding equity-classified financial instruments, the amendments require entities that present earnings per share (EPS) in accordance with Topic 260 to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. This Update is effective for public entities for fiscal years beginning after December 15, 2018. Early adoption is permitted. The Company early adopted the provisions of ASU No. 2017-11 as of January 1, 2018. As the Company does not have any financial instruments with down round features, this ASU did not have a material impact on the financial statements upon adoption.

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

NOTE 4: PREPAID EXPENSES

Prepaid expenses consisted of the following:

	September 30,	December 31,
	2018	2017
Prepaid insurance	$46,618	$125,056
Retainer and security deposits	16,718	14,218
Professional services	93,557	97,788
Prepaid research and development	104,299
Financial exchange fees	13,750
Other	15,389	13,882
	$290,331	$250,944

NOTE 5: RESEARCH AND DEVELOPMENT TAX REBATE RECEIVABLE

On May 23, 2017 Atossa formed a wholly-owned subsidiary in Australia called Atossa Genetics AUS Pty Ltd. The purpose of this subsidiary is to perform research and development activities (“R&D”) including our Phase 1 and Phase 2 Endoxifen clinical trials. Australia offers an R&D cash rebate of $0.435 per dollar spent on qualified R&D activities incurred in the country. For the nine months ended September 30, 2018, the Company incurred qualified R&D expenses of approximately $764,000 and recorded a rebate receivable of approximately $333,000 and a corresponding credit to R&D expenses for the nine months ended September 30, 2018. At September 30, 2018, we had a total R&D rebate receivable of approximately $481,000 that includes approximately $148,000 receivable remaining from the year ended December 31, 2017.

NOTE 6: PAYROLL LIABILITIES

Payroll liabilities consisted of the following:

	September 30, 2018	December 31, 2017
Accrued bonus payable	$480,917	$566,000
Accrued vacation	156,775	147,861
Accrued payroll liabilities	68,458	71,006
Total payroll liabilities	$706,150	$784,867

NOTE 7: STOCKHOLDERS’ EQUITY

The Company is authorized to issue a total of 185,000,000 shares of stock consisting of 175,000,000 shares of common stock, par value $0.18 per share, and 10,000,000 shares of preferred stock, par value $0.001 per share. The Company has designated 750,000 shares of Series A junior participating preferred stock, par value $0.001 per share, 4,000 shares of Series A convertible preferred stock, par value $0.001 per share, and 25,000 shares of Series B convertible preferred stock, par value $0.001 per share, through the filings of certificates of designation with the Delaware Secretary of State. No shares of Series A junior participating preferred stock and no shares of Series A convertible preferred stock are issued and outstanding as of September 30, 2018.

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

2018 Warrants

The terms and conditions of the warrants included in the 2018 rights offering are as follows:

Exercisability. Each warrant is exercisable at any time and will expire four years from the date of issuance. The warrants are exercisable, at the option of each holder, in whole or in part by delivering to us a duly executed exercise notice and payment in full for the number of shares of our common stock purchased upon such exercise, except in the case of a cashless exercise as discussed below.

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

Outstanding Warrants

As of September 30, 2018, warrants to purchase 4,318,475 shares of common stock were outstanding including:

	Outstanding Warrants to Purchase Shares	Exercise Price			Expiration Date

2014 public offering	6,483		$540.00		January 29, 2019
Placement agent fees for Company’s offerings	1,106	381.60	–	540.00	November 4, 2018
2017 Warrant B private placement	441,670		3.78		December 22, 2018
2018 Warrants	3,869,216		4.05		May 30, 2022
	4,318,475

Conversion of Series B Convertible Preferred Stock

During the three and nine months ended September 30, 2018, certain holders of the Series B convertible preferred stock exercised their conversion option and converted an aggregate of 2,285 and 10,107 shares, respectively, into 649,156 and 2,871,303 shares, respectively, of the Company's common stock based on the conversion ratio of approximately 284 shares of common stock for each share of Series B convertible preferred stock.

NOTE 8: NET LOSS PER SHARE

The Company accounts for and discloses net income (loss) per common share in accordance with Accounting Standards Codification ("ASC") Topic 260, Earnings Per Share. Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding. In addition, in computing the dilutive effect of convertible securities, the numerator is adjusted to add back any convertible preferred dividends. Diluted net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares that would have been outstanding during the period assuming the issuance of common shares for all potential dilutive common shares outstanding. Potential common shares consist of potential future exercises of outstanding stock options and common stock warrants. Because the inclusion of potential common shares would be anti-dilutive for all periods presented they have been excluded from the calculation.

The following table summarizes the Company’s calculation of net loss per common share:

	Three Months Ended September 30,		Nine months Ended September 30,
	2018	2017	2018	2017
Net Loss Per Share
Numerator
Net loss	$(3,309,866)	$(2,184,510)	$(9,326,825)	$(6,129,553)
Deemed dividend attributable to preferred stock			(11,479,308)	(2,568,132)
Net loss attributable to common shareholders	$(3,309,866)	$(2,184,510)	$(20,806,133)	$(8,697,685)
Denominator
Weighted average common shares outstanding	5,183,492	1,034,262	3,645,682	657,184
Basic and diluted net loss per share	$(0.64)	$(2.11)	$(5.71)	$(13.23)

The following table sets forth the number of potential common shares excluded from the calculation of net loss per diluted share for the three and nine months ended September 30, 2018 and 2017 because including them would be anti-dilutive:

	Three Months Ended September 30,		Nine months Ended September 30,
	2018	2017	2018	2017
Options to purchase common stock	783,794	176,502	388,377	100,505
Series A convertible preferred stock		42,480		74,651
Series B convertible preferred stock	1,338,916		751,332
Warrants to purchase common stock	4,716,935	138,365	2,644,946	227,229
Total	6,839,645	357,347	3,784,655	402,385

For the three and nine months ended September 30, 2018 and 2017, the average price of our common stock was less than the exercise price of the vested stock options and exercisable warrants.

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

As a result of the Company’s cumulative losses, management has concluded that a full valuation allowance against the Company’s net deferred tax assets is appropriate. No income tax liabilities existed as of September 30, 2018 and December 31, 2017 due to the Company’s continuing operating losses.

NOTE 10: CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At September 30, 2018 and December 31, 2017, the Company had $12,685,587 and $6,967,469 in excess of the FDIC insured limit, respectively.

NOTE 11: COMMITMENTS AND CONTINGENCIES

Lease Commitments

On November 1, 2018, the Company entered into an operating lease to pay $3,660 monthly rent for a term of 22 months. The total future minimum lease payments due under this lease are $80,500.

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

On March 23, 2018, the parties filed a stipulation of settlement with the court to settle the matter for $3.5 million, completely funded by defendants’ insurers, and on July 20, 2018 the Court approved the settlement. This case is considered closed as of September 30, 2018.

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

The Company did not grant options to purchase shares of common stock during the three months ended September 30, 2018 or 2017. No options were exercised during the three or nine months ended September 30, 2018. There are 3,197 shares available for grant under the 2010 Plan as of September 30, 2018.

Compensation costs associated with the Company’s stock options are recognized, based on the grant-date fair values of these options, over the requisite service period, or vesting period. Accordingly, the Company recognized stock-based compensation expense of $332,063 and $224,254 for the three months ended September 30, 2018 and 2017, respectively and $726,252 and $560,369 for the nine months ended September 30, 2018 and 2017, respectively (excluding the liability options discussed below).

Options issued and outstanding as of September 30, 2018 under the 2010 Plan and their activities during the nine months then ended are as follows:

	Number of Underlying Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Contractual Life Remaining in Years	Aggregate Intrinsic Value
Outstanding as of January 1, 2018	172,510	$49.27		$
Granted	611,668	2.39
Forfeited	(417)	5.64
Expired
Outstanding as of September 30, 2018	783,761	12.70	9.42	$
Exercisable as of September 30, 2018	199,949	40.62	8.95	$
Vested and expected to vest	783,761	12.70	9.42	$

At September 30, 2018, there were 583,812 unvested options outstanding and the related unrecognized total compensation cost associated with these options was approximately $1,479,610. This expense is expected to be recognized over a weighted-average period of 1.56 years.

Option Grants Classified as Liabilities (“Liability Grants”)

On June 27, 2018, the Company granted 2,300,000 options to the Chief Executive Officer and 700,000 to the Chief Financial Officer. Each option is exercisable for an equivalent number of shares of Company common stock. The options were granted pursuant to an option award agreement and were granted outside the Company’s 2010 Plan; however, they are subject to the terms and conditions of the 2010 Plan.

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

The Liability Grants are subject to vesting requirements. Twenty-five percent of the options have vested as of the grant date, 50% of the options will vest quarterly over two years, and the remaining 25% vest upon achievement of certain milestones related to clinical trial progress. As of September 30 2018, 80% of the options that vest upon achievement of clinical trial milestones are vested.

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

For the three and nine months ended September 30, 2018, the Company recognized compensation expense related to these options of $623,496 and $2,180,659, respectively.

The fair value of liability options granted for the nine months ended September 30, 2018 was calculated using the Black-Scholes option-pricing model applying the following assumptions:

Nine months ended September 30,
2018

Risk free interest rate	2.94%
Expected term (in years)	4.75
Stock price	$1.75
Dividend yield	%
Expected volatility	122.0%

NOTE 13:  RESTATEMENT TO PREVIOUSLY ISSUED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company has corrected an inadvertent error in the calculation of the deemed dividend on Series B convertible preferred stock in the financial statements for the three and six months ended June 30, 2018 that were included in the Company’s Form 10-Q filed on August 13, 2018 (the “Original Form 10-Q”). Accounting principles generally accepted in the United States of America require that we allocate the proceeds from the May 2018 financing to the warrants and preferred stock issued in the financing and that we estimate and record any discount on the securities as a deemed dividend. In the financial statements included in the Original Form 10-Q, we did not properly allocate the proceeds to the warrants, and we did not properly record the deemed dividend related to the warrant discount as additional paid in capital to common stock. The Company incorrectly stated the deemed dividend for the three and six months ended June 30, 2018 as $4,782,100, rather than $11,479,308. The corrections result from application of technical accounting rules and do not impact cash or operations.

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

●

our ability to successfully complete clinical trials of our pharmaceutical candidates under development, including Endoxifen and our intraductal microcatheter technology to administer therapeutics, including our study using fulvestrant;

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

Company Overview

We are a clinical-stage biopharmaceutical company focused on developing novel, proprietary therapeutics and delivery methods for the treatment of breast cancer and other breast conditions. We are developing Endoxifen with two routes of delivery: a topical formulation, applied like a lotion, for the treatment of a condition called mammographic breast density (or, MBD) and a breast disorder in men called gynecomastia; and an oral formulation to treat stage 1 or 2 breast cancer in the “window of opportunity” between diagnosis and surgery and for breast cancer survivors who do not benefit from taking oral tamoxifen, a current FDA-approved standard of care. We are also developing our patented intraductal microcatheter technology to potentially target the delivery of therapies, including fulvestrant, immunotherapies and Chimeric Antigen Receptor T-cell therapies (CAR-T therapies), directly to the site of breast cancer.

In 2017, we completed a Phase 1 placebo-controlled clinical study of our proprietary oral and topical formulations of Endoxifen in 48 healthy women. All objectives were met: there were no clinically significant safety signals and no clinically significant adverse events, and both the oral and topical Endoxifen were well tolerated. In the topical arm of the study, low but measurable Endoxifen levels were detected in the blood in a dose-dependent fashion. In the oral arm of the study, participants exhibited dose-dependent Endoxifen levels that met or exceeded the published therapeutic level. The median time for patients in the study to reach the steady-state serum levels of Endoxifen while taking daily doses of oral Endoxifen was 7 days. Published literature indicates that it takes approximately 50-200 days for patients to reach steady-state Endoxifen levels when taking daily doses of oral tamoxifen. In September 2018, we completed a Phase 1 placebo-controlled clinical study of our proprietary topical Endoxifen in 24 healthy men. Preliminary results from that study indicate that all of our objectives of safety, tolerability and pharmakinetics were successfully met. Based on these positive preliminary results, we are advancing our topical Endoxifen into a Phase 2 study to reduce gynecomastia and/or improve quality of life in men starting prostate cancer therapy.

We are currently conducting a Phase 2 study at Montefiore Medical Center, Bronx, New York, using our intraductal microcatheter technology to deliver fulvestrant. Our program to use our intraductal microcatheters to deliver CAR-T and other immunotherapies is in the research and development phase.

We are currently conducting two Phase 2 studies of our proprietary Endoxifen: one in Stockholm, Sweden using our topical Endoxifen for MBD and another in Australia using our oral Endoxifen for patients in the window of opportunity between diagnosis of breast cancer and surgery. In October 2018, the MBD study in Sweden was fully-enrolled with all 90 participants:  60 participants on two different dose levels and 30 participants on placebo. Some participants have reported skin rashes and irritation and have withdrawn from the study. Skin reactions were also reported in the Phase 1 studies of the same product. We are evaluating approaches to reduce skin reactions and maximize participation in the study; however, additional study participants could experience these and other more serious side effects and the study may not be successfully completed for these or other reasons.

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

Results of Operations

Three and Nine months Ended September 30, 2018 and 2017

Revenue and Cost of Revenue:

For the three and nine months ended September 30, 2018 and 2017, we had no revenue and no associated cost of revenue.

Operating Expenses: Total operating expenses were approximately $3.3 million and $9.3 million for the three and nine months ended September 30, 2018, respectively, consisting of research and development (R&D) expenses of approximately $1.4 million and $3.4 million, respectively, and general and administrative (G&A) expenses of approximately $1.9 million and $6.0 million, respectively. Total operating expenses were approximately $2.1 million and $5.7 million for the three and nine months ended September 30, 2017, respectively, consisting of R&D expenses of $0.7 million and $2.1 million, respectively, and G&A expense of approximately $1.3 million and $3.5 million, respectively.

Total operating expenses for the three and nine months ended September 30, 2018 as compared to the same periods of 2017 increased approximately $1.3 million, or 61%, and increased $3.7 million, or 65%, respectively.

Research and Development Expenses: R&D expenses for the three months ended September 30, 2018 were approximately $1,422,000, an increase of $680,000, or 92%, from approximately $742,000, for the same period in 2017. R&D expenses for the nine months ended September 30, 2018 were approximately $3,361,000, an increase of $1,250,000 or 59%, from approximately $2,111,000 for the same period in 2017. The increase in R&D expenses is mainly attributable to an increase in stock-based compensation expense. R&D expenses primarily consist of salaries, manufacturing and clinical trial expenses associated with our Endoxifen program. Our R&D expenses have increased over the same periods in 2017 because of a 2018 increase in stock-based compensation of $0.9 million and because we commenced two Phase 2 studies of our proprietary Endoxifen in 2018 (one of which enrollment was fully completed in 2018) as compared to no Phase 2 studies of Endoxifen in the prior year.

General and Administrative Expenses: G&A expenses for the three months ended September 30, 2018 were approximately $1,888,000, an increase of $575,000 or 44%, from approximately $1,313,000, for the same period in 2017. G&A expenses for the nine months ended September 30, 2018 were approximately $5,967,000, an increase of $2,422,000 or 68%, from approximately $3,545,000 for the same period in 2017. G&A expenses consist primarily of personnel and related benefit costs, facilities, professional services, insurance, and public company related expenses. The increase in G&A expenses for the nine months ended September 30, 2018 is mainly attributed to an increase in stock-based compensation expense of $1.4 million, payroll expenses resulting from salary increases, bonus payments of $350,000 and increased legal and professional consulting expenses of $550,000 over the prior year.

Warrant Financing Costs and Change in Fair Value of Common Stock Warrants: The April 2017 financing included the issuance of common stock liability warrants. The Company incurred financing costs associated with these common stock liability warrants of $192,817 upon issuance. The Company also recorded changes in the fair value of the liability warrants during the three months and nine months ended September 30, 2017 of $128,300 and $280,747, respectively. There were no common stock liability warrants issued during the three and nine months ended September 30, 2018.

Liquidity and Capital Resources

We have a history of operating losses as we have focused our efforts on raising capital and building our products and services in our pipeline. The Company’s consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses and negative operating cash flows since inception. For the nine months ended September 30, 2018, the Company recorded a net loss of approximately $9.3 million, and used approximately $6.5 million of cash in operating activities. As of September 30, 2018, the Company had approximately $12.9 million in cash and cash equivalents and working capital of approximately $10.4 million. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. The Company can give no assurances that any additional capital that it is able to obtain, if any, will be sufficient to meet its needs, or that any such financing will be obtainable on acceptable terms. If the Company is unable to obtain adequate capital, it could be forced to cease operations or substantially curtail its commercial activities. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities should the Company be unable to continue as a going concern.

As of the date of filing this quarterly report, we expect that our existing resources will be sufficient to fund our planned operations for the next 9 to 15 months; however, additional capital resources will be needed to fund operations longer-term.

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

Cash Flows

As of September 30, 2018, the Company had cash and cash equivalents and restricted cash of approximately $13.0 million.

Net Cash Flows from Operating Activities: Net cash used in operating activities was approximately $6.5 million for the nine months ended September 30, 2018, compared with approximately $4.9 million for the nine months ended September 30, 2017. The increase in the 2018 period as compared to 2017 results primarily from 2018 increases in clinical study costs, compensation expenses, consulting fees, and patent expenses.

Net Cash Flows from Investing Activities: Net cash used in investing activities was approximately $54,000 for the nine months ended September 30, 2018, compared with no cash used for the nine months ended September 30, 2017. The increase in 2018 was attributable to the purchases of fixed asset equipment in 2018 for R&D activities. There were no corresponding purchases during the corresponding 2017 period.

Net Cash Flows from Financing Activities: Net cash provided by financing activities generated proceeds of $12.3 million for the nine months ended September 30, 2018, as compared with $4.6 million for the nine months ended September 30, 2017. The increase is mainly attributed to our larger completed rights offering in 2018 as compared to the same period in 2017.

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

Recent Accounting Pronouncements

In February 2016, Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Lease Accounting Topic 842. This ASU requires a lessee to recognize lease assets and liabilities on the balance sheet for all arrangements with terms longer than 12 months. The new standard applies a right-of-use (ROU) model that requires a lessee to record, for all leases with a lease term of more than 12 months, an asset representing its right to use the underlying asset for the lease term and a liability to make lease payments. The lease term is the non-cancellable period of the lease, and includes both periods covered by an option to extend the lease, if the lessee is reasonably certain to exercise that option, and periods covered by an option to terminate the lease, if the lessee is reasonably certain not to exercise that termination option. For leases with a lease term of 12 months or less, a practical expedient is available whereby a lessee may elect, by class of underlying asset, not to recognize an ROU asset or lease liability. A lessee making this accounting policy election would recognize lease expense over the term of the lease, generally in a straight-line pattern. The lessor accounting remains largely consistent with existing GAAP. The new standard takes effect in 2019 for public entities. The Company has not currently adopted the provisions of ASU No. 2016-02 and believes that the impact of adopting ASU 2016-02 will not be material to its consolidated financial statements, though will require the recognition of an operating lease liability and right-of-use asset upon adoption, based on the lease composition disclosed in Footnote 11.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows, amending the presentation of restricted cash within the statement of cash flows. The new guidance requires that restricted cash be included within cash and cash equivalents on the statement of cash flows. The Company adopted the provisions of ASU No. 2016-18 as of January 1, 2018 and has included restricted cash within cash and cash equivalents in the statements of cash flows. For the three and nine months ended September 30, 2018 and September 30, 2017, we included $55,000 of restricted cash in cash and cash equivalents on the statement of cash flows. The restricted cash represents a required deposit for the Company credit card and is restricted until the Company no longer has the credit card or the limit changes on the credit card.

In July 2017, the FASB issued ASU 2017-11, Accounting for Certain Financial Instruments with Down Round Features and Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. Part I of this ASU addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of future equity offerings. Current accounting guidance requires financial instruments with down round features to be accounted for at fair value. Part II of the Update applies only to nonpublic companies and is therefore not applicable to the Company. The amendments in Part I of the Update change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. For freestanding equity-classified financial instruments, the amendments require entities that present earnings per share (EPS) in accordance with Topic 260 to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. This Update is effective for public entities for fiscal years beginning after December 15, 2018. Early adoption is permitted. The Company early adopted the provisions of ASU No. 2017-11 as of January 1, 2018. As the Company does not have any financial instruments with down round features, this ASU and it did not have a material impact on the financial statements upon adoption.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer concluded that, as of September 30, 2018, the Company’s disclosure controls and procedures were not effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2018, that has materially affected, or is reasonably likely to materially affect our disclosure controls and procedures

For the quarter ended June 30, 2018, we identified a material weakness in the internal controls over the calculation of the deemed dividend on Series B convertible preferred stock (the “deemed dividend”) for the three and six months June 30, 2018. Because of this error, an incorrect deemed dividend was included in net loss applicable to common stockholders which caused an incorrect calculation of loss per common share, basic and diluted. Management misinterpreted the technical guidance contained in ASC 470- Debt in calculating the deemed dividend. An appropriately detailed knowledge of ASC 470 -Debt was not present to prevent or detect this error. We incorrectly stated the amount of the deemed dividend as $4,782,100, rather than $11,479,308, for the three and six months ended June 30, 2018. We also incorrectly stated the loss per common share - basic and diluted, for the three and six months ended June 30, 2018 as $(2.90) and $(3.77) respectively, rather than the correct amount of $(5.08) and $(6.11), respectively.

Management’s remediation plan is to enhance the procedures performed to independently review technical accounting memorandums for accuracy and completeness including when appropriate with an outside independent accounting firm in future periods.

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

On March 23, 2018, the parties filed a stipulation of settlement with the court to settle the matter for $3.5 million, completely funded by defendants’ insurers, and on July 20, 2018 the Court approved the settlement. This case is considered closed as of September 30, 2018.

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