Form 10-K
period 2018-12-31
ATOSSA GENETICS INC
filed 2019-03-28
CIK 1488039

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2018

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from:                        to

Commission File Number 001-35610

ATOSSA GENETICS INC.

(Exact name of registrant as specified in its charter)

Delaware	26-4753208
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

107 Spring Street

Seattle, WA 98104

(Address of principal executive offices)

Registrant’s telephone number, including area code: (206) 325-6068

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.18 par value	The NASDAQ Capital Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes    ☐    No   ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes   ☐    No   ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒    No   ☐

Indicate by check mark whether the registrant has submitted electronically, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes   ☒    No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

As of June 30, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates was $4,874,099. Shares of common stock held by each officer and director and by each person who is known to own 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates of the Company. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the registrant's common stock, par value $0.18, as of March 25, 2019 was 9,116,490.

ATOSSA GENETICS INC.
2018 FORM 10-K REPORT

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

●

our ability to successfully initiate and complete clinical trials of our pharmaceutical candidates under development, including our oral and topical Endoxifen (an active metabolite of Tamoxifen) and our intraductal microcatheters to administer therapeutics, including our study using fulvestrant;

●

the success, cost and timing of our product and drug development activities and clinical trials, including whether the ongoing clinical study using our intraductal microcatheters to administer fulvestrant and our study using our oral Endoxifen in the window of opportunity prior to surgery will enroll a sufficient number of subjects or be completed in a timely fashion or at all;

●

whether we will successfully complete our clinical study of topical Endoxifen to reduce mammographic breast density and whether the study will fail to achieve its objective, including because some participants have discontinued the study prior to completing the full six months of dosing because of skin irritation issues or for other reasons;

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

Unless otherwise noted, the term “Atossa Genetics” “Atossa,” the “Company,” “we,” “us,” and “our” refers to Atossa Genetics Inc., a Delaware corporation. We were incorporated in Delaware in April 2009. Our principal executive offices are located at 107 Spring Street, Seattle, Washington 98104, and our telephone number is 206-325-6086.

Our name and logo, Atossa, and Atossa Genetics (stylized) are our registered trademarks. This report also includes additional trademarks, trade names and service marks of third parties, which are the property of their respective owners. You are advised to read this Annual Report on Form 10-K in conjunction with other reports and documents that we file from time to time with the Securities and Exchange Commission (the “SEC”). In particular, please read our definitive proxy statement, which will be filed with the SEC in connection with our 2019 Annual Meeting of Stockholders, our Quarterly Reports on 10-Q and any Current Reports on Form 8-K, and any amendments thereto, that we may file from time to time. You may obtain copies of these reports after the date of this annual report from the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. In addition the SEC maintains information for electronic filers (including Atossa) at its website www.sec.gov. The public may obtain information regarding the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

PART I

ITEM 1.	BUSINESS

Overview

Company Overview

We are a clinical-stage biopharmaceutical company focused on developing novel, proprietary therapeutics and delivery methods for the treatment of breast cancer and other breast conditions. Our lead program is the development of Endoxifen, which is an active metabolite of tamoxifen, an FDA-approved drug to treat and prevent breast cancer. We are developing an oral and topical form of Endoxifen. Our Endoxifen is being developed to potentially treat a number of conditions, including: mammographic breast density (or, MBD); breast cancer in the “window of opportunity” between diagnosis of breast cancer and surgery; gynecomastia, which is male breast enlargement; and the recurrence of breast cancer in patients who do not benefit from taking tamoxifen meaning that they are “refractory” to tamoxifen. We are also developing our patented intraductal microcatheter technology to potentially target the delivery of therapies, including fulvestrant, immunotherapies and Chimeric Antigen Receptor T-cell therapies (CAR-T therapies), directly to the site of breast cancer.

In 2017, we completed a Phase 1 placebo-controlled clinical study of our proprietary oral and topical formulations of Endoxifen in 48 healthy women. All objectives were met: there were no clinically significant safety signals and no clinically significant adverse events, and both the oral and topical Endoxifen were well tolerated. In the topical arm of the study, low but measurable Endoxifen levels were detected in the blood in a dose-dependent fashion. In the oral arm of the study, participants exhibited dose-dependent Endoxifen levels that met or exceeded the published therapeutic level. The median time for patients in the study to reach the steady-state serum levels of Endoxifen while taking daily doses of oral Endoxifen was 7 days. Published literature indicates that it takes approximately 50-200 days for patients to reach steady-state Endoxifen levels from daily doses of oral tamoxifen. In September 2018, we completed a Phase 1 placebo-controlled clinical study of our proprietary topical Endoxifen in 24 healthy men. All of our objectives of safety, tolerability and pharmacokinetics were successfully met.

We are currently conducting two Phase 2 studies of our proprietary Endoxifen: one in Stockholm, Sweden using our topical Endoxifen for reduction of MBD and another in Australia using our oral Endoxifen for patients in the window of opportunity between diagnosis of breast cancer and surgery. In October 2018, the MBD study in Sweden was fully-enrolled with all 90 participants: 60 participants on two different dose levels and 30 participants on placebo. We expect dosing in this study to be completed in April 2019 and to report preliminary results in the second quarter 2019.

In December 2018, we began providing our oral Endoxifen to a pre-menopausal, estrogen-receptor positive (ER+), lacking CYP2D6 function, breast cancer patient under an FDA-approved "expanded access" program. The purpose of this therapeutic approach was to reduce activity of the cancer cells prior to surgery. The patient received daily doses of our oral Endoxifen for approximately three weeks prior to surgery. There were no safety or tolerability issues and her surgery was successfully completed. The cancer cell biological activity was reduced, based on the estrogen receptor activity of the tumor cells and a 50% reduction in Ki-67. The FDA has also issued a "safe to proceed" letter allowing the patient to continue oral Endoxifen therapy post-surgery. Under the FDA expanded access IND program, the use of our proprietary oral Endoxifen is restricted solely to this patient.

We are currently conducting a Phase 2 study at Montefiore Medical Center, Bronx, New York, using our intraductal microcatheter technology to deliver fulvestrant directly to the site of the tumor via the breast ducts. Our program to use our intraductal microcatheters to deliver CAR-T and other immunotherapies is in the pre-clinical phase.

Our key objectives are to advance our programs through Phase 2 trials and then evaluate further development independently or with partners.

Our common stock is currently quoted on The NASDAQ Capital Market under the symbol “ATOS.”

Our Programs Under Development

Endoxifen

Background

Oral tamoxifen has been widely used for over 40 years to both treat and prevent breast cancer. It is a “pro-drug”, in that it must be metabolized into active components (“metabolites”) in order to be effective. One of these active metabolites is endoxifen.  Despite the success of tamoxifen in reducing the risk of estrogen-receptor-positive breast cancer, its systemic side effects have led to generally low acceptance. These systemic side effects relate to estrogen agonist activity on the endometrium and the activation of coagulation pathways, leading to an increased risk of uterine events and thromboembolism. Hot flashes and vaginal symptoms are additional barriers to acceptance.

Up to 50% of breast cancer survivors who are taking tamoxifen do not produce therapeutic endoxifen levels (meaning they are “refractory”) for a number of reasons including that they, due to their genotype, do not have the requisite liver enzymes. Additionally, it can take from 50-200 days for tamoxifen to reach “steady-state” meaning that the drug may be providing little or no benefit for up to several months after starting treatment. By providing endoxifen directly to the body, a steady-state is achieved within ~7 days.

Phase 1 Studies

In 2017 we completed a comprehensive Phase 1 study in 48 healthy women in Australia using both the topical and oral forms of our proprietary Endoxifen. The objectives of this double-blinded, placebo-controlled, Phase 1 study were to assess the pharmacokinetics of our proprietary Endoxifen dosage forms as single (oral) and repeat (oral and topical) doses, as well as to assess safety and tolerability. The study was conducted in two parts based on route of administration.

All objectives were successfully met in both arms of the study: there were no clinically significant safety signals and no clinically significant adverse events and both the oral and topical Endoxifen were well tolerated. In the topical arm of the study, there were low but detectable Endoxifen levels in the blood in a dose-dependent fashion and in the oral arm of the study participants exhibited dose-dependent Endoxifen levels consistent with published reports of the therapeutic range. The median time for patients in the study to reach the steady-state serum levels of Endoxifen while taking daily doses of oral Endoxifen was ~7 days. Published literature indicates that it takes approximately 50-200 days for patients to reach steady-state Endoxifen levels when taking daily doses of oral tamoxifen. Finally, the median time for patients in the study to reach the maximum serum level of Endoxifen after taking Atossa’s oral Endoxifen ranged from 4 to 8 hours (depending on dose).  The 4 mg dose of Endoxifen produced a maximum serum level of Endoxifen in 4 to 8 hours at levels above the generally accepted threshold for a therapeutic effect on estrogen-dependent breast cancer.

Potential Treatment of MBD

Legislation that has been recently enacted in approximately 35 states requiring that women be notified if they have MBD and those notifications typically state that women with MBD have a higher risk of developing breast cancer, and that mammography may not be as effective in detecting breast cancer because the MBD can “mask” the detection of cancers. In February 2019, Federal legislation was enacted that requires that the FDA adopt rules requiring that mammography reports include information about breast density and inform women about their breast density.

We estimate that approximately ten million women in the Unites States have MBD, for which there is no FDA-approved treatment. Although oral tamoxifen is approved to prevent breast cancer in “high-risk” women (usually described as having been diagnosed with estrogen receptor positive breast cancer), it is used by less than 5% of women with an increased risk of developing breast cancer because of the actual or perceived side effects and risks of tamoxifen. We believe our Endoxifen may provide an option for women to proactively reduce the density of their breasts. Moreover, our Endoxifen may improve mammography accuracy and patient care by unmasking cancerous tumors that are otherwise hidden by breast density. In two separate reports of film-screen mammography, mammographic sensitivity decreased from a level of 85.7%–88.8% in patients with almost entirely fatty tissue to 62.2%–68.1% in patients with extremely dense breast tissue.

In September 2017, we contracted Stockholm South General Hospital in Sweden to conduct a Phase 2 study of our topical Endoxifen in women with high MBD. The study is being led by principal investigator Dr. Per Hall, MD, Ph.D., Head of the Department of Medical Epidemiology and Biostatistics at Karolinska Institutet. The primary endpoint of this pilot study is to determine if topical Endoxifen results in an individual reduction of MBD as measured by mammography. Secondary endpoints include demonstrating safety and tolerability. The primary objective is to determine the effect size of breast density between placebo and topical Endoxifen to permit sample size calculations for statistical significance in a future Phase 3 trial. The study was fully enrolled in October 2018 with 90 participants who were equally randomized to three different groups (30 per group): placebo; lower dose topical Endoxifen; and higher dose topical Endoxifen. Participants receive the active drug or placebo for a maximum of six months. The study calls for each participant to have a baseline (pre-treatment) mammogram, and additional mammograms at month 3 and 6, or at the time of study exit. Once the study has been completed, all mammograms will be interpreted and MBD determined and any changes that occur per patient recorded.  Some participants have chosen to exit the study before receiving a full six months of drug or placebo for a number of reasons: for example, some exit for non-compliance with the study protocol and some have exited because of skin rashes and irritation. As of the date of this annual report, approximately 72 participants have exited the study primarily because of skin rashes and irritation. Because the study is double blinded and results-to-date are not known, we do not know how or if the fact that some study participants exited the study before six months of dosing will result in sufficient data to achieve the primary objective which is to design a subsequent study. We expect that all dosing in the study will be completed in April 2019 with preliminary result to be reported in the second quarter of 2019.

Refractory Patients

We are developing oral Endoxifen for breast cancer patients who are refractory to tamoxifen, meaning for whatever reason, tamoxifen is not effectively metabolized into active metabolites. Approximately one million breast cancer patients take tamoxifen to prevent recurrent and new breast cancer; however, up to 50% of those patients are refractory to tamoxifen. We believe our oral Endoxifen may provide an effective treatment supplement or option for these refractory patients because Endoxifen, unlike tamoxifen, does not require liver metabolism.

In December 2018, we began providing our oral Endoxifen to a pre-menopausal, estrogen-receptor positive (ER+) breast cancer patient under an FDA-approved "expanded access" program. The purpose of this therapeutic approach was to reduce activity of the cancer cells prior to surgery. The patient received daily doses of our oral Endoxifen for approximately three weeks prior to surgery. There were no safety or tolerability issues and her surgery was completed successfully. To determine if the oral Endoxifen reduced the biological activity of the cancer cells, the test results obtained from the initial biopsy were compared with those from the specimen obtained during surgery. There were no safety or tolerability issues and her surgery was successfully completed. The cancer cell biological activity was reduced, based on the estrogen receptor activity of the tumor cells and a 50% reduction in Ki-67. Under the FDA expanded access IND program, the use of our proprietary oral Endoxifen is restricted solely to this patient.

Window of Opportunity

We are also currently conducting a Phase 2 study of our oral Endoxifen in Australia in the window of opportunity between diagnosis of breast cancer and surgery. The Pilot Phase of the study will initially enroll up to eight newly-diagnosed patients with ER+ and HER2 negative (HER2-) stage 1 or 2 invasive breast cancer, requiring mastectomy or lumpectomy. Patients will receive our proprietary oral Endoxifen for at least 21 days from the time of diagnosis up to the day of surgery. Provided tumor activity reduction is demonstrated in at least two patients, an additional 17 patients will be enrolled for a total of 25. The primary endpoint is to determine if the administration of oral Endoxifen reduces the tumor activity as measured by Ki-67 (a measure of cellular proliferation that correlates with tumor growth). The secondary endpoints are safety and tolerability and assessment of the study drug on expression levels of both estrogen and progesterone receptors. The impact on additional markers of cellular activity will also be explored. The Phase 2 study is being conducted on behalf of Atossa by Avance Clinical (formerly CPR Pharma Services Pty Ltd.), Thebarton, SA, Australia. Avance Clinical recently completed the successful Phase 1 study of our oral and topical Endoxifen.

Proprietary Intraductal Delivery Technology

We believe intraductal delivery technology may be useful in delivering CAR-T, immunotherapies and a number of drugs to the ducts in the breast, the site of the majority of early breast cancers. Doing so is intended to provide a therapeutic directly to the breast tissue while at the same time reducing delivery of the drug to healthy tissue. We must obtain FDA approval of any therapy delivered via intraductal delivery technology, which will require expensive and time-consuming studies in the current regulatory framework. For example, we must complete clinical studies to demonstrate the safety and tolerability of fulvestrant using our delivery method. We may not be successful in completing these studies or obtaining approval from the FDA or other applicable foreign regulatory authority.

Breast cancers and precancerous lesions are typically treated with systemically administered agents such as tamoxifen, Faslodex®, Perjeta® and Herceptin®. However, these therapies can cause serious side effects which may lead to poor patient compliance with the treatment regimens. Providing therapies directly into the breast ducts targeting the site of the localized cancerous lesions could reduce the need for systemic anti-cancer therapies, and potentially reduce or eliminate the systemic side effects of the therapies and morbidity in such patients, and ultimately improve patient compliance and ultimately reduce mortality.

Transpapillary CAR-T

Much of the recent success in the field of chimeric antigen receptor therapy, or CAR-T, has relied on the systemic delivery (for example a needle injection into the blood stream) of the CAR-T which is intended to treat various non-solid tumor cancers, such as blood cancers. One concern with this systemic approach is that it does not target the location of the cancer and it can have adverse effects, including deadly “cytokine storms.” Moreover, CAR-T treatments delivered systemically can be as high as $500,000 per patient.

We are developing a novel method to deliver CAR-T cells into the ducts of the breast for the potential targeted treatment of breast cancer. This approach uses our proprietary intraductal delivery technology for the potential transpapillary, or “TRAP,” delivery of either T-cells that have been genetically modified to attack breast cancer cells or various immune-therapies. We believe this method has several potential advantages including the reduction of toxicity by limiting systemic exposure of the T-cells or immunotherapy; improved efficacy by placing the T-cells or immunotherapy in direct contact with the target ductal epithelial cells that are undergoing malignant transformation; and, lymphatic migration of the CAR-T cells or immunotherapy potentially extending their cytotoxic actions into the regional lymph system, which could limit tumor cell dissemination. Moreover, our proprietary approach may be more cost effective if lower doses of therapy can be delivered compared to systemic CAR-T. Our approach is in the R&D stage and is currently not FDA approved. We intend to commence studies that will help demonstrate safety and efficacy of this novel approach.

The TRAP delivery of pharmaceutical therapeutics in breast cancer clinical trials have demonstrated “that cytotoxic drugs can be safely administered into breast ducts with minimal toxicity” (Zhang B, et al. Chin J Cancer Res. 2014 Oct;26(5):579-87; www.ncbi.nlm.nih.gov/pubmed/25400424). In our program, we plan to remove T cells from a patient and modify them so that they express receptors specific to the patient's particular breast cancer. The T cells, which can then recognize and kill the cancer cells, are then intended to be reintroduced into the patient via natural ducts of the breast using our intraductal delivery technology. Chimeric antigen receptors (or, “CARs” and also known as chimeric immunoreceptors, chimeric T cell receptors, artificial T cell receptors or CAR-T) are engineered receptors, which graft an arbitrary specificity onto an immune effector cell (“T cell”). Typically, these receptors are used to graft the specificity of a monoclonal antibody onto a T cell, with transfer of their coding sequence facilitated by retroviral vectors. The receptors are called chimeric because they are composed of parts from different sources.

We have filed a foundational patent application with respect to the intraductal delivery of CAR-T, and we intend to continue research and development through partnership with leading investigators, institutions, and organizations around the world, bringing our technology and expertise in TRAP delivery together with experts in cancer immunology and T-cell biology.

Delivery of Drugs via our Microcatheters

The initial drug we are studying using our microcatheters for intraductal delivery is fulvestrant. Fulvestrant is FDA-approved for metastatic breast cancer. It is administered as a monthly injection of two shots, typically into the buttocks, and costs ~$11,000 per dose.

We own several pending patent applications directed to the treatment of breast conditions, including cancer, by the intraductal administration of therapeutics including fulvestrant, and expect to file additional patent applications as and when applicable.

We are currently conducting a Phase 2 study using our intraductal delivery technology using microcatheters to deliver fulvestrant at Montefiore Medical Center in the window of opportunity. This trial is a Phase 2 study in women with ductal carcinoma in situ (“DCIS”) or Stage 1 or 2 breast cancer (invasive ductal carcinoma) scheduled for mastectomy or lumpectomy within 30 to 45 days. This study is assessing the safety, tolerability, cellular activity and distribution of fulvestrant when delivered directly into breast milk ducts of these patients compared to those who receive the same drug by injection. Of the 30 patients required for full enrollment, six will receive the standard intramuscular injection of fulvestrant and 24 will receive fulvestrant with our microcatheter device.

The primary endpoint of the clinical trial is to compare the safety, tolerability and distribution of fulvestrant between the two routes of administration (intramuscular injection or through our microcatheters). The secondary endpoint of the study is to determine if there are changes in the expression of Ki-67 as well as estrogen and progesterone receptors between a pre-fulvestrant biopsy and post-fulvestrant surgical specimens. Digital breast imaging before and after drug administration in both groups will also be performed to determine the effect of fulvestrant on any lesions as well as breast density of the participant.

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

Markets

Potential Market Opportunities

We believe that, based in part on a January 2017 study by Defined Health Inc., a leading market research firm, the potential U.S. market for intraductal administration of fulvestrant or similar drugs in DCIS patients is up to $800 million annually. This estimate includes treatment of DCIS patients prior to surgery as well as patients who would use intraductal treatment as an alternative to surgery. We believe that the potential U.S. market for our Endoxifen in the treatment and prevention settings is up to $1 billion annually.

The Breast Cancer and Related Markets

The American Cancer Society (“ACS”) estimates that in 2019, 269,000 women will be diagnosed with breast cancer in the United States. Every two minutes an American woman is diagnosed with breast cancer and 42,000 die each year. Although about 100 times less common than in women, breast cancer also affects men. The ACS estimates that the lifetime risk of men getting breast cancer is about 1 in 1,000; 2,670 new cases of invasive breast cancer will be diagnosed in 2019; and 500 men will die from breast cancer in 2019.

We were incorporated in April of 2009 and our common stock is currently quoted on The NASDAQ Capital Market under the symbol “ATOS.”

Our Medical Devices

The use of our intraductal delivery technology is being developed for the targeted delivery of potential drugs, CAR-T and immunotherapies, as described above.

Our medical devices also include the ForeCYTE Breast Aspirator and the FullCYTE Breast Aspirator, which collect specimens of nipple aspirate fluid (NAF) for cytological testing at a laboratory, and a universal transport kit to assist with the packaging and transport of NAF samples to a laboratory. We also own the exclusive rights to manufacture and sell various medical devices consisting primarily of tools to assist breast surgeons, which we acquired from Acueity Healthcare in 2012. We are not currently commercializing our breast aspirator devices, transportation kits, tools for breast surgeons and NAF cytology tests nor do we maintain an inventory of our medical devices.

Additionally, we, as a pharmaceutical company, are not maintaining the device patents directed to any of our medical devices due to the short patent term remaining on them.

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

As of December 31, 2018, we had cash and cash equivalents of $10,380,493 and in March 2019 we received approximately $11.3 million from the exercise of warrants that were issued on May 30, 2018. Our capital raising activity in 2017 and 2018 consisted of the following (all share and per-share amounts in this report have been adjusted to reflect the 1:12 reverse stock split we effectuated on April 20, 2018):

2017 Financing Activities

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

On December 20, 2017, the Company entered into a placement agent agreement with Maxim Group LLC relating to the sale of the Company’s securities. Pursuant to the placement agent agreement, on December 20, 2017, the Company entered into a securities purchase agreement with certain purchasers named therein relating to the offering and sale of 441,667 shares of Company common stock at a public offering price of $3.24 per share. The offering generated gross proceeds to the Company of approximately $1.4 million and net proceeds of $1.2 million after deduction of underwriting discounts, commissions, and other offering expenses paid by the Company.

2018 Financing Activities

On May 30, 2018, we completed a rights offering pursuant to which we sold an aggregate of 13,624 units consisting of an aggregate of 13,624 shares of Series B convertible preferred stock, convertible into 3,869,216 shares of common stock, and 3,869,216 warrants, with each warrant exercisable for one share of common stock at an exercise price of $4.048 per share, resulting in net proceeds to us of approximately $12.3 million, after deducting expenses relating to the rights offering, including dealer-manager fees and expenses, and excluding any proceeds received upon exercise of any warrants.

Research and Development Phase

All of our programs are in the pre-clinical or clinical research and development phase. Research and development costs are generally expensed as incurred. Our research and development expenses include, for example, manufacturing expenses for our drugs under development, expenses associated with clinical studies and associated salaries and benefits. Research and development expenses for the years ended December 31, 2018 and 2017 were $4,209,981 and $2,328,087, respectively.

Intellectual Property

Our owned and licensed patents and patent applications are directed to Endoxifen and Fulvestrant, and immunotherapies such as CAR-T therapy. We commonly seek patent claims directed to compositions of matter, including Endoxifen, Fulvestrant, and other Selective Estrogen Receptor Modulators (SERMs), Selective Estrogen Receptor Downregulators (SERDs), and Aromatase Inhibitors (AI), as well as methods of using such compositions. When appropriate, we also seek claims to related technologies, such as treatment methods via transpappillary and intraductal delivery of therapeutics to breast ducts of an individual. For each of our products, we filed and expect to file multiple patent applications. As of February 28, 2019, and based on a recent periodic review of our patent estate, we own 13 issued patents (11 US and 2 international) and 29 pending patent applications (5 in the United States, and 24 international applications) directed to our programs on Endoxifen, Fulvestrant, CAR-T therapeutics and intraductal delivery of therapeutics using devices such as microcatheters. This list above does not identify all patents and patent applications currently in Atossa’s patent portfolio. For example, the foregoing patent counts exclude certain applications and device patents with short patent terms remaining on them and those covering our ForeCyte, FullCyte and Acueity devices and various tests that are no longer core to our business. We continue to evaluate our patent portfolio and, as a clinical-stage pharmaceutical company, will no longer maintain our device and test patents and applications.

Of the 29 pending patent applications in Atossa’s patent portfolio, 3 of the 5 United States pending applications and 16 of the 24 pending international applications include at least one claim directed to Endoxifen; 4 of the 5 United States pending applications and 16 of the 24 pending international applicatons include at least one claim directed to Fulvestrant; and 1 of the 5 United States pending application and 2 of the 24 international pending applications are directed to our intraductal program delivering CAR-T therapeutics and other immunotherapy.

The following table provides the patent counts4 related to our programs.

	Pending Applications[1], 2		Approximate Expiry Date[3]
	U.S.	International
Endoxifen Program	3	16	2034 - 2037
Fulvestrant Program	4	16	2034 - 2037
Immunotherapy/ CAR-T Program	1	2	2037 - 2038

1 Each patent application includes at least one claim directed to a listed therapeutic/program.

2 The patent counts in the table above are greater than the total numbers of the patent applications in the Atossa portfolio as the patent counts in the table above reflect that a patent application may have claims directed to more than one type of therapeutic/program.

3 The patent counts and the approximate expiry dates disclosed herein and in our patent estate are subject to change, for example, in the event of changes in the law or legal rulings affecting our patents and applications or if we become aware of new information. The standards that the U.S. Patent and Trademark Office, or USPTO, and foreign patent offices use to grant patents are not always applied predictably or uniformly and can change. Consequently, our pending patent applications may not be allowed and, if allowed, may not contain the type and extent of patent claims that will be adequate to conduct our business as planned. Additionally, any issued patents we currently own or obtain in the future may have a shorter patent term than expected or may not contain claims that will permit us to stop competitors from using our technology or similar technology or from copying our products.

4The standards that the U.S. Patent and Trademark Office, or USPTO, and foreign patent offices use to grant patents are not always applied predictably or uniformly and can change. Consequently, our pending patent applications may not be allowed and, if allowed, may not contain the type and extent of patent claims that will be adequate to conduct our business as planned. Additionally, any issued patents we currently own or obtain in the future may have a shorter patent term than expected or may not contain claims that will permit us to stop competitors from using our technology or similar technology or from copying our product.

Atossa and Atossa Genetics (stylized) are our registered trademarks.

Manufacturing, Clinical Studies and Associated Operations

Our drug development strategy utilizes third party contractors for the procurement and manufacture, as applicable, of raw materials, active pharmaceutical ingredients and finished drug products, as well as for storage, and distribution of our products and associated supply chain operations. We also plan to rely on third parties to conduct pre-clinical and clinical studies of our drugs and microcatheter technology under development. As our development programs advance, we expect that our manufacturing, pre-clinical and clinical studies, and related operational requirements will correspondingly increase. Each third-party contractor undergoes a qualification process by Atossa subject matter experts prior to signing any service agreement and initiating any third-party work.

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

Clinical Trials: Clinical trials involve the administration of the drug to healthy human volunteers or to patients, under the supervision of a qualified investigator according to a vetted and approved protocol.

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

A study sponsor is required to submit certain details about active clinical trials and clinical trial results to the National Institutes of Health for public posting on http://clinicaltrials.gov. Human clinical trials are typically conducted in three sequential phases, although the phases may overlap with one another:

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

Drug Approval

Assuming successful completion of the required clinical testing, the results of the preclinical studies and of the clinical trials, together with other detailed information, including information on the manufacture and composition of the investigational product, are submitted to the FDA in the form of an NDA requesting approval to market the product for one or more indications. The testing and approval process requires substantial time, effort and financial resources. Submission of an NDA requires payment of a review user fee to the FDA, which is $2,588,478 for fiscal year 2019. The FDA will review the application and may deem it to be inadequate to support commercial marketing, and there can be no assurance that any product approval will be granted on a timely basis, if at all. The FDA may also seek the advice of an advisory committee, typically a panel of clinicians practicing in the field for which the product is intended, for review, evaluation and a recommendation as to whether the application should be approved. The FDA is not bound by the recommendations of the advisory committee.

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

The manufacturing process for medicinal products in the E.U., is highly regulated: regulators may shut down manufacturing facilities that they believe do not comply with regulations. Manufacturing requires a manufacturing authorization, and the manufacturing authorization holder must comply with various requirements set out in the applicable E.U. laws, regulations and guidance, including Directive 2001/83/EC, Directive 2003/94/EC, Regulation (EC) No 726/2004 and the European Commission Guidelines for Good Manufacturing Practice. These requirements include compliance with E.U. cGMP standards when manufacturing medicinal products and active pharmaceutical ingredients, including the manufacture of active pharmaceutical ingredients outside of the E.U. with the intention to import the active pharmaceutical ingredients into the E.U. Similarly, the distribution of medicinal products into and within the E.U. is subject to compliance with the applicable E.U. laws, regulations and guidelines, including the requirement to hold appropriate authorizations for distribution granted by the competent authorities of the E.U. Member States.

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

Legal Proceedings

See “Part I, ITEM 3. LEGAL PROCEEDINGS” in this Annual Report, which is incorporated into this Part I, Item 1 by this reference.

Employees

As of the date of filing this report, we employed two executive officers, two full-time employees and two part-time employees. We expect that we will hire more employees as we expand.

Executive officers

The names of our executive officers and their ages as of December 31, 2018 are as follows:

Name	Age	Position
Executive Officers:
Steven C. Quay, M.D., Ph.D.	68	Chairman of the Board, President and Chief Executive Officer
Kyle Guse, Esq., CPA (inactive)	55	Chief Financial Officer, General Counsel and Secretary

Steven C. Quay, M.D., Ph.D. Dr. Quay has served as Chief Executive Officer, President and Chairman of the Board of Directors of the Company since the Company was incorporated in April 2009. Dr. Quay is certified in Anatomic Pathology with the American Board of Pathology and completed both an internship and residency in anatomic pathology at Massachusetts General Hospital, a Harvard Medical School teaching hospital. He is a former faculty member of the Department of Pathology, Stanford University School of Medicine. Dr. Quay is an inventor, with 87 U.S. patents, 133 pending patent applications and is a named inventor on patents covering five pharmaceutical products that have been approved by the U.S. Food and Drug Administration. Dr. Quay received an M.D. in 1977 and a Ph.D. in 1975 from the University of Michigan Medical School. He also received his B.A. degree in biology, chemistry and mathematics from Western Michigan University in 1971.

Kyle Guse, Esq., CPA (inactive).  Mr. Guse has served as Chief Financial Officer, General Counsel and Secretary since January 2013. His experience includes more than 25 years of counseling life sciences and other rapid growth companies through all aspects of finance, corporate governance, securities laws and commercialization. Mr. Guse has practiced law at several of the largest international law firms, including from January 2012 through January 2013 as a partner at Baker Botts LLP and, prior to that, from October 2007 to January 2012, as a partner at McDermott Will & Emery LLP. Before working at McDermott Will & Emery, Mr. Guse previously served as a partner at Heller Ehrman LLP. Mr. Guse began his career as an accountant at Deloitte & Touche and he is a licensed Certified Public Accountant (inactive) and member of the Bar in the State of California. Mr. Guse earned a B.S. in business administration and an M.B.A. from California State University, Sacramento, and a J.D. from Santa Clara University School of Law.

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

If we do not raise additional capital, we anticipate liquidity issues in the next twelve to eighteen months.

For the year ended December 31, 2018, we incurred a net loss of $11,404,934 and we had an accumulated deficit of $76,831,263. As of the date of filing this Annual Report, we expect that our existing resources will be sufficient to fund our planned operations for at least the next twelve to eighteen months. We have not yet established an ongoing source of revenue sufficient to cover our operating costs and allow us to continue as a going concern. Our ability to continue as a going concern is dependent on obtaining adequate capital to fund operating losses until we become profitable. We currently have no other products and services approved for commercialization. We may not receive or maintain regulatory clearance for our products and other sources of capital may not be available when we need them or on acceptable terms. If we are unable to raise in a timely fashion the amount of capital we anticipate needing, we would be forced to curtail or cease operations.

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

We have not identified other sources for additional funding and we cannot be certain that additional funding will be available on acceptable terms, or at all. If we are unable to raise additional capital in sufficient amounts or on acceptable terms, we may have to significantly delay, scale back or discontinue the commercialization of our products or our research and development activities. Furthermore, such lack of funds may inhibit our ability to respond to competitive pressures or unanticipated capital needs, or may force us to reduce operating expenses, which could significantly harm the business and development of operations.

We have a history of operating losses and we expect to continue to incur losses in the future.

We have a limited operating history and have incurred net losses each year. Our net loss for the year ended December 31, 2018 was $11,404,934. We will continue to incur further losses in connection with research and development costs for development of our programs, including ongoing and additional clinical studies.

Our business may be affected by legal proceedings.

We have been in the past, and may become in the future, involved in legal proceedings. For example, on October 10, 2013, a securities class action complaint was filed against us, certain of our directors and officers and the underwriters from our initial public offering. This action was purportedly brought on behalf of a class of persons and entities who purchased our common stock between November 8, 2012 and October 4, 2013, inclusive, damages of an unspecific amount. On March 23, 2018, the parties filed a stipulation of settlement with the court to settle the matter for $3.5 million, completely funded by defendants’ insurers, and on July 20, 2018 the Court approved the settlement. This case is considered closed.

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

Successful development of anti-cancer and other pharmaceutical products is highly uncertain, and obtaining regulatory approval to market drugs to treat cancer and other breast conditions is expensive, difficult, and speculative. Compounds that appear promising in research and development may fail to reach later stages of development for several reasons, including, but not limited to:

●	an unacceptable safety profile;

●	lack of efficacy;

●	delay or failure in obtaining necessary U.S. and international regulatory approvals, or the imposition of a partial or full regulatory hold on a clinical trial;

●	difficulties in formulating a compound, scaling the manufacturing process, timely attaining process validation for particular drug products, and completing manufacturing to support clinical studies;

●	pricing or reimbursement issues or other factors that may make the product uneconomical to commercialize;

●	production problems, such as the inability to obtain raw materials or supplies satisfying acceptable standards for the manufacture of our products;

●	equipment obsolescence, malfunctions or failures, product quality/contamination problems or changes in regulations requiring manufacturing modifications;

●	inefficient cost structure of a compound, finished drug, or device compared to alternative treatments;

●	obstacles resulting from proprietary rights held by others, such as patent rights for a particular compound;

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

For example, some participants in the Phase 2 MBD study we are conducting in Stockholm, Sweden have exited the study before completing a full six months of dosing for a number of reasons including because of skin irritation and rashes and, as of the date of filing this Annual Report, approximately 72 of the 90 participants in the study have exited the study. This is a higher rate of attrition than we expected and as a result the study may not produce sufficient data to achieve the primary study objective which is to determine sample size for a subsequent Phase 3 study.

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

In the event of priority review, the FDA has a goal (but is not required) to take action on an application within a total of eight months (6 months to take action following a 60 day period to determine if the application is acceptable) instead of the 12- months (10 months to take action following a 60 day period to determine if the application is acceptable) allocated for a standard review. The FDA grants priority review only if it determines that a product treats a serious condition and, if approved, would provide a significant improvement in safety or effectiveness when compared to a standard application. The FDA has broad discretion whether to grant priority review, and, while the FDA has granted priority review to other oncology product candidates, our drug candidates may not receive similar designation. Moreover, receiving priority review from the FDA does not guarantee completion of review or approval within the targeted eight-month cycle or thereafter.

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

As is the case with other medical device and pharmaceutical companies, our success is heavily dependent on intellectual property, particularly on obtaining and enforcing patents. Obtaining and enforcing patents in the medical device and pharmaceutical industries involve both technological and legal complexity, and is therefore costly, time-consuming and inherently uncertain. In addition, the United States has recently enacted and is currently implementing wide-ranging patent reform legislation under the Leahy-Smith America Invents Act, or the America Invents Act, including changes from a “first-to-invent” system to a “first to file” system, changes to examination of U.S. patent applications and changes to the processes for challenging issued patents. These changes include provisions that affect the way patent applications are being filed, prosecuted and litigated. For example, the America Invents Act enacted proceedings involving post-issuance patent review procedures, such as inter partes review, or IPR, and post-grant review and covered business methods. These proceedings are conducted before the Patent Trial and Appeal Board, or PTAB, of the USPTO. Each proceeding has different eligibility criteria and different patentability challenges that can be raised. In this regard, the IPR process permits any person (except a party who has been litigating the patent for more than a year) to challenge the validity of some patents on the grounds that it was anticipated or made obvious by prior art. As a result, non-practicing entities associated with hedge funds, pharmaceutical companies who may be our competitors and others have challenged certain valuable pharmaceutical U.S. patents based on prior art through the IPR process. A decision in such a proceeding adverse to our interests could result in the loss of valuable patent rights which would have a material adverse effect on our business, financial condition, results of operations and growth prospects. In any event, the America Invents Act and any other potential future changes to the U.S. patent system could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business, financial condition, results of operations and growth prospects. Further, recent U.S. Supreme Court rulings have narrowed the scope of patent protection available in certain circumstances and weakened the rights of patent owners in certain situations. In particular, on March 20, 2012, the U.S. Supreme Court issued the Prometheus and Alice decision, holding that several claims drawn to measuring drug metabolite levels from patient samples were not patentable subject matter. The full impact of the Prometheus and Alice decision on diagnostic claims is uncertain. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents once obtained. Depending on decisions by the U.S. Congress, the federal courts, and the USPTO, the laws and regulations governing patents could change in unpredictable ways that could weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future. The standards that courts use to interpret patents are not always applied predictably or uniformly and may evolve, particularly as new technologies develop. In addition, changes to patent laws in the United States or other countries may be applied retroactively to affect the validity, enforceability, or term of our patent. For example, the U.S. Supreme Court has modified some legal standards applied by the USPTO in examination of U.S. patent applications, which may decrease the likelihood that we will be able to obtain patents and may increase the likelihood of challenges to patents we obtain or license.

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

Our stock price is highly volatile. During the one year prior to February 28, 2019, our stock price has ranged from $0.80 to $9.96. In addition to the factors discussed in this report, the trading price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

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

We may elect to raise additional funds from time to time through public or private equity offerings, debt financings, corporate collaboration, and licensing arrangements, or other financing alternatives, as well as sales of common stock through a purchase agreement. Additional equity or debt financing or corporate collaboration and licensing arrangements may not be available on acceptable terms, if at all. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we will be prevented from pursuing acquisition, licensing, development and commercialization efforts and our ability to generate revenues and achieve or sustain profitability will be substantially harmed.

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

As of December 31, 2018, we leased a total of approximately 202 square feet of office space in one location in Seattle, Washington, from WW 107 Spring Street LLC. We believe that our current facilities will be adequate to meet our needs for the next 24 months. This information is incorporated in this report under “PART II, ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Commercial Lease Arrangements.”

ITEM 3.	LEGAL PROCEEDINGS

On October 10, 2013, a putative securities class action complaint, captioned Cook v. Atossa Genetics, Inc., et al., No. 2:13-cv-01836-RSM, was filed in the United States District Court for the Western District of Washington against us, certain of our directors and officers and the underwriters of our November 2012 initial public offering. The complaint alleged that all defendants violated Sections 11 and 12(a)(2), and that we and certain of our directors and officers violated Section 15, of the Securities Act by making material false and misleading statements and omissions in the offering’s registration statement, and that we and certain of our directors and officers violated Sections 10(b) and 20A of the Exchange Act and SEC Rule 10b-5 promulgated thereunder by making false and misleading statements and omissions in the registration statement and in certain of our subsequent press releases and SEC filings with respect to our NAF specimen collection process, our ForeCYTE Breast Health Test and our MASCT device. The complaint sought, on behalf of persons who purchased our common stock between November 8, 2012 and October 4, 2013, inclusive, damages of an unspecific amount. On March 23, 2018, the parties filed a stipulation of settlement with the court to settle the matter for $3.5 million, completely funded by defendants’ insurers, and on July 20, 2018 the Court approved the settlement. This case is considered closed.

ITEM 4.	MINE SAFETY DISCLOSURE

Not applicable.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock, par value $0.18 per share, began trading on the NASDAQ Capital Market under the symbol “ATOS” on November 8, 2012.

Stockholders

As of March 25, 2019, there were approximately 33 stockholders of record of our common stock, one of which is Cede & Co., a nominee for Depository Trust Company, or DTC and approximately 15,000 beneficial holders. All of the shares of common stock held by brokerage firms, banks and other financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC, and are therefore considered to be held of record by Cede & Co. as one stockholder.

Dividends

The Company has never declared or paid any cash dividends on our common stock. We currently intend to retain any future earnings to finance the growth and development of our business.

Issuer Purchases of Securities

We did not repurchase any of our equity securities during the fourth quarter of the year ended December 31, 2018.

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

Company Overview

We are a clinical-stage biopharmaceutical company focused on developing novel, proprietary therapeutics and delivery methods for the treatment of breast cancer and other breast conditions. Our lead program is the development of Endoxifen, which is an active metabolite of tamoxifen, an FDA-approved drug to treat and prevent breast cancer. We are developing an oral and topical form of Endoxifen. Our Endoxifen is being developed to potentially treat a number of conditions, including: mammographic breast density (or, MBD); breast cancer in the “window of opportunity” between diagnosis of breast cancer and surgery; gynecomastia, which is male breast enlargement; and the recurrence of breast cancer in patients who do not benefit from taking tamoxifen meaning that they are “refractory” to tamoxifen. We are also developing our patented intraductal microcatheter technology to potentially target the delivery of therapies, including fulvestrant, immunotherapies and Chimeric Antigen Receptor T-cell therapies (CAR-T therapies), directly to the site of breast cancer.

In 2017, we completed a Phase 1 placebo-controlled clinical study of our proprietary oral and topical formulations of Endoxifen in 48 healthy women. All objectives were met: there were no clinically significant safety signals and no clinically significant adverse events, and both the oral and topical Endoxifen were well tolerated. In the topical arm of the study, low but measurable Endoxifen levels were detected in the blood in a dose-dependent fashion. In the oral arm of the study, participants exhibited dose-dependent Endoxifen levels that met or exceeded the published therapeutic level. The median time for patients in the study to reach the steady-state serum levels of Endoxifen while taking daily doses of oral Endoxifen was 7 days. Published literature indicates that it takes approximately 50-200 days for patients to reach steady-state Endoxifen levels from daily doses of oral tamoxifen. In September 2018, we completed a Phase 1 placebo-controlled clinical study of our proprietary topical Endoxifen in 24 healthy men. All of our objectives of safety, tolerability and pharmacokinetics were successfully met.

We are currently conducting two Phase 2 studies of our proprietary Endoxifen: one in Stockholm, Sweden using our topical Endoxifen for reduction of MBD and another in Australia using our oral Endoxifen for patients in the window of opportunity between diagnosis of breast cancer and surgery. In October 2018, the MBD study in Sweden was fully-enrolled with all 90 participants:  60 participants on two different dose levels and 30 participants on placebo. We expect dosing in this study to be completed in April 2019 and to report preliminary results in the second quarter 2019.

In December 2018, we began providing our oral Endoxifen to a pre-menopausal, estrogen-receptor positive (ER+), lacking CYP2D6 function, breast cancer patient under an FDA-approved "expanded access" program. The purpose of this therapeutic approach was to reduce activity of the cancer cells prior to surgery. The patient received daily doses of our oral Endoxifen for approximately three weeks prior to surgery. There were no safety or tolerability issues and her surgery was successfully completed. The cancer cell biological activity was reduced, based on the estrogen receptor activity of the tumor cells and a 50% reduction in Ki-67. Under the FDA expanded access IND program, the use of our proprietary oral Endoxifen is restricted solely to this patient.

We are currently conducting a Phase 2 study at Montefiore Medical Center, Bronx, New York, using our intraductal microcatheter technology to deliver fulvestrant directly to the site of the tumor via the breast ducts. Our program to use our intraductal microcatheters to deliver CAR-T and other immunotherapies is in the pre-clinical phase.

Research and Development Phase

We are in the research and development phase and are not currently marketing any products or services. We do not anticipate generating revenue unless and until we develop and launch our pharmaceutical programs.

Commercial Lease Agreements

On November 1, 2018, the Company entered into an operating lease to pay $3,660 monthly rent for a term of 22 months with WW 107 Spring Street LLC to lease office space at 107 Spring Street, Seattle, Washington.

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

Financial Instruments with Characteristics of Both Liabilities and Equity

During the year ended December 31, 2017, the Company issued certain financial instruments, consisting of warrants to purchase common stock, which have characteristics of both liability and equity. Financial instruments such as warrants that are classified as liabilities are fair valued upon issuance and are re-measured at fair value at subsequent reporting periods with the resulting change in fair value recorded in “change in fair value of common stock warrants” in the consolidated statements of operations. The fair value of warrants is estimated using valuation models that require the input of subjective assumptions including stock price volatility, expected life, and the probability of future equity issuances and their impact to the price protection feature. No warrants that are classified as liabilities were outstanding at December 31, 2017 and 2018.

Share-Based Payments

We follow the provisions of ASC 718, Compensation – Stock Compensation, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees, non-employee directors, and consultants, including employee stock options. Stock compensation expense based on the grant date’s fair value was estimated in accordance with the provisions of ASC 718 and is recognized as an expense over the requisite service period with forfeitures recognized when they occur.

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

Results of Operations

Comparison of Years Ended December 31, 2018 and 2017

Revenue and Cost of Revenue:

For the years ended December 31, 2018 and 2017, we have no source of sustainable revenue and no associated cost of revenue.

Operating Expenses: Total operating expenses were $11,434,000 for the year ended December 31, 2018, which is an increase of $3,785,000 or 49%, from the year ended December 31, 2017. Operating expenses for 2018 consisted of research and development (R&D) expenses of $4,210,000 and general and administrative (G&A) expenses of $7,224,000. Operating expenses for 2017 consisted of R&D expenses of $2,328,000, G&A expenses of $4,859,000 and impairment of our Acueity intangible assets of $462,000.

Research and Development Expenses: R&D expenses for the year ended December 31, 2018, were $4,210,000, an increase of $1,882,000 or 81% from total R&D expenses in 2017 of $2,328,000. The increase in R&D expense is attributed to salaries, stock-based compensation, manufacturing and clinical trial expenses associated with our Endoxifen program. Our R&D expenses have increased because we commenced two Phase 2 studies of our proprietary Endoxifen during the year ended December 31, 2018. There were no Phase 2 studies of Endoxifen in 2017. Stock-based compensation expense also increased approximately $627,000 in 2018 as compared to 2017. We expect our R&D expenses to increase throughout 2019 as we commence additional Phase 2 clinical studies of Endoxifen, continue the clinical trial of Fulvestrant administered via our microcatheters and continue the development of other indications and therapeutics, including CAR-T and immunotherapies administered via our intraductal microcatheters.

General and Administrative Expenses: G&A expenses were $7,224,000 for the year ended December 31, 2018, an increase of $2,365,000, or 49% from the total G&A expenses for the year ended December 31, 2017, of $4,859,000. G&A expenses consist primarily of personnel and related benefit costs, facilities, professional services, insurance, and public company related expenses. The increase in G&A expenses for year ended December 31, 2018, is mainly attributed to an increase in stock-based compensation expense of approximately $1,049,000, payroll expenses resulting from salary increases, one-time bonus payments of $350,000 and increased legal and professional consulting expenses of approximately $600,000 over the prior year.

Impairment of Intangible Assets: During the years ended December 31, 2017, we evaluated our Acueity intangible assets for impairment and concluded that the fair values as of December 31, 2017, were below the carrying values of $462,000. Therefore, we reduced the carrying value of these assets to zero as of December 31, 2017. There were no write downs of intangible assets during the year ended December 31, 2018.

Warrant Financing Costs and Change in Fair Value of Common Stock Warrants: The Company's April 2017 financing included the issuance of common stock liability warrants, which were exercised during 2017 and were no longer outstanding as December 31, 2017. The Company incurred financing costs associated with these common stock liability warrants of $192,817 upon issuance. The Company also recorded changes in the fair value of the liability warrants during the year ended December 31, 2017, of $280,747. There were no common stock liability warrants issued during the year ended December 31, 2018.

Income taxes: We have incurred net operating losses from inception; we did not record an income tax benefit for our incurred losses for the years ended December 31, 2018 and 2017, due to uncertainty regarding utilization of our net operating carryforwards and due to our history of losses.

Liquidity and Capital Resources

The Company has incurred net losses and negative operating cash flows since inception. For the year ended December 31, 2018, the Company recorded a net loss of approximately $11.4 million and used approximately $9.0 million of cash in operating activities. As of December 31, 2018, the Company had approximately $10.4 million in cash and cash equivalents and working capital of approximately $8.6 million. However, in March 2019, the Company received $11.3 million in cash upon exercises of certain of the Company’s previously outstanding warrants to purchase its common stock. As of March 25, 2019, the Company had approximately $19.3 million in cash and cash equivalents. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and is currently expending funds in research and development activities that are expected to continue to require funding. Management believes its currently available funding, including the funds received from warrant exercises in March 2019, will be sufficient to finance the Company’s operations for at least one year from the date these consolidated financial statements are issued. However, the Company will likely require additional funding to continue its activities beyond that date. If adequate funds are not available, the Company may be required to reduce the scope, delay, or eliminate some or all of its planned commercial activities. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from uncertainty related to the Company’s ability to continue as a going concern.

Cash Flows

As of December 31, 2018, we had cash, cash equivalents and restricted cash of $10.5 million.

Net Cash Flows from Operating Activities: Net cash used in operating activities was $8,962,000 for the year ended December 31, 2018, an increase of $2,368,000, or 36%, compared to net cash used in operating activities for the year ended December 31, 2017 of $6,594,000. The increase in the 2018 period as compared to 2017 resulted primarily from increased spending on R&D activities. We spent approximately $4.2 million on research and development for the year ended December 31, 2018, compared to $2.3 million in 2017. Increases in compensation expense also contributed to the increase in cash used in operations over 2017.

Net Cash Flows from Investing Activities: Net cash used in investing activities for the year ended December 31, 2018 was $111,000. There was no comparable spending for the year ended December 31, 2017. The increase was attributable to the purchase of fixed asset equipment and the replacement of our website during 2018.

Net Cash Flows from Financing Activities: Net cash provided by financing activities was $12,291,000 for the year ended December 31, 2018, an increase of $1,508,000, or 14%, compared to net cash provided by financing activities of $10,783,000, for the year ended December 31, 2017. The increase was attributable to higher financing proceeds received in 2018 as compared to proceeds received from 2017 financings.

Funding Requirements

We expect to incur ongoing operating losses for the foreseeable future as we continue to develop our planned therapeutic programs including related clinical studies and other programs in the pipeline. We expect that our existing resources combined with the $11.3 million proceeds from the March 2019 warrant exercise will be sufficient to fund our planned operations for at least the next 12 to 18 months from the date of this report. If we meet certain requirements, we may sell securities that are registered on our Form S-3 registration statement (File No. 333-220572), and by raising capital through sales of securities to third parties and existing stockholders. If we are unable to raise additional capital when needed, however, we could be forced to curtail or cease operations. Our future capital uses and requirements will depend on the time and expenses needed to begin and continue clinical trials for our new drug developments.

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

Recent Accounting Pronouncements

In February 2016, Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Lease Accounting Topic 842. The new standard is effective for reporting periods beginning after December 15, 2018 and early adoption is permitted. The standard will require lessees to report most leases as assets or liabilities on the balance sheet, while lessor accounting will remain substantially unchanged. The standard permits two approaches, one requiring retrospective application of the new guidance with restatement of prior years, and one requiring prospective application of the new guidance. We plan to adopt the new lease standard effective January 1, 2019 and apply it prospectively. We do not expect the new lease standard to have a material effect on our financial position, results of operations or cash flows. Upon adoption of ASU 2016-02, we will be required to recognize an operating lease liability and right-of-use asset of approximately $100,000, based on the lease composition disclosed in footnote 13.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows, amending the presentation of restricted cash within the statement of cash flows. The new guidance requires that restricted cash be included within cash and cash equivalents on the statement of cash flows. The Company adopted the provisions of ASU No. 2016-18 as of January 1, 2018 on a retrospective basis. For the years ended December 31, 2018 and 2017, we included $110,000 and $55,000, respectively, of restricted cash within cash, cash equivalents, and restricted cash on the statement of cash flows. The restricted cash represents a required deposit for the Company credit card and is restricted until the Company no longer has the credit card or the limit changes on the credit card.

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

In June 2018, the FASB issued ASU 2018-07, Compensation-Stock Compensation Improvements to Nonemployee Share Based Payment Accounting. This ASU simplifies several aspects of the accounting for non-employee share-based payment transactions resulting from expanding the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. An entity should apply the requirements of Topic 718 to nonemployee awards except for specific guidance on inputs to an option pricing model and the attribution of cost. The amendments also clarify that Topic 718 does not apply to share-based payments used to effectively provide financing to the issuer or was granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606, Revenue from Contracts with Customers. This update is effective for public entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted. The Company early adopted the provisions of ASU No. 2018-07 as of April 1, 2018, and it did not have a material impact on the financial statements upon adoption.

In June 2018, the FASB issued ASU 2018-08, Not-for-Profit Entities (Topic 958): Clarifying the Scope and the Accounting Guidance for Contributions Received and Contributions Made. This ASU affects not-for-profit entities and business entities that receive or make contributions of cash. The ASU clarifies and improves the scope and accounting guidance to assist entities in evaluating if those transactions should be accounted for as contributions under the scope of Topic 958 or as an exchange transaction subject to other guidance. This update is effective for public entities for fiscal years beginning after December 15, 2018. The Company is currently evaluating the impact that adoption will have on its financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this item are set forth beginning on page 53 of this report and are incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer concluded that, as of December 31, 2018, the Company’s disclosure controls and procedures were not effective at the reasonable assurance level for the reasons described below.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2018, that has materially affected, or is reasonably likely to materially affect, our disclosure controls and procedures.

During the quarter ended June 30, 2018, we identified a material weakness in our internal controls over the calculation of the deemed dividend on Series B convertible preferred stock (the “deemed dividend”) for the three and six months ended June 30, 2018, due to a lack of appropriately detailed knowledge of the technical accounting guidance with respect to complex financial instruments. Because of this error, an incorrect deemed dividend was included in net loss applicable to common stockholders which caused an incorrect calculation of loss per common share, basic and diluted, as presented in our originally filed Form 10-Q for the three months ended June 30, 2018. The error resulted in a restatement of our originally filed Form 10-Q for the three months ended June 30, 2018. Management misinterpreted the technical guidance contained in ASC 470- Debt in calculating the deemed dividend. An appropriately detailed knowledge of ASC 470 -Debt was not present to prevent or detect this error. We incorrectly stated the amount of the deemed dividend as $4,782,100, rather than $11,479,308, for the three and six months ended June 30, 2018. We also incorrectly stated the loss per common share - basic and diluted, for the three and six months ended June 30, 2018 as $(2.90) and $(3.77) respectively, rather than the correct amount of $(5.08) and $(6.11), respectively.

Management’s remediation plan is discussed in Management's Report on Internal Control Over Financial Reporting.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal accounting and financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was ineffective as of December 31, 2018. Because we are a smaller reporting company, BDO USA LLP, our independent registered public accounting firm, is not required to attest to or issue a report on the effectiveness of our internal control over financial reporting.

During the quarter ended June 30, 2018, we identified a material weakness in our internal controls over the calculation of the deemed dividend on Series B convertible preferred stock (the “deemed dividend”) for the three and six months June 30, 2018, due to a lack of appropriately detailed knowledge of the technical accounting guidance with respect to complex financial instruments. Because of this error, an incorrect deemed dividend was included in net loss applicable to common stockholders which caused an incorrect calculation of loss per common share, basic and diluted, as presented in our originally filed Form 10-Q for the three months ended June 30, 2018. The error resulted in a restatement of our originally filed Form 10-Q for the three months ended June 30, 2018. Management misinterpreted the technical guidance contained in ASC 470- Debt in calculating the deemed dividend. An appropriately detailed knowledge of ASC 470 -Debt was not present to prevent or detect this error. We incorrectly stated the amount of the deemed dividend as $4,782,100, rather than $11,479,308, for the three and six months ended June 30, 2018. We also incorrectly stated the loss per common share - basic and diluted, for the three and six months ended June 30, 2018 as $(2.90) and $(3.77) respectively, rather than the correct amount of $(5.08) and $(6.11), respectively.

Management’s remediation plan is to enhance the procedures performed to independently review technical accounting memorandums for accuracy and completeness including when appropriate with an outside independent accounting firm in future periods.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding our executive officers is set forth in Item 1 of Part I of this Report under the caption “Executive Officers.”

The information required by this item is incorporated herein by reference to the sections entitled “Proposal No. 1 — Election of Directors,” “Beneficial Owners and Management,”  “Section 16(a) Beneficial Ownership Reporting Compliance,” “Director Compensation,” “Corporate Governance” and “Board of Directors and Committees” in our definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 9, 2019 (the “Proxy Statement”).

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the sections entitled “Executive Compensation,” “Director Compensation,” “Proposal No. 3 — To approve the 2019 Amendments to the Atossa Genetics Inc. 2010 Stock Option and Incentive Plan and to increase the number of shares authorized for issuance under the Plan by 3,600,000,” and “Corporate Governance”, in the Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by this item is incorporated by reference to the sections entitled “Executive Compensation- Equity Compensation Plan Information,” "Proposal No. 3 - To approve the 2019 Amendments to the Atossa Genetics Inc. 2010 Stock Option and Incentive Plan and to increase the number of shares authorized for issuance under the plan by 3,600,000," and “Beneficial Owners and Management” in the Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the section entitled “Certain Relationships and Related Party Transactions” and “Corporate Governance” in the Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

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

Board of Directors and Stockholders

Atossa Genetics Inc.

Seattle, Washington

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Atossa Genetics Inc. (the “Company”) and subsidiaries as of December 31, 2018 and 2017, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2018 and 2017, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

Seattle, Washington

March 28, 2019

ATOSSA GENETICS INC.

CONSOLIDATED BALANCE SHEETS

	As of December 31,
Assets	2018	2017
Current assets
Cash and cash equivalents	$10,380,493	$7,217,469
Restricted cash	110,000	55,000
Prepaid expenses	509,833	250,944
Research and development tax rebate receivable	518,098	358,277
Other current assets	30,942	16,344
Total current assets	11,549,366	7,898,034

Furniture and equipment, net	54,487	11,467
Intangible assets, net	99,375	75,686
Other assets	17,218	178,907
Total Assets	$11,720,446	$8,164,094

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$353,328	$334,901
Accrued expenses	177,074	90,105
Payroll liabilities	935,070	784,867
Stock-based compensation liability	1,410,025
Other current liabilities	39,939	15,534
Total Current Liabilities	2,915,436	1,225,407

Commitments and contingencies (note 13)
Stockholders' equity
Preferred stock - $0.001 par value; 10,000,000 shares authorized, consisting of Series A convertible preferred stock- $0.001 par value; 4,000 shares authorized, and 0 shares outstanding as of December 31, 2018 and December 31, 2017; Series B convertible preferred stock- $0.001 par value; 25,000 and 0 shares authorized, and 2,379 and 0 shares issued and outstanding as of December 31, 2018 and December 31, 2017, respectively	2
Additional paid-in capital- Series B convertible preferred stock	2,378,997
Common stock - $0.18 par value; 175,000,000 shares authorized, and 5,846,552 and 2,651,952 shares issued and outstanding, as of December 31, 2018 and December 31, 2017, respectively	1,052,372	477,342
Additional paid-in capital	82,204,902	71,887,674
Accumulated deficit	(76,831,263)	(65,426,329)
Total Stockholders' Equity	8,805,010	6,938,687

Total Liabilities and Stockholders' Equity	$11,720,446	$8,164,094

The accompanying notes are an integral part of these consolidated financial statements.

ATOSSA GENETICS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2018	2017

Operating Expenses
Research and development	$4,209,981	$2,328,087
General and administrative	7,224,252	4,859,369
Impairment of intangible assets		461,715
Total operating expenses	11,434,233	7,649,171
Operating loss	(11,434,233)	(7,649,171)
Change in fair value of common stock warrants		(280,747)
Warrant financing expense		(192,817)
Other income	29,299	154
Loss before income taxes	(11,404,934)	(8,122,581)
Income taxes
Net loss	$(11,404,934)	$(8,122,581)
Deemed dividend attributable to preferred stock	(11,479,308)	(2,568,132)
Net loss applicable to common shareholders	$(22,884,242)	$(10,690,713)
Loss per common share - basic and diluted	$(5.50)	$(10.97)
Weighted average shares outstanding - basic and diluted	4,157,746	974,773

The accompanying notes are an integral part of these consolidated financial statements.

ATOSSA GENETICS INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Series A Convertible Preferred Stock			Series B Convertible Preferred Stock			Common Stock
	Shares	Amount	Additional Paid-in Capital	Shares	Amount	Additional Paid-in Capital	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
Balance at December 31, 2016							315,576	$56,804	$60,344,050	$(57,303,748)	$3,097,106

Issuance of common stock and warrants net of issuance costs of $768,412							1,483,333	267,001	5,895,587		6,162,588
Issuance of common stock in Class A units, net of issuance costs of $65,816							99,500	17,910	811,774		829,684
Allocation of Class A unit proceeds to warrant liability									(328,350)		(328,350)
Issuance of Series A convertible preferred stock in Class B units, net of issuance costs of $267,231	292	4	3,234,769								3,234,773
Allocation of Series A convertible preferred stock to warrants and beneficial conversion feature			(2,568,132)						1,284,066		(1,284,066)
Deemed dividend on Series A convertible preferred stock			2,568,132						(2,568,132)
Conversion of Series A convertible preferred stock to common stock	(292)	(4)	(3,234,769)				389,111	70,040	3,164,733
Reclassification of warrant liability upon exercise of common stock warrants							124,236	22,362	1,870,798		1,893,160
Issuance of common stock upon warrant exercise for cash on liability warrant exercise							240,196	43,225	706,008		749,233
Amortization of commitment shares									(79,410)		(79,410)
Compensation cost for stock options granted									786,550		786,550
Net loss										(8,122,581)	(8,122,581)
Balance at December 31, 2017							2,651,952	477,342	71,887,674	(65,426,329)	6,938,687

Issuance of Series B convertible preferred stock and warrants, net of issuance costs of $1,333,449				13,624	14	6,926,778			5,363,759		12,290,551
Allocation of Series B convertible preferred stock proceeds to beneficial conversion feature						(4,782,100)			4,782,100
Deemed dividend on Series B convertible preferred stock						11,479,308			(11,479,308)
Conversion of Series B convertible preferred stock to common stock				(11,245)	(12)	(11,244,989)	3,194,600	575,030	10,669,971
Amortization of commitment shares									(72,790)		(72,790)
Compensation cost for stock options granted									1,053,496		1,053,496
Net loss										(11,404,934)	(11,404,934)
Balance at December 31, 2018				2,379	$2	$2,378,997	5,846,552	$1,052,372	$82,204,902	$(76,831,263)	$8,805,010

The accompanying notes are an integral part of these consolidated financial statements.

ATOSSA GENETICS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2018		2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss		$(11,404,934)	$(8,122,581)
Adjustments to reconcile net loss to net cash used in operating activities
Compensation cost for stock options granted		1,053,496	786,550
Loss on disposal of assets			17,695
Impairment of intangible assets			461,715
Depreciation and amortization		44,197	128,994
Change in fair value of common stock warrants			280,747
Warrant financing expense			192,817
Change in stock-based compensation liability		1,410,025
Changes in operating assets and liabilities:
Prepaid expenses		(258,889)	(79,343)
Research and development tax rebate receivable		(159,821)	(358,277)
Other assets		74,301	(80,408)
Accounts payable		18,427	80,581
Payroll liabilities		150,203	14,968
Accrued expenses		86,969	73,141
Other current liabilities		24,405	9,451
Net cash used in operating activities		(8,961,621)	(6,593,950)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of furniture and equipment		(110,906)
Net cash used in investing activities		(110,906)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of Series B convertible preferred stock and warrants, net of issuance costs		12,290,551
Proceeds from issuance of Class A and Class B Units, net of issuance costs			3,871,636
Proceeds from exercise of warrants			749,233
Proceeds from issuance of common stock and warrants, net of issuance costs			6,162,588
Net cash provided by financing activities		12,290,551	10,783,457

NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH		3,218,024	4,189,507
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING BALANCE		7,272,469	3,082,962
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, ENDING BALANCE		$10,490,493	$7,272,469

SUPPLEMENTAL DISCLOSURES
Interest Paid	$		$330

NONCASH INVESTING AND FINANCING ACTIVITIES
Amortization of commitment shares		$72,790	$79,410

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1: NATURE OF OPERATIONS

Atossa Genetics Inc. (the “Company”) was incorporated on April 30, 2009, in the State of Delaware. The Company was initially formed to develop and market medical devices, laboratory tests and therapeutics to address breast health conditions. The Company’s fiscal year ends on December 31. The Company is currently focused on development of its pharmaceutical and drug delivery programs for the treatment of breast cancer and other breast conditions.

NOTE 2: LIQUIDITY  AND CAPITAL RESOURCES

The Company has incurred net losses and negative operating cash flows since inception. For the year ended December 31, 2018, the Company recorded a net loss of approximately $11.4 million and used approximately $9.0 million of cash in operating activities. As of December 31, 2018, the Company had approximately $10.4 million in cash and cash equivalents and working capital of approximately $8.6 million. However, in March 2019, the Company received $11.3 million in cash upon exercises of certain of the Company’s previously outstanding warrants to purchase its common stock. As of March 25, 2019, the Company had approximately $19.3 million in cash and cash equivalents. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and is currently expending funds in research and development activities that are expected to continue to require funding. Management believes its currently available funding, including the funds received from warrant exercises in March 2019, will be sufficient to finance the Company’s operations for at least one year from the date these consolidated financial statements are issued. However, the Company will likely require additional funding to continue its activities beyond that date. If adequate funds are not available, the Company may be required to reduce the scope, delay, or eliminate some or all of its planned commercial activities. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from uncertainty related to the Company’s ability to continue as a going concern.

NOTE 3: SUMMARY OF ACCOUNTING POLICIES

Basis of Presentation:

The accompanying consolidated financial statements have been prepared pursuant to the rules of the Securities and Exchange Commission (“SEC”) and in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The accompanying consolidated financial statements include the financial statements of Atossa Genetics Inc. and its wholly-owned subsidiaries. All significant intercompany account balances and transactions have been eliminated in consolidation.

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

Recently Issued Accounting Pronouncements:

In February 2016, Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Lease Accounting Topic 842. The new standard is effective for reporting periods beginning after December 15, 2018 and early adoption is permitted. The standard will require lessees to report most leases as assets or liabilities on the balance sheet, while lessor accounting will remain substantially unchanged. The standard permits two approaches, one requiring retrospective application of the new guidance with restatement of prior years, and one requiring prospective application of the new guidance. We plan to adopt the new lease standard effective January 1, 2019 and apply it prospectively. We do not expect the new lease standard to have a material effect on our financial position, results of operations or cash flows. Upon adoption of ASU 2016-02, we will be required to recognize an operating lease liability and right-of-use asset of approximately $100,000, based on the lease composition disclosed in footnote 13.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows, amending the presentation of restricted cash within the statement of cash flows. The new guidance requires that restricted cash be included within cash and cash equivalents on the statement of cash flows. The Company adopted the provisions of ASU No. 2016-18 as of January 1, 2018 on a retrospective basis. For years ended December 31, 2018 and 2017, we included $110,000 and $55,000, respectively, of restricted cash within cash, cash equivalents, and restricted cash on the statement of cash flows. The restricted cash represents a required deposit for the Company credit card and is restricted until the Company no longer has the credit card or the limit changes on the credit card.

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

In June 2018, the FASB issued ASU 2018-08, Not-for-Profit Entities (Topic 958): Clarifying the Scope and the Accounting Guidance for Contributions Received and Contributions Made. This ASU affects not-for-profit entities and business entities that receive or make contributions of cash. The ASU clarifies and improves the scope and accounting guidance to assist entities in evaluating if those transactions should be accounted for as contributions under the scope of Topic 958 or as an exchange transaction subject to other guidance. This update is effective for public entities for fiscal years beginning after December 15, 2018. The Company is currently evaluating the impact that adoption will have on its financial statements.

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

Depreciation is computed using the straight-line method over the estimated useful lives ranging from three to five years.

Furniture and equipment amounted to $216,000 and $171,000 at December 31, 2018 and 2017, respectively. Accumulated depreciation was $162,000 and $160,000 at December 31, 2018 and 2017, respectively. Depreciation expense for the years ended December 31, 2018 and 2017 was $14,386 and $25,956, respectively.

The Company periodically evaluates the carrying value of long-lived assets to be held and used and, if necessary, records impairment losses when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-loved assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal.  For the years ended December 31, 2018 and 2017, no impairment of furniture and equipment was recorded.

Fair Value Measurements

The Company records financial assets and liabilities measured on a recurring and non-recurring basis as well as all non-financial assets and liabilities subject to fair value measurement at the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. These fair value principles prioritize valuation inputs across three broad levels. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on the Company's assumptions used to measure assets and liabilities at fair value. An asset or liability's classification within the various levels is determined based on the lowest level input that is significant to the fair value measurement.

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

 During the year ended December 31, 2017, we determined certain intangible assets acquired from Acueity Healthcare, Inc. ("Acueity") were impaired and recorded an asset impairment charge of $461,715 for the year ended December 31, 2017, to adjust the carrying value of these intangible assets to zero as of December 31, 2017.  No impairment charges were recorded during the year ended December 31, 2018.

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

Amortization of intangible assets is computed using the straight-line method over the estimated useful lives ranging from three to ten years.

Intangible assets amounted to $192,000 and $234,000 for at December 31, 2018 and 2017, respectively. Accumulated amortization was $93,000 and $158,000 at December 31, 2018 and 2017, respectively. Amortization expense for the years ended December 31, 2018 and 2017 was $29,811 and $103,038, respectively.

Financial Instruments with Characteristics of Both Liabilities and Equity

During the year ended December 31, 2017, the Company issued certain financial instruments, consisting of warrants to purchase common stock, which have characteristics of both liability and equity. Financial instruments such as warrants that are classified as liabilities are fair valued upon issuance and are re-measured at fair value at subsequent reporting periods with the resulting change in fair value recorded in “change in fair value of common stock warrants” in the consolidated statement of operations. The fair value of warrants is estimated using valuation models that require the input of subjective assumptions including stock price volatility, expected life, and the probability of future equity issuances and their impact to the price protection feature. There were no outstanding warrants accounted for as liabilities as of December 31, 2018 or 2017.

Share-Based Payments

The Company follows the provisions of ASC Topic 718, Compensation - Stock Compensation (“ASC 718”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees, non-employee directors, and consultants, including employee stock options. Stock compensation expense based on the grant date fair value estimated in accordance with the provisions of ASC 718 is recognized as an expense over the requisite service period and the Company made a policy election to recognize forfeitures when they occur.

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

NOTE 4: RESTRICTED CASH

Our restricted cash balance of $110,000 and $55,000 as of December 31, 2018 and 2017, consists entirely of cash pledged as security for the Company’s issued commercial credit cards.

NOTE 5: PREPAID EXPENSES

Prepaid expenses consisted of the following:

	December 31,	December 31,
	2018	2017
Prepaid insurance	$160,576	$125,056
Prepaid research and development	218,090
Professional services	110,094	97,788
Retainer and security deposits	16,718	14,218
Other	4,355	13,882
Total prepaid expenses	$509,833	$250,944

NOTE 6: RESEARCH AND DEVELOPMENT TAX REBATE RECEIVABLE

On May 23, 2017, Atossa formed a wholly-owned subsidiary in Australia called Atossa Genetics AUS Pty Ltd. The purpose of this subsidiary is to perform research and development activities (“R&D”) including our Phase 1 and Phase 2 Endoxifen clinical trials. Australia offers an R&D cash rebate of $0.435 per dollar spent on qualified R&D activities incurred in the country. For the years ended December 31, 2018 and 2017, the Company incurred qualified R&D expenses in Australia of approximately $851,000 and $824,000, respectively. The Company recorded a rebate receivable of approximately $370,000 and $358,000 at December 31, 2018 and 2017, respectively, and a corresponding credit to R&D expenses for the years then ended. At December 31, 2018, we had a total R&D rebate receivable of approximately $518,000 that included approximately $148,000 receivable remaining from the year ended December 31, 2017.

NOTE 7: PAYROLL LIABILITIES

Payroll liabilities consisted of the following:

	December 31, 2018	December 31, 2017
Accrued bonus payable	$697,995	$566,000
Accrued vacation	160,740	147,861
Accrued payroll liabilities	76,335	71,006
Total payroll liabilities	$935,070	$784,867

NOTE 8: FAIR VALUE OF FINANCIAL INSTRUMENTS

There were no financial assets outstanding that were required to be measured at fair value on a recurring basis at December 31, 2018 or December 31, 2017.

Warrants issued in the April 3, 2017, offering, which are discussed further in Note 9, contained provisions that could have required the Company to settle the warrants in cash in an event outside the Company’s control or had price protection rights and were therefore accounted for as liabilities while they were outstanding, with changes in the fair values included in net loss for the respective periods. Because some of the inputs to the valuation model were either not observable or were not derived principally from or corroborated by observable market data by correlation or other means, the warrant liability was classified as Level 3 in the fair value hierarchy.

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

There were no transfers between Level 1, Level 2 or Level 3 for the years ended December 31, 2018 or December 31, 2017.

NOTE 9: STOCKHOLDERS’ EQUITY

The Company is authorized to issue a total of 185,000,000 shares of stock consisting of 175,000,000 shares of common stock, par value $0.18 per share, and 10,000,000 shares of preferred stock, par value $0.001 per share. The Company has designated 750,000 shares of Series A junior participating preferred stock, par value $0.001 per share, 4,000 shares of Series A convertible preferred stock, par value $0.001 per share, and 25,000 shares of Series B convertible preferred stock, par value $0.001 per share, through the filings of certificates of designation with the Delaware Secretary of State. No shares of Series A junior participating preferred stock or Series A convertible preferred stock are issued or outstanding as of December 31, 2018.

On May 19, 2014, the Company adopted a stockholder rights agreement which provides that all stockholders of record on May 26, 2014, received a non-taxable distribution of one preferred stock purchase right for each share of the Company’s common stock held by such stockholder. Each right is attached to and trades with the associated share of common stock. The rights will become exercisable only if one of the following occurs: (1) a person becomes an “Acquiring Person” by acquiring beneficial ownership of 15% or more of the Company’s common stock (or, in the case of a person who beneficially owned 15% or more of the Company’s common stock on the date the stockholder rights agreement was executed, by acquiring beneficial ownership of additional shares representing 2.0% of the Company’s common stock then outstanding (excluding compensatory arrangements)), or (2) a person commences a tender offer that, if consummated, would result in such person becoming an Acquiring Person. If a person becomes an Acquiring Person, each right will entitle the holder, other than the Acquiring Person and certain related parties, to purchase a number of shares of the Company’s common stock with a market value that equals twice the exercise price of the right. The initial exercise price of each right is $15.00, so each holder (other than the Acquiring Person and certain related parties) exercising a right would be entitled to receive $30.00 worth of the Company’s common stock. If the Company is acquired in a merger or similar business combination transaction at any time after a person has become an Acquiring Person, each holder of a right (other than the Acquiring Person and certain related parties) will be entitled to purchase a similar amount of stock of the acquiring entity.

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

The offering included 55,333 Class A Units at a public offering price of $9.00 per Class A Unit, which consisted of 55,333 shares of common stock and warrants to purchase 55,333 shares of common stock. The offering also included 292 Class B Units at a public offering price of $12,000 per Class B Unit, which consisted of 292 shares of Series A convertible preferred stock convertible into a total of 389,111 shares of common stock and warrants to purchase 389,111 shares of common stock. In addition, the underwriter exercised the over-allotment option to purchase an additional 44,167 shares of common stock and warrants to purchase 44,167 shares of common stock, which are included in the gross proceeds of $4.4 million. The warrants had a per share exercise price of $11.25, were exercisable immediately and were scheduled to expire five years from the date of issuance.

As of December 31, 2017, all of the warrants issued in the April 3, 2017 offering have been exercised and are no longer outstanding and all of the shares of Series A convertible preferred stock have been converted into shares of common stock.

Accounting Treatment

The Company allocated the proceeds from the sale of the Class A and Class B units to the separate securities issued. The Company determined that, on the date of issuance, the warrants were not indexed to its stock because they did not meet the “fixed-for-fixed” criterion due to the price protection and fundamental transaction provisions and, therefore, the warrants were accounted for as liabilities with changes in fair value recorded in non-operating income (expense) in the consolidated statement of operations.

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

Exercise of 2017 Warrants

On June 29, 2017, the Company offered to modify the rights of the holders of the warrants issued in the public offering the Company completed on April 3, 2017. The temporary modification included (a) lowering the exercise price of the warrants to $3.12 per share, (b) setting the applicable volume-weighted average price (VWAP) at $6.24 per share, and (c) allowing for temporary cashless exercise of the warrants for all holders that accepted the temporary modification before 8:00 a.m. Eastern daylight time on June 30, 2017. Holders of warrants to purchase a total of approximately 250,000 shares of common stock accepted the offer resulting in the cancellation of those warrants and the issuance by the Company of a total of approximately 125,000 shares of common stock (including shares held in abeyance). The shares of common stock are registered under the Securities Act of 1933, as amended. In connection with the temporary modification, the Company agreed to extend the “Lock-up Period” of the underwriting agreement between the Company and Aegis Capital Corp., dated March 28, 2017, by 45 days and the Company agreed not to enter into any further amendments to the warrants during such extended Lock-up Period without the prior written consent of each holder. During the third quarter of 2017, all remaining warrants were exercised for cash so that no warrants issued in the April 3, 2017, financing remained outstanding. Upon exercise of these warrants, the amount of the warrant liability at the date of exercise was reclassified from warrant liability to additional paid-in capital.

The following table summarizes the 2017 liability warrant activity:

	Shares	Weighted Average Exercise Price
Outstanding as of January 1, 2017
Warrants granted	488,611	$11.25
Warrants exercised	(488,611)	3.12
Outstanding as of December 31, 2017

The Company estimated the fair value of the warrants using the Monte Carlo simulation (MCS) model, which is a type of income approach, where the current value of an asset is expressed as the sum of probable future cash flows across various scenarios and time frames discounted for risk and time. The significant assumptions included timing of future rounds of financing, timing and success rates of oncology clinical trials, and the probability of a merger and acquisition adjusted for a lack of marketability discount. The MCS model also included a full term and an early conversion scenario that were each weighted at 50% in the final concluded fair value.

Inputs used in the valuation of the warrants at the issuance date of April 3, 2017 and June 30, 2017, are set forth below. All of the warrants issued in the April 2017 financing were exercised during 2017 and none remained outstanding at December 31, 2017.

Initial valuation
Common stock price		$9.00
Exercise price		$11.25
Expected volatility		50%
Dividend yield		0%
Risk-free interest rate	0.79%	-	1.88%
Expected term (in years)	0.24	-	5

June 30, 2017 valuation
Common stock price		$6.00
Exercise price		$3.12
Expected volatility		50%
Dividend yield		0%
Risk-free interest rate	0.79	-	1.88%
Expected term (in years)	0.08	-	4.76

Conversion of Series A Convertible Preferred Stock

During the year ended December 31, 2017, certain holders of the Series A convertible preferred stock exercised their conversion option and converted an aggregate of 292 shares of Series A convertible preferred stock into 389,111 shares of the Company’s common stock based on the conversion ratio of 111 shares of common stock for each share of Series A convertible preferred stock. As of December 31, 2017 and 2018, no shares of Series A convertible preferred stock were outstanding.

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

The offering included 958,333 shares of common stock at a public offering price of $5.28 per share. In addition, the underwriter exercised the over-allotment option to purchase an additional 83,333 shares of common stock at the offering price of $5.28 per share, which are included in the gross proceeds of $5.5 million.

December 2017 Public Offering and Private Placement

On December 20, 2017, the Company entered into a placement agent agreement with Maxim Group LLC relating to the sale of the Company’s securities. Pursuant to the placement agent agreement, on December 20, 2017, the Company entered into a securities purchase agreement with certain purchasers named therein relating to the offering and sale of 441,667 shares of Company common stock at a public offering price of $3.24 per share. The offering generated gross proceeds to the Company of approximately $1.4 million and net proceeds of $1.2 million after deduction of underwriting discounts, commissions, and other offering expenses paid by the Company.

Concurrently with the public offering the Company also commenced a private placement whereby it issued and sold Class A and Class B Warrants, exercisable for an aggregate of 883,333 shares of common stock, at an exercise price of $3.78 per share. The public offering and the private placement involved the same purchasers. The Class A and Class B Warrants exercise price was fixed at $3.78 per warrant, and the warrants became exercisable commencing six months from issuance. The Class A Warrants and Class B Warrants expired on the first anniversary of the date of issuance. None of the Class A Warrants, the Class B Warrants nor the shares issuable upon exercise of such Warrants were registered with the Securities and Exchange Commission. The Warrants could not be exercised on a cashless basis. There were no redemption features embodied in the Warrants and they met the conditions for equity classification. On December 22, 2018, the Class A and Class B warrants expired unexercised.

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

Accounting Treatment

The Company allocated the proceeds from the sale of the Series B convertible preferred stock and the warrants to purchase common stock to the separate securities issued. The Company allocated the amount representing the fair value of the warrants at the date of issuance to common stock based on the relative warrant fair value in the amount of $5,363,759, which is net of issuance costs allocated to the warrants. Due to the allocation of a portion of the proceeds to the warrants, the convertible preferred stock contained a beneficial conversion feature upon issuance, which was recorded in the amount of $4,782,100 based on the relative fair value of the beneficial conversion feature. The discount on the convertible preferred stock was $11,479,308, which consists of the beneficial conversion feature of $4,782,100, the allocation of a portion of the proceeds to the warrants in the amount of $5,363,759, and the total issuance costs related to the financing of $1,333,449. The discount on the convertible preferred stock of $11,479,308 was recorded as a deemed dividend upon issuance of the convertible preferred stock. The deemed dividend is reflected as an addition to net loss in the consolidated statements of operations to arrive at net loss applicable to common shareholders. The Company has made an accounting policy election to record the deemed dividend related to discounts on convertible instruments at the time of issuance of the convertible instruments.

Outstanding Warrants

As of December 31, 2018, warrants to purchase 3,875,699 shares of common stock were outstanding including:

	Outstanding Warrants to Purchase Shares	Exercise Price	Expiration Date

2014 public offering	6,483	$540.00	January 29, 2019
2018 warrants	3,869,216	4.05	May 30, 2022
	3,875,699

Conversion of Series B Convertible Preferred Stock

During the year ended December 31, 2018, certain holders of the Series B convertible preferred stock exercised their conversion option and converted an aggregate of 11,245 shares into 3,194,600 shares of the Company's common stock based on the conversion ratio of approximately 284 shares of common stock for each share of Series B convertible preferred stock.

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

The following table summarizes the Company’s calculation of net loss per common share:

	Year Ended December 31,
	2018	2017
Numerator
Net loss	$(11,404,934)	$(8,122,581)
Deemed dividend attributable to preferred stock	(11,479,308)	(2,568,132)
Net loss attributable to common shareholders	$(22,884,242)	$(10,690,713)
Denominator
Weighted average common shares outstanding used to compute net loss per share, basic and diluted	4,157,746	974,773
Net loss per share of common stock, basic and diluted:	$(5.50)	$(10.97)

The following table sets forth the number of potential common shares excluded from the calculation of net loss per diluted share, because including them would be anti-dilutive:

	Year Ended December 31,
	2018	2017
Options to purchase common stock	487,941	117,301
Series A convertible preferred stock		55,835
Series B convertible preferred stock	774,983
Warrants to purchase common stock	3,054,481	202,063
	4,317,405	375,199

NOTE 11: INCOME TAXES

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

During the year ended December 31, 2017, the Company recorded a reduction in the amount of $1.9 million in the carrying value of the Company’s U.S. deferred tax assets resulting from the 2017 Tax Act’s reduction in the U.S. federal corporate income tax rate from 35% to 21%, which is fully offset by the valuation allowance.

The Company did not record an income tax benefit for its losses incurred for the years ending December 31, 2018 or 2017, due to uncertainty regarding utilization of its net operating loss carryforwards and due to its history of losses. The benefit for income taxes differs from the benefit computed by applying the federal statutory rate to loss before income taxes as follows:

	As of December 31,
	2018		2017
Expected federal income tax benefit		$(2,395,036)		$(2,761,678)
Stock compensation		169,957		197,336
Other permanent items		1,616		2,668
Effect of change in valuation allowance		2,223,463		(15,344,015)
Prior year true-up				(126,031)
Tax rate change				1,912,427
Effect of NOL limitation				16,119,293
Actual federal income tax benefit	$		$

The components of net deferred tax assets and liabilities are as follows:

	Year Ended December 31,
	2018		2017
Deferred tax assets
Obsolete inventory		$21,881		$21,881
Accrued vacation		33,755		31,051
Accrued bonuses		99,666
Stock-based compensation		968,170		620,789
Basis difference in fixed assets		33,241		33,241
Intangible assets, net		572,687		634,521
Contribution, carryforward		707		677
Net operating loss carryforwards		2,588,401		747,589
Capital loss carryforward		1,027,111		1,027,111
Valuation allowance		(5,312,769)		(3,089,306)
Deferred tax asset		$32,850		$27,554

Deferred tax liabilities
Other		$(32,850)		$(27,554)
Net deferred tax asset	$		$

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

The Company has incurred net operating losses from inception. At December 31, 2018, the Company had domestic federal net operating loss carryforwards of approximately $58.2 million. In May of 2018 and October 2017, the Company completed public offerings, which triggered ownership changes under section 382. We believe that as of December 31, 2018, the gross net operating loss carryforwards have been limited to approximately $12.3 million, which are available to reduce future taxable income. Federal net operating loss carryforwards generated through December 31, 2017 expire at various dates beginning in 2029 through 2038, while federal net operating loss carryforwards generated in 2018 do not expire. The Company recorded a valuation allowance against all of its net deferred tax assets of approximately $5.3 million and $3.1 million as of December 31, 2018 and 2017, respectively, for a net increase of $2.2 million from 2017 to 2018 and a net decrease of $15.5 million from 2016 to 2017.

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

NOTE 12: CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of December 31, 2018 and 2017, the Company had $10,052,914 and $6,967,469 in excess of the FDIC insured limit, respectively.

NOTE 13: COMMITMENTS AND CONTINGENCIES

Lease Commitments

On November 1, 2018, the Company entered into an operating lease to pay $3,660 monthly rent for a term of 22 months. The total future minimum lease payments due under this lease are $73,200, of which $43,920 and $29,280 are due in 2019 and 2020, respectively.

The total rent expense for the years ended December 31, 2018 and 2017, was $31,457 and $33,285, respectively. Rent expense was included in general and administrative expenses for both years.

 On October 30, 2018, the Company entered into an operating lease for a copier system for a term of 36 months. The total future minimum lease payments due under this lease are $42,228, of which $14,904, $14,904 and $12,420 are due in 2019, 2020 and 2021, respectively.

Litigation and Contingencies

On October 10, 2013, a putative securities class action complaint, captioned Cook v. Atossa Genetics, Inc., et al., No. 2:13-cv-01836-RSM, was filed in the United States District Court for the Western District of Washington against us, certain of our directors and officers and the underwriters of our November 2012 initial public offering. The complaint alleged that all defendants violated Sections 11 and 12(a)(2), and that we and certain of our directors and officers violated Section 15, of the Securities Act by making material false and misleading statements and omissions in the offering’s registration statement, and that we and certain of our directors and officers violated Sections 10(b) and 20A of the Exchange Act and SEC Rule 10b-5 promulgated thereunder by making false and misleading statements and omissions in the registration statement and in certain of our subsequent press releases and SEC filings with respect to our NAF specimen collection process, our ForeCYTE Breast Health Test and our MASCT device. The complaint sought, on behalf of persons who purchased our common stock between November 8, 2012 and October 4, 2013, inclusive, damages of an unspecific amount. On March 23, 2018, the parties filed a stipulation of settlement with the court to settle the matter for $3.5 million, completely funded by defendants’ insurers, and on July 20, 2018 the Court approved the settlement. This case is considered closed.

We are subject to other legal proceedings and claims that arise in the normal course of business. We believe these matters are either without merit or of a kind that should not have a material effect, individually or in the aggregate, on our financial position, results of operations or cash flows.

NOTE 14: STOCK BASED COMPENSATION

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

The following table presents the automatic additions to the 2010 Plan since inception pursuant to the “evergreen” terms of the 2010 Plan:

January 1,	Number of shares
2012	2,502
2013	2,871
2014	4,128
2015	5,463
2016	7,257
2017	12,623
2018	106,076
Total additional shares	140,920

The Company granted options to purchase 611,668 and 143,027 shares of common stock to employees and directors during the year ended December 31, 2018 and 2017, respectively. The weighted average grant date fair value of options granted during 2018 and 2017 was $2.02 and $4.80, respectively. There are 3,575 options available for grant under the 2010 Plan as of December 31, 2018, and as a result of the evergreen provision contained in the 2010 Plan, an additional 233,862 shares were added to the 2010 Plan on January 1, 2019.

Compensation costs associated with the Company’s stock options are recognized, based on the grant-date fair values of these options, over the requisite service period, or vesting period. Accordingly, the Company recognized stock-based compensation expense of $1,053,496 and $786,550 for the years ended December 31, 2018 and 2017, respectively, which was included in the following captions in the consolidated statements of operations.

	Year Ended December 31,
	2018	2017

General and administrative	$809,110	$621,668
Research and development	244,386	164,882
Total stock compensation expense	$1,053,496	$786,550

The fair value of stock options granted for the years ended December 31, 2018 and 2017, was calculated using the Black-Scholes option-pricing model applying the following assumptions:

	Year ended December 31,
	2018			2017

Risk free interest rate	2.47%	-	2.71%	1.86%	-	2.04%
Expected term (in years)	5.24	-	5.57	5.32	-	6.36

Dividend yield		-%			-%
Expected volatility	108.81%	-	126.43%	112.86%	-	114.19

Options issued and outstanding as of December 31, 2018, and their activities during the year then ended are as follows:

	Number of Underlying Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Contractual Life Remaining in Years	Aggregate Intrinsic Value
Outstanding as of January 1, 2018	172,510	$49.27		$
Granted	611,668	2.39
Forfeited	(795)	562.55
Outstanding as of December 31, 2018	783,383	12.14	9.17	$
Exercisable as of December 31, 2018	317,042	24.39	8.97	$
Vested and expected to vest	783,383	12.14	9.17	$

At December 31, 2018, there were 466,341 unvested options outstanding and the related unrecognized total compensation cost associated with these options was $1,152,367. This expense is expected to be recognized over a weighted-average period of 1.45 years.

Executive Option Grants Classified as Liabilities ("2018 Liability Grants")

On June 27, 2018, the Company granted 2,300,000 options to the Chief Executive Officer and 700,000 to the Chief Financial Officer. Each option is exercisable for an equivalent number of shares of Company's common stock. The options were granted pursuant to an option award agreement and were granted outside the Company’s 2010 Plan; however, they are subject to the terms and conditions of the 2010 Plan. On January 13, 2019, the 2018 liability options were canceled.

The Liability Grants were exercisable for shares of common stock at an exercise price of $2.38 per share, which was the fair value on the date of grant. The options had an exercise period of ten years from their date of issuance. If at the time the options were exercised the Company cannot deliver shares of common stock to the optionee including, for example, if there were insufficient shares available under the Plan at the time of exercise, then in lieu of the optionee paying the exercise price and the Company issuing shares of stock, the option only would be exercised on a cash “net basis” so that the Company would pay cash in an amount equal to the excess of the fair value of the common stock over the option exercise price. There were not sufficient shares available under the Plan. Therefore the Company would have been obligated to settle these options in cash if they were exercised. Because these options contained provisions that would require the Company to settle the options in cash in an event outside the Company’s control, they were accounted for as liabilities.

The Liability Grants were subject to vesting requirements. Twenty-five percent of the options were vested as of the grant date, 50% of the options would have vested quarterly over two years, and the remaining 25% would have vested upon achievement of certain milestones related to clinical trial progress. As of December 31, 2018, all of the options that vested upon achievement of clinical trial milestones were vested. At December 31, 2018, there were 1,125,000 unvested options outstanding and the related unrecognized total compensation cost associated with these options was $857,673. This expense was expected to be recognized over a weighted-average period of 1.5 years.

Compensation costs associated with the Liability Grants were initially recognized, based on the grant-date fair values of these options, over the requisite or vesting period for time-based options or when it is probable the performance criteria were achieved for options that vest based on performance. Compensation cost was remeasured each period based on the market value of our underlying stock until award vesting or settlement.

For the year ended December 31, 2018, the Company recognized compensation expense related to these options of $1,410,025, which was included in the following captions in the consolidated statements of operations.

Year Ended December 31, 2018

General and administrative	$869,515
Research and development	540,510
Total stock compensation expense	$1,410,025

The fair value of liability options granted for the year ended December 31, 2018, was calculated using the Black-Scholes option-pricing model applying the following assumptions:

	Year Ended December 31, 2018

Risk free interest rate	2.51	-	2.94%
Expected term (in years)	4.5	-	5.0
Stock price	$1.02	-	$2.38
Dividend yield		%
Expected volatility	122.0	-	125.0%

Refer to footnote 16 for further description.

7

NOTE 15:  RESTATEMENT TO PREVIOUSLY ISSUED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 16: SUBSEQUENT EVENTS

Stock Option and Incentive Plan

June 27, 2018, the Company granted 2,300,000 options to the Chief Executive Officer and 700,000 to the Chief Financial Officer (collectively, the “2018 Liability Options”). Each option was exercisable for an equivalent number of shares of Company common stock. The 2018 Liability Options contained a “Net Cash Exercise Provision” so that if at the time the 2018 Liability Options were exercised the Company could not deliver shares of Common Stock to the optionee (including, for example, if there were insufficient shares available under the Plan at the time of exercise), then in lieu of the optionee paying the exercise price and the Company issuing shares of stock, the option would only be exercised on a cash “net basis” requiring that the Company pay cash in an amount equal to the excess of the fair market value of the Common Stock over the option exercise price.

On January 13, 2019, the Company, CEO and CFO agreed to cancel and terminate the 2018 Liability Options so they are no longer outstanding and of no further force and effect. On January 13, 2019, the Company granted a new option to the CEO to purchase 2,300,000 shares of Common Stock and a new option to the CFO to purchase 800,000 shares of Common Stock (the “2019 Options”). The 2019 Options: (i) have an exercise price equal to the fair market value of Common Stock on the date of grant which was $1.36 per share, (ii) do not contain a Net Cash Exercise provision, (iii) are granted pursuant to the terms and conditions of the Plan as amended by the Board of Directors on January 13, 2019, to include shares issuable upon exercise of the 2019 Options and other changes to the Plan so that the 2019 Options do not conflict with the Plan (the “Amended Plan”), (iv) vest and are exercisable in accordance with the vesting schedule related to the 2018 Liability Options; provided, however, that the 2019 Options are not exercisable unless and until the Company’s stockholders approve the Amended Plan to increase the authorized number of shares available for grant under the Plan as only 3,575 options were available for grant as of December 31, 2018, and (vi) are subject to and conditioned the 2019 Option Agreements with the optionees and the employment agreements with the optionees.

The above actions were unanimously approved by the disinterested members of the Board of Directors. The above actions are intended to eliminate the Company’s potential liability associated with the Net Cash Exercise Provision of the liability options, and to allow the stockholders of the Company the opportunity to vote on the Amended Plan, which includes shares issuable upon exercise of the 2019 Options.

 Warrant Exercises

In March 2019, the Company received approximately $11.3 million from exercises of warrants issued on May 30, 2018. As a result of the warrant exercises, the Company retired approximately 2.8 million warrants and issued approximately 2.8 million shares of common stock.

EXHIBIT INDEX

Incorporated by Reference Herein
Exhibit No.	Description	Form	Date

1.1	Form of Dealer-Manager Agreement	Amendment No. 1 to Registration Statement on Form S-1, as Exhibit 1.1	April 23, 2018

3.1	Amended and Restated Certificate of Incorporation of Atossa Genetics Inc.	Registration Statement on Form S-1, as Exhibit 3.2	June 11, 2012

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Atossa Genetics Inc.	Current Report on Form 8-K, as Exhibit 4.1	August 26, 2016

3.3	Bylaws of Atossa Genetics Inc.	Registration Statement on Form S-1, as Exhibit 3.4	June 11, 2012

3.4	Amendment to Bylaws of Atossa Genetics Inc.	Current Report on Form 8-K, as Exhibit 3.1	December 20, 2012

3.5	Certificate of Designation, Preferences, and Rights of Series A Junior Participating Preferred Stock of Atossa Genetics, Inc.	Current Report on Form 8-K, as Exhibit 3.1	May 22, 2014

3.6	Certificate of Designation of Preference, Rights and Limitations of Series A Convertible Preferred Stock	Current Report on Form 10Q, as Exhibit 3.1	May 11, 2017

3.7	Form of Certificate of Designation of Preference, Rights and Limitations of Series B Convertible Preferred Stock	Amendment No. 1 to Registration Statement on Form S-1, as Exhibit 4.1	April 23, 2018

4.1	Specimen common stock certificate	Registration Statement on Form S-1, as Exhibit 4.1	May 21, 2012

4.2	Form of Warrant from 2011 private placement	Registration Statement on Form S-1, as Exhibit 4.2	October 4, 2012

4.3	Form of Placement Agent Warrant from 2011 private placement	Registration Statement on Form S-1, as Exhibit 4.3	October 4, 2012

4.4	Form of Warrant dated September 30, 2012	Registration Statement on Form S-1, as Exhibit 4.4	October 4, 2012

4.5	Registration Rights Agreement , dated as of May 25, 2016 by and between the Company and Aspire Capital Fund, LLC.	Current Report on Form 8-K, as Exhibit 4.1	May 27, 2016

4.6	Form of Warrant Agreement from January 2014 Public Offering	Current Report on Form 8-K, as Exhibit 4.1	January 24, 2014

4.7	Form of Warrant issued to Dawson James Securities Inc. in January 2014	Current Report on Form 8-K, as Exhibit 4.2	January 24, 2014

4.8	Rights Agreement dated as of May 19, 2014, by and between the Company and VStock Transfer LLC, as rights agent, which includes as Exhibit B the Form of Rights Certificate	Current Report on Form 8-K, as Exhibit 4.1	May 22, 2014

4.9	Form of Common Stock Purchase Warrant A	Current Report on Form 8-K, as Exhibit 4.1	December 22, 2017

4.10	Form of Commons Stock Purchase Warrant B	Current Report on Form 8-K, as Exhibit 4.2	December 22, 2017

4.11	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Atossa Genetics Inc.	Current Report on Form 8-K, as Exhibit 4.1	April 23, 2018

4.12	Form of Warrant Agreement	Amendment No.1 to Registration Statement on Form S-1, as Exhibit 4.2	April 23, 2018

4.13	Form of Warrant Certificate	Amendment No. 1 to Registration Statement on Form S-1, as Exhibit 4.3	April 23, 2018

4.14	Form of Non-Transferable Subscription Rights Certificate	Amendment No. 1 to Registration Statement on Form S-1, as Exhibit 4.4	April 23, 2018

4.15	Form of 2019 Option Award Agreement	Current Report on Form 8K, as Exhibit 4.1	January 13, 2019

10.1	Restated and Amended Employment Agreement with Steven Quay	Registration Statement on Form S-1, as Exhibit 10.3	February 14, 2012

10.2	Form of Indemnification Agreement	Registration Statement on Form S-1, as Exhibit 10.5	May 21, 2012

10.3	Form of Incentive Stock Option Agreement	Registration Statement on Form S-1, as Exhibit 10.7	June 11, 2012

10.4	Form of Non-Qualified Stock Option Agreement for Employees	Registration Statement on Form S-1, as Exhibit 10.8	June 11, 2012

10.5	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors	Registration Statement on Form S-1, as Exhibit 10.9	June 11, 2012

10.6	Patent Assignment Agreement by and between the Company and Ensisheim Partners, LLC	Registration Statement on Form S-1, as Exhibit 10.12	April 6, 2012

10.7	Form of Restricted Stock Award Agreement	Registration Statement on Form S-1, as Exhibit 10.13	June 11, 2012

10.8	Amended and Restated Employment Agreement between the Company and Kyle Guse dated May 18, 2016	Current Report on Form 8-K, as Exhibit 10.1	May 20, 2016

10.9	Common Stock Purchase Agreement, between the Company and Aspire Capital Fund, LLC, dated as of November 11, 2015.	Quarterly Report on Form 10-Q, as Exhibit 10.1	November 12, 2015

10.10	Common Stock Purchase Agreement, between the Company and Aspire Capital Fund, LLC, dated as of May 25, 2016.	Current Report on Form 8-K, as Exhibit 10.1	May 27, 2016

10.11	Intellectual Property License Agreement between Atossa Genetics Inc. and Besins Healthcare Luxembourg SARL, dated May 14, 2015.	Current Report on Form 8-K, as Exhibit 10.1	May 18, 2015

10.12	Settlement and Termination of License Agreement between Besins Healthcare Luxembourg SARL and its Affiliates and Atossa Genetics, Inc. dated August 4, 2016.	Current Report on Form 8-K, as Exhibit 10.1	August 5, 2016

10.13	Stock Purchase Agreement by and among the Company, the National Reference Laboratory for Breast Health, Inc. and NRL Investment Group, LLC, dated December 16, 2015.	Current Report on Form 8-K, as Exhibit 10.1	December 16, 2015

10.14	2010 Stock Option and Incentive Plan, as amended January 13, 2019	Current Report on Form 8-K, as Exhibit 4.2	January 15, 2019

10.15	Placement agreement between Atossa Genetics Inc. and Maxim Corp. as representative of the Purchasers, dated December 20, 2017	Current Report on Form 8-K, as Exhibit 10.1	December 22, 2017

10.16	Securities Purchase agreement between Atossa Genetics Inc. and each purchaser	Current Report on Form 8-K, as Exhibit 10.2	December 22, 2017

22.1	List of Subsidiaries	Filed herewith

23.1	Consent of BDO USA LLP	Filed herewith

24.1	Powers of Attorney	Filed Herewith on the signature page

31.1	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of Steven C. Quay	Filed herewith

31.2	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of Kyle Guse	Filed herewith

32.1	Certification pursuant to 18 U.S.C. Section 1350 of Steven C. Quay	Filed herewith

32.2	Certification pursuant to 18 U.S.C. Section 1350 of Kyle Guse	Filed herewith

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

#	Indicates management contract or compensatory plan, contract or agreement.
††	Schedules and exhibits omitted pursuant to Item 601 of Regulation S-K.

SIGNATURES

Pursuant to the requirements Section 13 or 15(d) of the Securities Exchange Act of 1934, the issuer, a corporation organized and existing under the laws of the State of Delaware, has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in the City of Seattle, State of Washington, on the 28th day of March, 2019.

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

Signature	Office(s)	Date

/s/ Steven C. Quay	Chairman, Chief Executive	March 28, 2019
Steven C. Quay, M.D., Ph.D.	Officer and President
(Principal Executive Officer)

/s/ Kyle Guse	Chief Financial Officer, General Counsel and Secretary	March 28, 2019
Kyle Guse	(Principal Financial and
Accounting Officer)

/s/ Richard I. Steinhart	Director	March 28, 2019
Richard I. Steinhart

Shu-Chi Chen	Director	March 28, 2019
Shu-Chih Chen, Ph.D.

/s/ Gregory Weaver	Director	March 28, 2019
Gregory Weaver

/s/ Stephen J. Galli	Director	March 28, 2019
Stephen J. Galli, M.D.

/s/ H. Lawrence Remmel	Director	March 28, 2019
H. Lawrence Remmel