Form 10-Q
period 2019-03-31
ATOSSA GENETICS INC
filed 2019-05-13
CIK 1488039

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number: 001-35610

ATOSSA GENETICS INC.

(Exact name of registrant as specified in its charter)

Delaware	26-4753208
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

107 Spring Street	98104
Seattle, WA	(Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code: (206) 325-6086

Securities registered pursuance to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, $0.18 par value	ATOS	NASDAQ

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

The number of shares of the registrant’s common stock, $0.18 par value per share, outstanding at May 9, 2019, was 9,124,732.

ATOSSA GENETICS INC.

FORM 10-Q

QUARTERLY REPORT

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ATOSSA GENETICS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of March 31,
	2019	As of December 31,
Assets	(Unaudited)	2018
Current assets
Cash and cash equivalents	$19,568,247	$10,380,493
Restricted cash	110,000	110,000
Prepaid expenses	835,468	509,833
Research and development tax rebate receivable	237,856	518,098
Other current assets	27,957	30,942
Total current assets	20,779,528	11,549,366

Furniture and equipment, net	48,212	54,487
Intangible assets, net	91,667	99,375
Right-of-use asset	88,103
Other assets	17,218	17,218
Total Assets	$21,024,728	$11,720,446

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$463,970	$353,328
Accrued expenses	74,844	177,074
Payroll liabilities	891,758	935,070
Stock-based compensation liability		1,410,025
Lease liability	50,706
Other current liabilities	9,863	39,939
Total current liabilities	1,491,141	2,915,436
Long term liabilities
Lease liability long term	37,397
Total Liabilities	1,528,538	2,915,436

Commitments and contingencies (note 11)
Stockholders' equity
Preferred stock - $0.001 par value; 10,000,000 shares authorized; 702 and 2,379 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	1	2
Additional paid-in capital- Series B convertible preferred stock	701,999	2,378,997
Common stock - $0.18 par value; 175,000,000 shares authorized, and 9,122,171 and 5,846,552 shares issued and outstanding, as of March 31, 2019 and December 31, 2018, respectively	1,641,979	1,052,372
Additional paid-in capital	98,056,781	82,204,902
Accumulated deficit	(80,904,570)	(76,831,263)
Total Stockholders' Equity	19,496,190	8,805,010

Total Liabilities and Stockholders' Equity	$21,024,728	$11,720,446

The accompanying notes are an integral part of these condensed consolidated financial statements.

ATOSSA GENETICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31,
	2019	2018

Operating expenses
Research and development	$1,451,236	$470,976
General and administrative	2,613,093	1,403,465
Total operating expenses	4,064,329	1,874,441
Operating loss	(4,064,329)	(1,874,441)
Other income (expense)	(8,978)	59
Loss before income taxes	(4,073,307)	(1,874,382)
Income taxes
Net loss	$(4,073,307)	$(1,874,382)
Loss per common share - basic and diluted	$(0.62)	$(8.48)
Weighted average shares outstanding - basic and diluted	6,565,514	220,996

The accompanying notes are an integral part of these condensed consolidated financial statements.

ATOSSA GENETICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Series B Convertible Preferred Stock			Common Stock
	Shares	Amount	Additional Paid-in Capital	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
Balance at December 31, 2017		$	$	220,996	$477,342	$71,887,674	$(65,426,329)	$6,938,687
Amortization of commitment shares						(19,852)		(19,852)
Compensation cost for stock options granted						215,139		215,139
Net loss							(1,874,382)	(1,874,382)
Balance at March 31, 2018		$	$	220,996	$477,342	$72,082,961	$(67,300,711)	$5,259,592

	Series B Convertible Preferred Stock			Common Stock
	Shares	Amount	Additional Paid-in Capital	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
Balance at December 31, 2018	2,379	$2	$2,378,997	5,846,552	$1,052,372	$82,204,902	$(76,831,263)	$8,805,010
Issuance of common stock upon warrant exercise				2,799,188	503,854	10,832,856		11,336,710
Conversion of Series B convertible preferred stock to common stock	(1,677)	(1)	(1,676,998)	476,431	85,753	1,591,246
Reclassification of stock-based liability awards to equity upon cancellation						3,151,944		3,151,944
Compensation cost for stock options granted						275,833		275,833
Net loss							(4,073,307)	(4,073,307)
Balance at March 31, 2019	702	$1	$701,999	9,122,171	$1,641,979	$98,056,781	$(80,904,570)	$19,496,190

The accompanying notes are an integral part of these condensed consolidated financial statements.

ATOSSA GENETICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2019		2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss		$(4,073,307)	$(1,874,382)
Adjustments to reconcile net loss to net cash used in operating activities
Compensation cost for stock options granted		275,833	215,139
Depreciation and amortization		13,983	7,864
Change in fair value of stock-based compensation liability		1,741,919	-
Changes in operating assets and liabilities:
Prepaid expenses		(325,635)	(244,723)
Research and development tax rebate receivable		280,242	(37,595)
Other assets		2,985	51,512
Accounts payable		110,642	(166,554)
Payroll liabilities		(43,312)	(428,440)
Accrued expenses		(102,230)	82,508
Other current liabilities		(30,076)	7,789
Net cash used in operating activities		(2,148,956)	(2,386,882)

CASH FLOWS FROM INVESTING ACTIVITY
Purchase of furniture and equipment			(51,068)
Net cash used in investing activities			(51,068)

CASH FLOWS FROM FINANCING ACTIVITY
Proceeds from exercise of warrants		11,336,710
Net cash provided by financing activities		11,336,710

NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH		9,187,754	(2,437,950)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING BALANCE		10,490,493	7,272,469
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, ENDING BALANCE		$19,678,247	$4,834,519

SUPPLEMENTAL DISCLOSURES
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents		$19,568,247	$4,779,519
Restricted cash		110,000	55,000
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows		$19,678,247	$4,834,519

NONCASH INVESTING AND FINANCING ACTIVITIES
Reclassification of stock-based liability awards to equity upon cancellation		$3,151,944
Amortization of commitment shares	$		$19,852

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

NOTE 2: LIQUIDITY AND CAPITAL RESOURCES

The Company has incurred net losses and negative operating cash flows since inception. For the three months ended March 31, 2019, the Company recorded a net loss of approximately $4.1 million and used approximately $2.1 million of cash in operating activities. As of March 31, 2019, the Company had approximately $19.6 million in cash and cash equivalents and working capital of approximately $19.3 million. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and is currently expending funds in research and development activities that are expected to continue to require funding. Management believes the currently available funding will be sufficient to finance the Company’s operations for at least one year from the date of these Condensed Consolidated Financial Statements. However, the Company will likely require additional funding to continue its activities beyond that date. If adequate funds are not available, the Company may be required to reduce the scope, delay, or eliminate some or all of its planned commercial activities. The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from uncertainty related to the Company’s ability to continue as a going concern.

NOTE 3: SUMMARY OF ACCOUNTING POLICIES

Basis of Presentation:

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by GAAP for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K of the Company for the year ended December 31, 2018.

In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2019, are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

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

Recently Adopted Accounting Pronouncements:

In the first quarter of 2019, we adopted Accounting Standards Update (“ASU”) No. 2016-02, Lease Accounting Topic 842: ("Topic 842") and recognized on our Condensed Consolidated Balance Sheet $101,000 of lease liabilities with corresponding right-of-use assets for operating leases. The new lease standard requires a lessee to measure its operating lease liabilities at the present value of the remaining minimum lease payments with a discounted cash flow model using the interest rate implicit in the lease. If the implicit interest rate cannot be readily determined, the lessee must use its incremental borrowing rate (“IBR”). If the lessee does not have an IBR, the lessee must use a rate that approximates the rate of interest that the lessee would have to pay to borrow on a collateralized basis over a similar term in an amount equal to the lease payments in a similar economic environment. The implicit interest rate was readily determinable for our copier lease; however, we used an IBR to measure our adoption date operating lease liability related to our office space which rate represents our estimated borrowing rate on a secured loan collateralized by similar assets for a similar term. The adoption did not have an impact on the Condensed Consolidated Statements of Cash Flows. As permitted under the standard, we elected prospective application of the new guidance and prior periods continue to be presented in accordance with Accounting Standards Codification ("ASC") Topic 840. Refer to our 2018 Annual Report on Form 10-K for disclosures required by Topic 840. The new standard provides a number of optional practical expedients in transition. We elected the practical expedients to not reassess its prior conclusions about lease identification under the new standard, to not reassess lease classification, to not separate lease and non lease components and to not reassess initial direct costs. We did not elect the practical expedient allowing the use-of-hindsight which would require us to reassess the lease term of its leases based on all facts and circumstances through the effective date and did not elect the practical expedient pertaining to land easements as this is not applicable to our current contract portfolio. See Note 11, Commitments and Contingencies, of the notes to our unaudited condensed consolidated financial statements for additional discussion of our leases and the amounts recognized in these unaudited condensed consolidated financial statements.

On January 1, 2019, we adopted ASU 2018-08, Not-for-Profit Entities (Topic 958): Clarifying the Scope and the Accounting Guidance for Contributions Received and Contributions Made. This ASU affects not-for-profit entities and business entities that receive or make contributions of cash. The ASU clarifies and improves the scope and accounting guidance to assist entities in evaluating if those transactions should be accounted for as contributions under the scope of Topic 958 or as an exchange transaction subject to other guidance. The adoption did not have any impact on the financial statements.

Recent Accounting Pronouncements:

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, to improve the effectiveness of disclosures. The amendments remove, modify, and add certain disclosure requirements in Topic 820, “Fair Value Measurement.” The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. The amendments are effective for fiscal years beginning after December 15, 2019. Early adoption is permitted, including adoption in an interim period. Furthermore, an entity is permitted to early adopt any removed or modified disclosures upon issuance of the update and delay adoption of the additional disclosures until their effective date. We do not expect this amendment to have a material impact on our consolidated financial statements.

NOTE 4: PREPAID EXPENSES

Prepaid expenses consisted of the following:

	March 31,	December 31,
	2019	2018
Prepaid insurance	$234,875	$160,576
Prepaid research and development	392,894	218,090
Professional services	96,250	110,094
Financial exchange fees	58,685
Prepaid rent	17,100
Retainer and security deposits	14,218	16,718
Other	21,446	4,355
Total prepaid expenses	$835,468	$509,833

NOTE 5: RESEARCH AND DEVELOPMENT TAX REBATE RECEIVABLE

On May 23, 2017, Atossa formed a wholly-owned subsidiary in Australia called Atossa Genetics AUS Pty Ltd. The purpose of this subsidiary is to perform research and development activities (“R&D”) including our Phase 1 and Phase 2 Endoxifen clinical trials. Australia offers an R&D cash rebate of $0.435 per dollar spent on qualified R&D activities incurred in the country. For the three months ended March 31, 2019 and 2018, the Company incurred qualified R&D expenses of approximately $80,000 and $86,000, respectively. The Company recorded a rebate receivable of approximately $35,000 and $38,000 for the three months ended March 31, 2019 and 2018, respectively and a corresponding credit to R&D expenses. At March 31, 2019, we had a total R&D rebate receivable of approximately $238,000 that includes approximately $203,000 receivable remaining from the year ended December 31, 2018.

NOTE 6: PAYROLL LIABILITIES

Payroll liabilities consisted of the following:

	March 31, 2019	December 31, 2018
Accrued bonuses	$646,433	$697,995
Accrued vacation	162,619	160,740
Accrued payroll	82,706	76,335
Total payroll liabilities	$891,758	$935,070

NOTE 7: STOCKHOLDERS’ EQUITY

The Company is authorized to issue a total of 185,000,000 shares of stock consisting of 175,000,000 shares of common stock, par value $0.18 per share, and 10,000,000 shares of preferred stock, par value $0.001 per share. The Company has designated 750,000 shares of Series A junior participating preferred stock, par value $0.001 per share, 4,000 shares of Series A convertible preferred stock, par value $0.001 per share, and 25,000 shares of Series B convertible preferred stock, par value $0.001 per share, through the filings of certificates of designation with the Delaware Secretary of State. No shares of Series A junior participating preferred stock and no shares of Series A convertible preferred stock are issued and outstanding as of March 31, 2019.

2018 Subscription Rights Offering of Units Consisting of Series B Convertible Preferred Stock and Warrants

On May 30, 2018, the Company completed a rights offering pursuant to which the Company sold an aggregate of 13,624 units consisting of an aggregate of 13,624 shares of Series B convertible preferred stock and 3,869,216 warrants, with each warrant exercisable for one share of common stock at an exercise price of $4.05 per share (the “2018 Warrants”), resulting in net proceeds to the Company of approximately $12.3 million, after deducting expenses relating to the rights offering, including dealer-manager fees and expenses, and excluding any proceeds received upon exercise of any warrants.

Warrants

As of March 31, 2019, 1,070,028 warrants to purchase shares of common stock were outstanding. The warrants have an exercise price of $4.05 and expire on May 30, 2022.

For the three months ended March 31, 2019, the Company received approximately $11.3 million from exercises of the 2018 Warrants. As a result of the warrant exercises, the Company issued approximately 2.8 million warrants and issued approximately 2.8 million shares of common stock.

Conversion of Series B Convertible Preferred Stock

During the three months ended March 31, 2019, certain holders of the Series B convertible preferred stock exercised their conversion option and converted an aggregate of 1,677 shares into 476,431 shares of the Company's common stock based on the conversion ratio of approximately 284 shares of common stock for each share of Series B convertible preferred stock.

NOTE 8: NET LOSS PER SHARE

The Company accounts for and discloses net loss per common share in accordance with ASC Topic 260, Earnings Per Share. Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding. In addition, in computing the dilutive effect of convertible securities, the numerator is adjusted to add back any convertible preferred dividends. Diluted net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares that would have been outstanding during the period assuming the issuance of common shares for all potential dilutive common shares outstanding. Potential common shares consist of potential future exercises of outstanding stock options and common stock warrants. Because the inclusion of potential common shares would be anti-dilutive for all periods presented they have been excluded from the calculation.

The following table summarizes the Company’s calculation of net loss per common share:

	Three Months Ended March 31,
	2019	2018
Numerator
Net loss attributable to common shareholders	$(4,073,307)	$(1,874,382)
Denominator
Weighted average common shares outstanding used to compute net loss per share, basic and diluted	6,565,514	220,996
Net loss per share of common stock, basic and diluted:	$(0.62)	$(8.48)

The following table sets forth the number of potential common shares excluded from the calculation of net loss per diluted share for the three months ended March 31, 2019 and 2018 because including them would be anti-dilutive:

	Three Months Ended March 31,
	2019	2018
Options to purchase common stock	783,383	14,473
Series B convertible preferred stock	458,994
Warrants to purchase common stock	3,369,468	76,235
	4,611,845	90,708

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

As a result of the Company’s cumulative losses, management has concluded that a full valuation allowance against the Company’s net deferred tax assets is appropriate. No income tax liabilities existed as of March 31, 2019 and December 31, 2018, due to the Company’s continuing operating losses.

NOTE 10: CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At March 31, 2019 and December 31, 2018, the Company had $18,925,000 and $10,052,000 in excess of the FDIC insured limit, respectively.

NOTE 11: COMMITMENTS AND CONTINGENCIES

Lease Commitments

As discussed in Note 3, we adopted the requirements of ASU No. 2016-02, Lease Accounting: Topic 842, and all related amendments on January 1, 2019. Prior to January 1, 2019, we accounted for leases in accordance with ASC Topic 840, Leases. In accordance with Topic 842, we evaluate all contractual agreements at inception to determine if they contain a lease. We measure lease liabilities at present value of lease payments not yet paid, using a discounted cash flow model that requires the use of a discount rate, or incremental borrowing rate.

Our operating lease assets consist of an office lease and a copier system lease. Our office lease expires in August of 2020 and our copier system lease expires in October of 2021. None of our leases contain options to extend. Total operating lease expense for the three months ended March 31, 2019, was approximately $12,900 and variable lease payments of taxes and insurance were immaterial.  As of March 31, 2019, the weighted average remaining lease term was approximately 1.7 years and the weighted average discount rate of our operating leases was 12%.

 As of March 31, 2019, the future minimum lease payments are approximately $44,000, $44,000 and $12,000 for 2019, 2020 and 2021, respectively. These payments are reported in the condensed consolidated balance sheets at March 31, 2019, net of approximately $12,000 of imputed interest. The cash paid for amounts included in the measurement of operating lease liabilities for the three months ended March 31, 2019 was approximately $14,600.

Litigation and Contingencies

 We are subject to legal proceedings and claims that arise in the normal course of business. We believe these matters are either without merit or of a kind that should not have a material effect, individually or in the aggregate, on our financial position, results of operations or cash flows.

NOTE 12: STOCK BASED COMPENSATION

Stock Option and Incentive Plan

On September 28, 2010, the Board of Directors approved the adoption of the 2010 Stock Option and Incentive Plan the (“2010 Plan”) to provide for the grant of equity-based awards to employees, officers, non-employee directors and other key persons providing services to the Company. Awards of incentive options may be granted under the 2010 Plan until September 2020. No other awards may be granted under the 2010 Plan after the date that is 10 years from the date of stockholder approval. An aggregate of 5,556 shares were initially reserved for issuance in connection with awards granted under the 2010 Plan and on May 18, 2016, an additional 11,111 shares were reserved for issuance under the 2010 Plan. On May 9, 2018, the stockholders approved an additional 125,000 shares for issuance under the 2010 Plan. On April 12, 2018, the stockholders approved an additional 500,000 shares for issuance under the 2010 Plan.

The following table presents the automatic additions to the 2010 Plan since inception pursuant to the “evergreen” terms of the 2010 Plan:

January 1,	Number of shares
2012	2,502
2013	2,871
2014	4,128
2015	5,463
2016	7,257
2017	12,623
2018	106,076
2019	233,862
Total additional shares	374,782

The Company did not grant options to purchase shares of common stock during the three months ended March 31, 2019 or 2018. No options were exercised during the three months ended March 31, 2019 or 2018. There are 236,430 shares available for grant under the 2010 Plan as of March 31, 2019.

Compensation costs associated with the Company’s stock options are recognized, based on the grant-date fair values of these options, over the requisite service period, or vesting period. Accordingly, the Company recognized stock-based compensation expense of $275,833 and $215,139 for the three months ended March 31, 2019 and 2018, respectively (excluding the liability options discussed below).

	Three Months Ended March 31,
	2019	2018
General and administrative	$224,676	$166,701
Research and development	51,157	48,438
Total stock compensation Expense	$275,833	$215,139

Options issued and outstanding as of March 31, 2019, under the 2010 Plan and their activities during the three months then ended are as follows:

	Number of Underlying Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Contractual Life Remaining in Years	Aggregate Intrinsic Value
Outstanding as of January 1, 2019	783,383	$12.14
Granted
Forfeited
Expired
Outstanding as of March 31, 2019	783,383	12.14	8.92	$695,400
Exercisable as of March 31, 2019	434,515	19.38	8.84	$374,063
Vested and expected to vest	783,383	$12.14	8.92	$695,400

At March 31, 2019, there were 348,868 unvested options outstanding and the related unrecognized total compensation cost associated with these options was approximately $876,533. This expense is expected to be recognized over a weighted-average period of 1.40 years.

2018 Liability Options

On June 27, 2018, the Company granted 2,300,000 options to the Chief Executive Officer (CEO) and 700,000 to the Chief Financial Officer (CFO) (the "Liability Options"). Each option was exercisable for an equivalent number of shares of Company's common stock. The Liability Options were granted pursuant to an option award agreement and were granted outside the Company’s 2010 Plan; however, they were subject to the terms and conditions of the 2010 Plan. On January 13, 2019, the Liability Options were canceled.

The Liability Options were exercisable for shares of common stock at an exercise price of $2.38 per share, which was the fair value on the date of grant. The options had an exercise period of ten years from their date of issuance. If at the time the options were exercised the Company could not deliver shares of common stock to the optionee including, for example, if there were insufficient shares available under the Plan at the time of exercise, then in lieu of the optionee paying the exercise price and the Company issuing shares of stock, the option only would be exercised on a cash “net basis” so that the Company would pay cash in an amount equal to the excess of the fair value of the common stock over the option exercise price. If there were not sufficient shares available under the Plan, the Company would have been obligated to settle these options in cash if they were exercised. Because these options contained provisions that would require the Company to settle the options in cash in an event outside the Company’s control, they were accounted for as liabilities.

The Liability Options were subject to vesting requirements. Twenty-five percent of the options were vested as of the grant date, 50% of the options would have vested quarterly over two years, and the remaining 25% would have vested upon achievement of certain milestones related to clinical trial progress. As of January 13, 2019, all of the Liability Options that vested upon achievement of clinical trial milestones were vested. On January 13, 2019, the Liability Options were cancelled and at the time of cancellation, there were 1,125,000 unvested Liability Options outstanding.

Compensation costs associated with the Liability Options were initially recognized, based on the grant-date fair values of these options, over the requisite or vesting period for time-based options or when it is probable the performance criteria were achieved for options that vest based on performance. Compensation cost was remeasured each period based on the market value of our underlying stock until award vesting or settlement.

At the time of cancellation, the fair value of Liability Options at January 13, 2019, was calculated using the Black-Scholes option-pricing model applying the following assumptions:

January 13,
2019

Risk free interest rate	2.53%
Expected term (in years)	4.50-5.00
Stock price	$1.36
Dividend yield	%
Expected volatility	121.0-123.0%

As a result of the cancellation, the Company recognized all remaining unrecognized compensation expense related to these options of $1,741,919, which was included in the following captions in the condensed consolidated statements of operations:

Period Ended March 31, 2019

General and administrative	$1,074,183
Research and development	667,736
Total stock compensation expense	$1,741,919

Also on January 13, 2019, at the same time the Liability Options were cancelled, the Company awarded a new option to the CEO to purchase 2,300,000 shares of Common Stock and a new option to the CFO to purchase 800,000 shares of common stock (the “2019 Options”). The 2019 Options: (i) have an exercise price equal to the fair market value of Common Stock on the date of board of director approval which was $1.36 per share, (ii) do not contain a net cash exercise provision, (iii) are awarded pursuant to the terms and conditions of the 2010 Plan as amended by the Board of Directors on January 13, 2019, to include shares issuable upon exercise of the 2019 Options and other changes to the 2010 Plan so that the 2019 Options do not conflict with the 2010 Plan (the “Amended Plan”), (iv) vest and are exercisable in accordance with the vesting schedule related to the 2018 Liability Options; provided, however, that the 2019 Options are not exercisable unless and until the Company’s stockholders approve the Amended Plan to increase the authorized number of shares available for grant under the Plan and (vi) are subject to and conditioned upon the 2019 Option Agreements with the optionees and the employment agreements with the optionees.

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

Accounting treatment

Awards offered under a plan that are subject to shareholder approval are not considered granted under GAAP until the approval is obtained, unless such approval is essentially a formality (or perfunctory). For example, if management and board members control sufficient votes to approve the plan, the vote may be considered perfunctory. As management and the Company’s Board of Directors do not control enough votes to approve the 2019 Options, the 2019 Options are not deemed granted under ASC 718. Cancellation of an award that is not accompanied by the concurrent grant are accounted for as a repurchase for no consideration. Accordingly, any previously unrecognized compensation cost is recognized at the cancellation date. On January 13, 2019, as noted above, the Company recognized $1,741,919 of unrecognized compensation cost related to the 2018 Liability Options. Additionally, the fair value of the stock-based compensation liability of $3,151,944 was reclassified to additional-paid in capital on the cancellation date. If shareholder approval is obtained and a grant date is established for the 2019 Options, the Company will measure and record them as a new grant under ASC 718.

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

●

our ability to successfully initiate and complete clinical trials of our pharmaceutical candidates under development, including our oral and topical Endoxifen (an active metabolite of Tamoxifen) and our intraductal technologies to administer therapeutics, including our study using fulvestrant;

●

the success, cost and timing of our product and drug development activities and clinical trials, including whether the ongoing clinical study using our intraductal technologies to administer fulvestrant and our study using our oral Endoxifen in the window of opportunity prior to surgery will enroll a sufficient number of subjects or be completed in a timely fashion or at all;

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

Company Overview

We are a clinical-stage biopharmaceutical company focused on developing novel, proprietary therapeutics and delivery methods for the treatment of breast cancer and other breast conditions. Our lead program is the development of Endoxifen, which is an active metabolite of tamoxifen, an FDA-approved drug to treat and prevent breast cancer. We are developing an oral and topical form of Endoxifen. Our Endoxifen is being developed to potentially treat a number of conditions, including: mammographic breast density (or, MBD); breast cancer in the “window of opportunity” between diagnosis of breast cancer and surgery; gynecomastia, which is male breast enlargement; and the recurrence of breast cancer in patients who do not benefit from taking tamoxifen meaning that they are “refractory” to tamoxifen. We are also developing our patented intraductal delivery technology to potentially target the delivery of therapies, including fulvestrant, immunotherapies and Chimeric Antigen Receptor T-cell therapies (CAR-T therapies), directly to the site of breast cancer.

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

We are currently conducting two Phase 2 studies of our proprietary Endoxifen: one in Stockholm, Sweden using our topical Endoxifen for reduction of MBD and another in Australia using our oral Endoxifen for patients in the window of opportunity between diagnosis of breast cancer and surgery. In October 2018, the MBD study in Sweden was fully-enrolled with all 90 participants:  60 participants on two different dose levels and 30 participants on placebo. Dosing in this study was completed in April 2019 and we expect to report preliminary results in the second quarter 2019.

In December 2018, we began providing our oral Endoxifen to a pre-menopausal, estrogen-receptor positive (ER+), lacking CYP2D6 function, breast cancer patient under an FDA-approved "expanded access" program. The purpose of this therapeutic approach was to reduce activity of the cancer cells prior to surgery. The patient received daily doses of our oral Endoxifen for approximately three weeks prior to surgery. There were no safety or tolerability issues and her surgery was successfully completed. The cancer cell biological activity was reduced, based on the estrogen receptor activity of the tumor cells and a 50% reduction in Ki-67. The FDA has also approved use of our Endoxifen for this patient following her surgery, under the FDA expanded access IND program, the use of our proprietary oral Endoxifen is restricted solely to this patient.

We are currently conducting a Phase 2 study at Montefiore Medical Center, Bronx, New York, using our intraductal technology to deliver fulvestrant directly to the site of the tumor via the breast ducts. Our program to use our intraductal technology to deliver CAR-T and other immunotherapies is in the pre-clinical phase.

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

Significant changes to our accounting policies as a result of adopting ASC Topic 842 are discussed in Note 11 of the notes to our unaudited condensed consolidated financial statements. There were no other changes in our significant accounting policies and estimates during the three months ended March 31, 2019, from those set forth in “Note 3, Summary of Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2018. We believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating our reported financial results and affect the more significant judgments and estimates that we use in the preparation of our financial statements.

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

Results of Operations

Comparison of the three months ended March 31, 2019 and 2018

Revenue and Cost of Revenue: For the three months ended March 31, 2019 and 2018, we have no source of sustainable revenue and no associated cost of revenue.

Operating Expenses: Total operating expenses were approximately $4,064,000 for the three months ended March 31, 2019, which is an increase of approximately $2,190,000 or 117%, from the three months ended March 31, 2018. Operating expenses for 2019 consisted of research and development (R&D) expenses of approximately $1,451,000 and general and administrative (G&A) expenses of approximately $2,613,000. Operating expenses for 2018 consisted of R&D expenses of approximately $471,000, and G&A expenses of approximately $1,403,000.

Research and Development Expenses: R&D expenses for the three months ended March 31, 2019, were approximately $1,451,000, an increase of approximately $980,000 or 208% from total R&D expenses for the three months ended March 31, 2018 of approximately $471,000. The increase in R&D expense is attributed to salaries, stock-based compensation, and clinical trial expenses associated with our Endoxifen program. Stock-based compensation expense increased approximately $668,000 in 2019 resulting from the cancellation of stock options. There were no Liability Option cancellations in the comparable period in 2018. We expect our R&D expenses to increase throughout 2019 as we commence additional Phase 2 clinical studies of Endoxifen, continue the clinical trial of Fulvestrant administered via our intraductal technology and continue the development of other indications and therapeutics, including CAR-T and immunotherapies administered via our intraductal technologies.

General and Administrative Expenses: G&A expenses were approximately $2,613,000 for the three months ended March 31, 2019, an increase of approximately $1,210,000, or 86% from the total G&A expenses for the three months ended March 31, 2018, of approximately $1,403,000. G&A expenses consist primarily of personnel and related benefit costs, facilities, professional services, insurance, and public company related expenses. The increase in G&A expenses for the quarter ended March 31, 2019, is mainly attributed to an increase in stock-based compensation expense due to the cancellation of the 2018 Liability Options of approximately $1,074,000, payroll expenses resulting from salary increases, and increased legal and professional consulting expenses over the prior year.

Income taxes: We have incurred net operating losses from inception; we did not record an income tax benefit for our incurred losses for the three months ended March 31, 2019 and 2018, due to uncertainty regarding utilization of our net operating carryforwards and due to our history of losses.

Liquidity and Capital Resources

The Company has incurred net losses and negative operating cash flows since inception. For the three months ended March 31, 2019, the Company recorded a net loss of approximately $4.1 million and used approximately $2.1 million of cash in operating activities. As of March 31, 2019, the Company had approximately $19.6 million in cash and cash equivalents and working capital of approximately $19.3 million. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and is currently expending funds in research and development activities that are expected to continue to require funding. Management believes the currently available funding will be sufficient to finance the Company’s operations for at least one year from the date of these Condensed Consolidated Financial Statements. However, the Company will likely require additional funding to continue its activities beyond that date. If adequate funds are not available, the Company may be required to reduce the scope, delay, or eliminate some or all of its planned commercial activities. The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from uncertainty related to the Company’s ability to continue as a going concern.

Cash Flows

As of March 31, 2019, we had cash, cash equivalents and restricted cash of approximately $19.7 million.

Net Cash Flows from Operating Activities: Net cash used in operating activities was approximately $2,149,000 for the three months ended March 31, 2019, a decrease of approximately $238,000, or 10%, compared to net cash used in operating activities for the three months ended March 31, 2018 of approximately $2,387,000. The decrease in the 2019 period as compared to 2018 resulted primarily from decreased spending on R&D activities.

Net Cash Flows from Financing Activities: Net cash provided by financing activities was approximately $11,337,000 for the three months ended March 31, 2019, which represents proceeds from the exercise of warrants issued in the May 2018 financing. There were no comparable warrant exercises or financing activities for the three months ended March 31, 2018.

Funding Requirements

We expect to incur ongoing operating losses for the foreseeable future as we continue to develop our planned therapeutic programs including related clinical studies and other programs in the pipeline. We expect that our current available funding will be sufficient to fund our planned operations for at least the next 12 to 18 months from the date of this report. If we meet certain requirements, we may sell securities that are registered on our Form S-3 registration statement, and by raising capital through sales of securities to third parties and existing stockholders. If we are unable to raise additional capital when needed, however, we could be forced to curtail or cease operations. Our future capital uses and requirements will depend on the time and expenses needed to begin and continue clinical trials for our new drug developments.

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

Recently Adopted Accounting Pronouncements:

In the first quarter of 2019, we adopted Accounting Standards Update (“ASU”) No. 2016-02, Lease Accounting Topic 842: ("Topic 842") and recognized on our Condensed Consolidated Balance Sheet $101,000 of lease liabilities with corresponding right-of-use assets for operating leases. The new lease standard requires a lessee to measure its operating lease liabilities at the present value of the remaining minimum lease payments with a discounted cash flow model using the interest rate implicit in the lease. If the implicit interest rate cannot be readily determined, the lessee must use its incremental borrowing rate (“IBR”). If the lessee does not have an IBR, the lessee must use a rate that approximates the rate of interest that the lessee would have to pay to borrow on a collateralized basis over a similar term in an amount equal to the lease payments in a similar economic environment. The implicit interest rate was readily determinable for our copier lease; however, we used an IBR to measure our adoption date operating lease liability related to our office space which rate represents our estimated borrowing rate on a secured loan collateralized by similar assets for a similar term. The adoption did not have an impact on the Condensed Consolidated Statements of Cash Flows. As permitted under the standard, we elected prospective application of the new guidance and prior periods continue to be presented in accordance with Accounting Standards Codification ("ASC") Topic 840. Refer to our 2018 Annual Report on Form 10-K for disclosures required by Topic 840. The new standard provides a number of optional practical expedients in transition. We elected the practical expedients to not reassess its prior conclusions about lease identification under the new standard, to not reassess lease classification, to not separate lease and non lease components and to not reassess initial direct costs. We did not elect the practical expedient allowing the use-of-hindsight which would require us to reassess the lease term of its leases based on all facts and circumstances through the effective date and did not elect the practical expedient pertaining to land easements as this is not applicable to our current contract portfolio. See Note 11, Commitments and Contingencies, of the notes to our unaudited condensed consolidated financial statements for additional discussion of our leases and the amounts recognized in these unaudited condensed consolidated financial statements.

On January 1, 2019, we adopted ASU 2018-08, Not-for-Profit Entities (Topic 958): Clarifying the Scope and the Accounting Guidance for Contributions Received and Contributions Made. This ASU affects not-for-profit entities and business entities that receive or make contributions of cash. The ASU clarifies and improves the scope and accounting guidance to assist entities in evaluating if those transactions should be accounted for as contributions under the scope of Topic 958 or as an exchange transaction subject to other guidance. The adoption did not have any impact on the financial statements.

Recent Accounting Pronouncements:

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, to improve the effectiveness of disclosures. The amendments remove, modify, and add certain disclosure requirements in Topic 820, “Fair Value Measurement.” The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. The amendments are effective for fiscal years beginning after December 15, 2019. Early adoption is permitted, including adoption in an interim period. Furthermore, an entity is permitted to early adopt any removed or modified disclosures upon issuance of the update and delay adoption of the additional disclosures until their effective date. We do not expect this amendment to have a material impact on our consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer concluded that, as of March 31, 2019, the Company’s disclosure controls and procedures were not effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2019, that has materially affected, or is reasonably likely to materially affect our disclosure controls and procedures

For the quarter ended June 30, 2018, we identified a material weakness in the internal controls over the calculation of the deemed dividend on Series B convertible preferred stock (the “deemed dividend”) for the three and six months June 30, 2018. Because of this error, an incorrect deemed dividend was included in net loss applicable to common stockholders which caused an incorrect calculation of loss per common share, basic and diluted. Management misinterpreted the technical guidance contained in ASC 470- Debt in calculating the deemed dividend. An appropriately detailed knowledge of ASC 470 -Debt was not present to prevent or detect this error. We incorrectly stated the amount of the deemed dividend as $4,782,100, rather than $11,479,308, for the three and six months ended June 30, 2018. We also incorrectly stated the loss per common share - basic and diluted, for the three and six months ended June 30, 2018 as $(2.90) and $(3.77) respectively, rather than the correct amount of $(5.08) and $(6.11), respectively. The condensed consolidated financial statements for the three and six months period ended June 30, 3018 were restated to correct the error.

Management’s remediation plan is to enhance the procedures performed to independently review technical accounting memorandums for accuracy and completeness including when appropriate with an outside independent accounting firm in future periods.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Litigation and Contingencies

We are subject to legal proceedings and claims that arise in the normal course of business. We believe these matters are either without merit or of a kind that should not have a material effect, individually or in the aggregate, on our financial position, results of operations or cash flows.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors described in our Annual Report on Form 10-K, as filed with the SEC on March 25, 2019.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

(a)	Exhibits

Incorporated by Reference Herein
Exhibit No.	Description	Form	Date

4.1	Form of 2019 Option Award Agreement	Current Report on Form 8-K, as Exhibit 4.1	January 15, 2019
4.2	2010 Stock Option and Incentive Plan, as amended January 13, 2019	Current Report on Form 8K, as Exhibit 4.2	January 15, 2019
31.1	Certification pursuant to Rule 13a-14(a) under the securities Exchange Act of 1934 of Steven C. Quay	Filed herewith
31.2	Certification pursuant to Rule 13a-14(a) under the securities Exchange Act of 1934 of Kyle Guse	Filed herewith
32.1	Certification pursuant to 18 U.S.C. Section 1350 of Steven C. Quay	Filed herewith
32.2	Certification pursuant to 18 U.S.C. Section 1350 of Kyle Guse	Filed herewith

101	Interactive Data Files pursuant to Rule 405 of Regulation S-T	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 13, 2019

/s/ Steven C. Quay
President and Chief Executive Officer
(On behalf of the Registrant)

/s/ Kyle Guse
Kyle Guse
Chief Financial Officer, General Counsel and Secretary
(As Principal Financial and Accounting Officer)