Form 10-Q
period 2019-06-30
ATOSSA GENETICS INC
filed 2019-08-13
CIK 1488039

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

The number of shares of the registrant’s common stock, $0.18 par value per share, outstanding at August 9, 2019, was 9,129,563.

ATOSSA GENETICS INC.

FORM 10-Q

QUARTERLY REPORT

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ATOSSA GENETICS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of June 30,
	2019	As of December 31,
Assets	(Unaudited)	2018
Current assets
Cash and cash equivalents	$17,058,527	$10,380,493
Restricted cash	110,000	110,000
Prepaid expenses	813,168	509,833
Research and development tax rebate receivable	406,306	518,098
Other current assets	140	30,942
Total current assets	18,388,141	11,549,366

Furniture and equipment, net	44,174	54,487
Intangible assets, net	83,958	99,375
Right-of-use asset	75,822	-
Other assets	17,218	17,218
Total Assets	$18,609,313	$11,720,446

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$318,266	$353,328
Accrued expenses	53,485	177,074
Payroll liabilities	589,445	935,070
Stock-based compensation liability	-	1,410,025
Lease liability	51,795	-
Other current liabilities	19,838	39,939
Total current liabilities	1,032,829	2,915,436
Long term liabilities
Lease liability long term	24,027	-
Total Liabilities	1,056,856	2,915,436

Commitments and contingencies (note 11)

Stockholders' equity
Preferred stock - $0.001 par value; 10,000,000 shares authorized; 676 and 2,379 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	1	2
Additional paid-in capital- Series B convertible preferred stock	675,999	2,378,997
Common stock - $0.18 par value; 175,000,000 shares authorized, and 9,129,563 and 5,846,552 shares issued and outstanding, as of June 30, 2019 and December 31, 2018, respectively	1,643,309	1,052,372
Additional paid-in capital	103,400,247	82,204,902
Accumulated deficit	(88,167,099)	(76,831,263)
Total Stockholders' Equity	17,552,457	8,805,010

Total Liabilities and Stockholders' Equity	$18,609,313	$11,720,446

The accompanying notes are an integral part of these condensed consolidated financial statements.

ATOSSA GENETICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
		2018		2018
	2019	(as restated)	2019	(as restated)

Operating expenses
Research and development	$2,611,948	$1,467,736	$4,063,184	$1,938,712
General and administrative	4,674,121	2,674,920	7,287,214	4,078,385
Total operating expenses	7,286,069	4,142,656	11,350,398	6,017,097
Operating loss	(7,286,069)	(4,142,656)	(11,350,398)	(6,017,097)
Other income	23,540	79	14,562	138
Loss before income taxes	(7,262,529)	(4,142,577)	(11,335,836)	(6,016,959)
Income taxes	-	-	-	-
Net loss	$(7,262,529)	$(4,142,577)	$(11,335,836)	$(6,016,959)
Deemed dividends attributable to preferred stock	-	(11,479,308)	-	(11,479,308)
Net loss applicable to common shareholders	$(7,262,529)	$(15,621,885)	$(11,335,836)	$(17,496,267)
Loss per common share - basic and diluted	$(0.80)	$(5.08)	$(1.44)	$(6.11)
Weighted average shares outstanding - basic and diluted	9,126,153	3,073,803	7,852,907	2,864,033

The accompanying notes are an integral part of these condensed consolidated financial statements.

ATOSSA GENETICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Series B Convertible Preferred Stock			Common Stock
			Additional			Additional		Total
			Paid-in Capital			Paid-in Capital	Accumulated	Stockholders'
	Shares	Amount	(as restated)	Shares	Amount	(as restated)	Deficit	Equity
Balance at December 31, 2017	-	$-	$-	2,651,952	$477,342	$71,887,674	$(65,426,329)	$6,938,687
Amortization of commitment shares	-	-	-	-	-	(19,852)	-	(19,852)
Compensation cost for stock options granted	-	-	-	-	-	215,139	-	215,139
Net loss	-	-	-	-	-	-	(1,874,382)	(1,874,382)
Balance at March 31, 2018	-	$-	$-	2,651,952	$477,342	$72,082,961	$(67,300,711)	$5,259,592
Issuance of Series B convertible preferred stock and warrants, net of issuance costs of $1,333,449	13,624	14	6,926,778	-	-	5,363,759	-	12,290,551
Allocation of Series B convertible preferred stock to beneficial conversion feature	-	-	(4,782,100)	-	-	4,782,100	-	-
Deemed dividend on Series B convertible preferred stock	-	-	11,479,308	-	-	(11,479,308)	-	-
Conversion of Series B convertible preferred stock to common stock	(7,822)	(8)	(7,821,992)	2,222,147	399,987	7,422,013	-	-
Amortization of commitment shares	-	-	-	-	-	(19,851)	-	(19,851)
Compensation cost for stock options granted	-	-	-	-	-	179,050	-	179,050
Net loss	-	-	-	-	-	-	(4,142,577)	(4,142,577)
Balance at June 30, 2018	5,802	$6	$5,801,994	4,874,099	$877,329	$78,330,724	$(71,443,288)	$13,566,765

	Series B Convertible Preferred Stock			Common Stock				Total
			Additional			Additional	Accumulated	Stockholders'
	Shares	Amount	Paid-in Capital	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance at December 31, 2018	2,379	$2	$2,378,997	5,846,552	$1,052,372	$82,204,902	$(76,831,263)	$8,805,010
Issuance of common stock upon warrant exercise	-	-	-	2,799,188	503,854	10,832,856	-	11,336,710
Conversion of Series B convertible preferred stock to common stock	(1,677)	(1)	(1,676,998)	476,431	85,753	1,591,246	-	-
Compensation cost for stock options granted	-	-	-	-	-	275,833	-	275,833
Reclassification of stock-based compensation liability upon option cancellation	-	-	-	-	-	3,151,944	-	3,151,944
Net loss	-	-	-	-	-	-	(4,073,307)	(4,073,307)
Balance at March 31, 2019	702	$1	$701,999	9,122,171	$1,641,979	$98,056,781	$(80,904,570)	$19,496,190
Conversion of Series B convertible preferred stock to common stock	(26)	-	(26,000)	7,392	1,330	24,670	-	-
Compensation cost for stock options granted	-	-	-	-	-	5,318,796	-	5,318,796
Net loss	-	-	-	-	-	-	(7,262,529)	(7,262,529)
Balance at June 30, 2019	676	$1	$675,999	9,129,563	$1,643,309	$103,400,247	$(88,167,099)	$17,552,457

The accompanying notes are an integral part of these condensed consolidated financial statements.

ATOSSA GENETICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(11,335,836)	$(6,016,959)
Adjustments to reconcile net loss to net cash used in operating activities
Compensation cost for stock options granted	5,594,629	394,189
Disposal of assets	5,806	-
Depreciation and amortization	27,549	17,838
Change in fair value of stock-based compensation liability	1,741,919	1,557,163
Changes in operating assets and liabilities:
Prepaid expenses	(303,335)	(189,445)
Research and development tax rebate receivable	111,792	(267,734)
Other assets	30,802	56,644
Accounts payable	(35,062)	(143,684)
Payroll liabilities	(345,625)	167,790
Accrued expenses	(123,589)	196,608
Other current liabilities	(20,101)	7,797
Net cash used in operating activities	(4,651,051)	(4,219,793)

CASH FLOWS FROM INVESTING ACTIVITY
Purchase of furniture and equipment	(7,625)	(51,491)
Net cash used in investing activities	(7,625)	(51,491)

CASH FLOWS FROM FINANCING ACTIVITY

Proceeds from issuance of Series B convertible preferred stock and warrants, net of issuance costs	-	12,290,551
Proceeds from exercise of warrants	11,336,710	-
Net cash provided by financing activities	11,336,710	12,290,551

NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	6,678,034	8,019,267
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING BALANCE	10,490,493	7,272,469
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, ENDING BALANCE	$17,168,527	$15,291,736

SUPPLEMENTAL DISCLOSURES
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$17,058,527	$15,236,736
Restricted cash	110,000	55,000
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$17,168,527	$15,291,736

NONCASH INVESTING AND FINANCING ACTIVITIES
Reclassification of stock-based liability awards to equity upon cancellation	$3,151,944	$-
Amortization of commitment shares	$-	$39,703

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

NOTE 2: LIQUIDITY AND CAPITAL RESOURCES

The Company has incurred net losses and negative operating cash flows since inception. For the six months ended June 30, 2019, the Company recorded a net loss of approximately $11.3 million and used approximately $4.7 million of cash in operating activities. As of June 30, 2019, the Company had approximately $17.1 million in cash and cash equivalents and working capital of approximately $17.4 million. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and is currently expending funds in research and development activities that are expected to continue to require funding. Management believes the currently available funding will be sufficient to finance the Company’s operations for at least one year from the date of these condensed consolidated financial statements. However, the Company will likely require additional funding to continue its activities beyond that date. If adequate funds are not available, the Company may be required to reduce the scope, delay, or eliminate some or all of its planned commercial activities. The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from uncertainty related to the Company’s ability to continue as a going concern.

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

In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2019, are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

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

Recently Adopted Accounting Pronouncements:

In the first quarter of 2019, we adopted Accounting Standards Update (“ASU”) No. 2016-02, Lease Accounting Topic 842: ("Topic 842") and recognized on our Condensed Consolidated Balance Sheet $101,000 of lease liabilities with corresponding right-of-use assets for operating leases. The new lease standard requires a lessee to measure its operating lease liabilities at the present value of the remaining minimum lease payments with a discounted cash flow model using the interest rate implicit in the lease. If the implicit interest rate cannot be readily determined, the lessee must use its incremental borrowing rate (“IBR”). If the lessee does not have an IBR, the lessee must use a rate that approximates the rate of interest that the lessee would have to pay to borrow on a collateralized basis over a similar term in an amount equal to the lease payments in a similar economic environment. The implicit interest rate was readily determinable for our copier lease; however, we used an IBR to measure our adoption date operating lease liability related to our office space which rate represents our estimated borrowing rate on a secured loan collateralized by similar assets for a similar term. The adoption did not have a material impact on the Company's consolidated financial statements. As permitted under the standard, we elected prospective application of the new guidance and prior periods continue to be presented in accordance with Accounting Standards Codification ("ASC") Topic 840. Refer to our 2018 Annual Report on Form 10-K for disclosures required by Topic 840. The new standard provides a number of optional practical expedients in transition. We elected the practical expedients to not reassess its prior conclusions about lease identification under the new standard, to not reassess lease classification, to not separate lease and non lease components and to not reassess initial direct costs. We did not elect the practical expedient allowing the use-of-hindsight which would require us to reassess the lease term of its leases based on all facts and circumstances through the effective date and did not elect the practical expedient pertaining to land easements as this is not applicable to our current contract portfolio. See Note 11, Commitments and Contingencies, of the notes to our unaudited condensed consolidated financial statements for additional discussion of our leases and the amounts recognized in these unaudited condensed consolidated financial statements.

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

Recent Accounting Pronouncements:

In August 2018, the Financial Accounting Standards Board ("FASB") issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, to improve the effectiveness of disclosures. The amendments remove, modify, and add certain disclosure requirements in Topic 820, “Fair Value Measurement.” The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. The amendments are effective for fiscal years beginning after December 15, 2019. Early adoption is permitted, including adoption in an interim period. Furthermore, an entity is permitted to early adopt any removed or modified disclosures upon issuance of the update and delay adoption of the additional disclosures until their effective date. We do not expect this amendment to have a material impact on our consolidated financial statements.

NOTE 4: PREPAID EXPENSES

Prepaid expenses consisted of the following:

	June 30,	December 31,
	2019	2018
Prepaid insurance	$201,234	$160,576
Prepaid research and development	446,143	218,090
Professional services	117,748	110,094
Financial exchange fees	21,000	-
Prepaid rent	12,825	-
Retainer and security deposits	14,218	16,718
Other	-	4,355
Total prepaid expenses	$813,168	$509,833

NOTE 5: RESEARCH AND DEVELOPMENT TAX REBATE RECEIVABLE

On May 23, 2017, Atossa formed a wholly-owned subsidiary in Australia called Atossa Genetics AUS Pty Ltd. The purpose of this subsidiary is to perform research and development activities (“R&D”) including our Phase 1 and Phase 2 Endoxifen clinical trials. Australia offers an R&D cash rebate of $0.435 per dollar spent on qualified R&D activities incurred in the country. For the three and the six months ended June 30, 2019 the Company incurred qualified R&D expenses of approximately $387,000 and $467,000 respectively, and $529,000 and $616,000, respectively, for the three and six months ended June 30, 2018. The Company recorded a rebate receivable of approximately $203,000 and $268,000 for the six months ended June 30, 2019 and 2018, respectively, and a corresponding credit to R&D expenses. At June 30, 2019, we had a total R&D rebate receivable of approximately $406,000 that includes approximately $203,000 receivable remaining from the year ended December 31, 2018.

NOTE 6: PAYROLL LIABILITIES

Payroll liabilities consisted of the following:

	June 30, 2019	December 31, 2018
Accrued bonuses	$351,260	$697,995
Accrued vacation	165,763	160,740
Accrued payroll	72,422	76,335
Total payroll liabilities	$589,445	$935,070

NOTE 7: STOCKHOLDERS’ EQUITY

The Company is authorized to issue a total of 185,000,000 shares of stock consisting of 175,000,000 shares of common stock, par value $0.18 per share, and 10,000,000 shares of preferred stock, par value $0.001 per share. The Company has designated 750,000 shares of Series A junior participating preferred stock, par value $0.001 per share, 4,000 shares of Series A convertible preferred stock, par value $0.001 per share, and 25,000 shares of Series B convertible preferred stock, par value $0.001 per share, through the filings of certificates of designation with the Delaware Secretary of State. No shares of Series A junior participating preferred stock and no shares of Series A convertible preferred stock are issued and outstanding as of June 30, 2019.

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

Warrants

As of June 30, 2019, warrants to purchase a total of 1,070,028 shares of common stock were outstanding. The warrants have an exercise price of $4.05 and expire on May 30, 2022.

In March 2019, the Company received approximately $11.3 million from exercises of the 2018 Warrants. As a result of the warrant exercises, the Company cancelled approximately 2.8 million warrants and issued approximately 2.8 million shares of common stock. No warrants were exercised for the three months ended June 30, 2019.

Conversion of Series B Convertible Preferred Stock

During the three and six months ended June 30, 2019, certain holders of the Series B convertible preferred stock exercised their conversion option and converted an aggregate of 26 and 1,703 shares of preferred stock, respectively, into 7,392 and 483,823 shares, respectively, of the Company's common stock, based on the conversion ratio of approximately 284 shares of common stock for each share of Series B convertible preferred stock.

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

The following table summarizes the Company’s calculation of net loss per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018 (as restated)	2019	2018 (as restated)
Numerator
Net loss	$(7,262,529)	$(4,142,577)	$(11,335,836)	$(6,016,959)
Deemed dividend attributable to preferred stock	-	(11,479,308)	-	(11,479,308)
Net loss attributable to common shareholders	$(7,262,529)	$(15,621,885)	$(11,335,836)	$(17,496,267)
Denominator
Weighted average common shares outstanding used to compute net loss per share, basic and diluted	9,126,153	3,073,803	7,852,907	2,864,033
Net loss per share of common stock, basic and diluted:	$(0.80)	$(5.08)	$(1.44)	$(6.11)

The following table sets forth the number of weighted average potential common shares excluded from the calculation of net loss per diluted share for the three and six months ended June 30, 2019 and 2018 because including them would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Options to purchase common stock	2,546,295	200,954	1,669,709	187,391
Series B convertible preferred stock	195,448	900,367	326,493	452,671
Warrants to purchase common stock	1,070,028	2,275,808	2,213,396	1,599,074
	3,811,771	3,377,129	4,209,598	2,239,136

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

As a result of the Company’s cumulative losses, management has concluded that a full valuation allowance against the Company’s net deferred tax assets is appropriate. No income tax liabilities existed as of June 30, 2019 and December 31, 2018, due to the Company’s continuing operating losses.

NOTE 10: CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At June 30, 2019 and December 31, 2018, the Company had $16,423,000 and $10,052,000 in excess of the FDIC insured limit, respectively.

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

Our operating lease assets consist of an office lease and a copier system lease. Our office lease expires in August of 2020 and our copier system lease expires in October of 2021. None of our leases contain options to extend. Total operating lease expense for the three and six months ended June 30, 2019, was approximately $14,700 and $29,400 and variable lease payments of taxes and insurance were immaterial.  As of June 30, 2019, the weighted average remaining lease term was approximately 1.5 years and the weighted average discount rate of our operating leases was 12%.

 As of June 30, 2019, the future minimum lease payments are approximately $29,000, $44,000 and $12,000 for 2019, 2020 and 2021, respectively. These payments are reported in the condensed consolidated balance sheets at June 30, 2019, net of approximately $11,500 of imputed interest. The cash paid for amounts included in the measurement of operating lease liabilities for the three and six months ended June 30, 2019 was approximately $14,200 and $28,800, respectively.

Litigation and Contingencies

 We are subject to legal proceedings and claims that arise in the normal course of business. We believe these matters are either without merit or of a kind that should not have a material effect, individually or in the aggregate, on our financial position, results of operations or cash flows.

NOTE 12: STOCK BASED COMPENSATION

Stock Option and Incentive Plan

On September 28, 2010, the Board of Directors approved the adoption of the 2010 Stock Option and Incentive Plan the (“2010 Plan”) to provide for the grant of equity-based awards to employees, officers, non-employee directors and other key persons providing services to the Company. Awards of incentive options may be granted under the 2010 Plan until September 2020. No other awards may be granted under the 2010 Plan after the date that is 10 years from the date of stockholder approval. An aggregate of 5,556 shares were initially reserved for issuance in connection with awards granted under the 2010 Plan and on May 18, 2016, an additional 11,111 shares were reserved for issuance under the 2010 Plan. On May 9, 2018, the stockholders approved an additional 125,000 shares for issuance under the 2010 Plan. On April 12, 2018, the stockholders approved an additional 500,000 shares for issuance under the 2010 Plan. On May 16, 2019 the stockholders approved an additional 3,600,000 shares.

The following table presents the automatic additions to the 2010 Plan since inception pursuant to the “evergreen” terms of the 2010 Plan:

January 1,	Number of shares
2012	2,502
2013	2,871
2014	4,128
2015	5,463
2016	7,257
2017	12,623
2018	106,076
2019	233,862
Total additional shares	374,782

The Company granted options to purchase 3,565,000 shares of common stock during the three and six months ended June 30, 2019 and 611,688 for the three and six months ended June 30, 2018, respectively. No options were exercised during the three and six months ended June 30, 2019 or 2018. There are 271,430 shares available for grant under the 2010 Plan as of June 30, 2019.

Compensation costs associated with the Company’s stock options are recognized, based on the grant-date fair values of these options, over the requisite service period, or vesting period. Accordingly, the Company recognized stock-based compensation expense of $5,318,796 and $5,594,629 for the three and six months ended June 30, 2019, respectively, and $179,050 and $394,189 for the three and six months ended June 30, 2018 respectively, (excluding the liability options discussed below). Compensation cost is recognized in the following captions in the consolidated statements of operations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
General and administrative	$3,401,653	$137,631	$3,626,329	$306,424
Research and development	1,917,143	41,419	1,968,300	87,765
Total stock compensation expense	$5,318,796	$179,050	$5,594,629	$394,189

 The fair value of the stock options granted for the six months ended June 30, 2019 and 2018 was calculated using the Black-Scholes option-pricing model applying the following assumptions:

Period ended June 30,
	2019	2018
Risk free interest rate	2.16%-2.20%	2.47%-2.71%
Expected term	5.00-5.94 years	5.24-5.57 years
Dividend yield	-	-
Expected volatility	107%-126%	109%-126%

Options issued and outstanding as of June 30, 2019, under the 2010 Plan and their activities during the six months then ended are as follows:

	Number of Underlying Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Contractual Life Remaining in Years	Aggregate Intrinsic Value
Outstanding as of January 1, 2019	783,383	$12.14	-	$-
Granted	3,565,000	1.51	-	3,667,300
Forfeited	-	-	-	-
Expired	-	-	-	-
Outstanding as of June 30, 2019	4,348,383	3.43	9.54	$3,806,650
Exercisable as of June 30, 2019	2,876,409	4.14	9.56	$2,841,125
Vested and expected to vest	4,348,383	$3.43	9.54	$3,806,650

At June 30, 2019, there were 1,471,974 unvested options outstanding and the related unrecognized total compensation cost associated with these options was approximately $3,148,286. This expense is expected to be recognized over a weighted-average period of 1.15 years.

2018 Liability Options

On June 27, 2018, the Company granted 2,300,000 options to the Chief Executive Officer (CEO) and 700,000 to the Chief Financial Officer (CFO) (the "Liability Options"). Each option was exercisable for an equivalent number of shares of Company's common stock. The Liability Options were granted pursuant to an option award agreement and were granted outside the Company’s 2010 Plan; however, they were subject to the terms and conditions of the 2010 Plan. On January 13, 2019, the Liability Options were cancelled.

The Liability Options were exercisable for shares of common stock at an exercise price of $2.38 per share, which was the fair value on the date of grant. The options had an exercise period of ten years from their date of issuance. If at the time the options were exercised the Company could not deliver shares of common stock to the optionee including, for example, if there were insufficient shares available under the Plan at the time of exercise, then in lieu of the optionee paying the exercise price and the Company issuing shares of stock, the option would only be exercised on a cash “net basis” so that the Company would pay cash in an amount equal to the excess of the fair value of the common stock over the option exercise price. If there were not sufficient shares available under the Plan, the Company would have been obligated to settle these options in cash if they were exercised. Because these options contained provisions that would require the Company to settle the options in cash in an event outside the Company’s control, they were accounted for as liabilities.

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

At the time of cancellation, the fair value of Liability Options at January 13, 2019, was calculated using the Black-Scholes option-pricing model applying the following assumptions:

January 13,
2019

Risk free interest rate	2.53%
Expected term (in years)	4.50-5.00
Stock price	$1.36
Dividend yield	-
Expected volatility	121.0-123.0%

As a result of the cancellation of these options in the first quarter of 2019, the Company recognized all remaining unrecognized compensation expense related to these options of $1,741,919, which was included in the following captions in the condensed consolidated statements of operations for the three months ended March 31, 2019 and the six months ended June 30, 2019:

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

The above actions were unanimously approved by the disinterested members of the Board of Directors. The above actions were intended to eliminate the Company’s potential liability associated with the net cash exercise provision of the Liability Options, and to allow the stockholders of the Company the opportunity to vote on the Amended Plan, which includes shares issuable upon exercise of the 2019 Options. On May 16, 2019, the stockholders approved the Amended Plan and thereby approved the issuance of the 2019 Options.

Accounting Treatment

Awards offered under a plan that are subject to shareholder approval are not considered granted under GAAP until the approval is obtained, unless such approval is essentially a formality (or perfunctory). For example, if management and board members control sufficient votes to approve the plan, the vote may be considered perfunctory. As management and the Company’s Board of Directors do not control enough votes to approve the 2019 Options, the 2019 Options were not deemed granted under ASC 718. Cancellation of an award that is not accompanied by the concurrent grant are accounted for as a repurchase for no consideration. Accordingly, any previously unrecognized compensation cost is recognized at the cancellation date. On January 13, 2019, as noted above, upon cancellation of the Liability Options the Company recognized $1,741,919 of unrecognized compensation cost related to the 2018 Liability Options. Additionally, the fair value of the stock-based compensation liability of $3,151,944 was reclassified to additional-paid in capital on the cancellation date. Shareholder approval was obtained on May 16, 2019, which was determined to be the grant date for the 2019 Options, and the Company remeasured and recorded the 2019 Options as a new grant under ASC 718 during the quarter ended June 30, 2019. The Company recorded $4,959,277 in the second quarter of 2019 for the 2019 Options granted to the executives.

NOTE 13: RESTATEMENT TO PREVIOUSLY ISSUED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company corrected an inadvertent error in the calculation of the deemed dividend on Series B convertible preferred stock in the financial statements for the three and six months ended June 30, 2018 that were included in the Company’s Form 10-Q filed on August 13, 2018 (the “Original Form 10-Q”). Accounting principles generally accepted in the United States of America required us to allocate the proceeds from the May 2018 financing to the warrants and preferred stock issued in the financing and to estimate and record any discount on the securities as a deemed dividend. In the financial statements included in the Original Form 10-Q, we did not properly allocate the proceeds to the warrants, and we did not properly record the deemed dividend related to the warrant discount as additional paid in capital to common stock. The Company incorrectly stated the deemed dividend for the three and six months ended June 30, 2018 as $4,782,100, rather than $11,479,308. As a result, the Company also incorrectly stated the net loss attributable to common shareholders for the three and six months ended June 30, 2018 as $8,924,677 and $10,799,059, respectively, rather than $15,621,885 and $17,496,267, respectively. This also had the effect of incorrectly stating the basic and diluted net loss per common share for the three and six months ended June 30, 2018 as $2.90 and $3.77, respectively, rather than $5.08 and $6.11, respectively. The corrections resulted from the application of technical accounting rules and did not impact cash or operations.

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

Forward-Looking Statements

This report contains, in addition to historical information, certain information, assumptions and discussions that may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have made these statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected or anticipated. Although we believe our assumptions underlying our forward-looking statements are reasonable as of the date of this report, we cannot assure you that the forward-looking statements set out in this report will prove to be accurate. We typically identify these forward-looking statements by the use of forward-looking words such as “expect,” “potential,” “continue,” “may,” “will,” “should,” “could,” “would,” “seek,” “intend,” “plan,” “estimate,” “anticipate” or the negative version of those words or other comparable words. Forward-looking statements contained in this report include, but are not limited to, statements about:

●

whether we can obtain approval from the U.S. Food and Drug Administration, or FDA, and foreign regulatory health bodies, to commence our clinical studies and to sell, market and distribute our therapeutics under development;

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

●

our ability to successfully develop and ultimately commercialize new therapeutics currently in development or that we might identify in the future and within the currently anticipated time frames currently;

●	our ability to successfully defend litigation and other similar complaints that may be brought in the future, in a timely manner and within the coverage, scope and limits of our insurance policies;

●	our ability to establish and maintain intellectual property rights covering our products and technologies;

●	our expectations regarding, and our ability to satisfy, federal, state and foreign regulatory requirements;

●	the accuracy of our estimates of the size and characteristics of the markets that our products may address;

●	whether the final study results will vary from preliminary study results that we may announce;

●	our expectations as to future financial performance, expense levels and capital sources;

●	our ability to attract and retain key personnel; and

●	our ability to raise capital.

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

Company Overview

We are a clinical-stage biopharmaceutical company focused on developing novel proprietary therapeutics and delivery methods for the treatment of breast cancer and other breast conditions. Our lead program is the development of Endoxifen, which is an active metabolite of tamoxifen, an FDA-approved drug to treat and prevent breast cancer. We are developing an oral and topical form of Endoxifen. Our Endoxifen is being developed to potentially treat a number of conditions, including: mammographic breast density (or, MBD); breast cancer in the “window of opportunity” between diagnosis of breast cancer and surgery; gynecomastia, which is male breast enlargement; and the recurrence of breast cancer in patients who cannot benefit from tamoxifen due to metabolism or other reasons, meaning that they are “refractory” to tamoxifen. We are also developing our patented intraductal delivery technology to potentially target the delivery of therapies, including fulvestrant, immunotherapies and Chimeric Antigen Receptor T-cell therapies (CAR-T therapies), directly to the site of breast cancer.

In 2017, we successfully completed a Phase 1 placebo-controlled clinical study of our proprietary oral and topical formulations of Endoxifen in 48 healthy women, supporting the continued development of this drug. There were no clinically significant safety signals and no clinically significant adverse events, and both the oral and topical Endoxifen were well tolerated. In the topical arm of the study, low but measurable Endoxifen levels were detected in the blood in a dose-dependent fashion. In the oral arm of the study, participants exhibited dose-dependent Endoxifen levels that met or exceeded the published therapeutic level. The median time for patients in the study to reach the steady-state serum levels of Endoxifen while taking daily doses of oral Endoxifen was 7 days. Published literature indicates that it takes approximately 50-200 days for patients to reach steady-state Endoxifen levels from daily doses of oral tamoxifen.

In September 2018, we completed a Phase 1 placebo-controlled clinical study of our proprietary topical Endoxifen in 24 healthy men. All of our objectives of safety, tolerability and pharmacokinetics were successfully met.

In December 2018, we began providing our oral Endoxifen to a pre-menopausal, estrogen-receptor positive (ER+), lacking CYP2D6 function, breast cancer patient under an FDA-approved "expanded access, single patient" program. The purpose of this therapeutic approach was to reduce activity of the cancer cells prior to surgery. The patient received daily doses of our oral Endoxifen for approximately three weeks prior to surgery. There were no safety or tolerability issues and her surgery was successfully completed. The cancer cell biological activity was reduced, based on the estrogen receptor activity of the tumor cells and a 50% reduction in Ki-67. The FDA has also approved use of our Endoxifen for this patient following her surgery, under the FDA expanded access IND program, the use of our proprietary oral Endoxifen is restricted solely to this patient.

In June 2019 we reported preliminary analysis from our Phase 2 study of proprietary 20mg daily topical Endoxifen to reduce MBD. The preliminary analysis showed significant and rapid reduction in MBD. Studies by others using tamoxifen have demonstrated that density reduction induced by tamoxifen is associated with a significant reduction in breast cancer incidence. In our Phase 2 study MBD was reduced by an average of 14.3 percent in the group applying 20mg daily topical Endoxifen, which was statistically significant (p = 0.02). In the lower dose group (10mg), MBD was reduced by an average of 9.0 percent. These results are based on MBD measurements at the time of enrollment in the study and again at the time dosing ended, which was a mean of 55 and 88 days for the 20mg and 10mg groups, respectively. Approximately 70 percent of participants receiving 20mg topical Endoxifen experienced a reduction in MBD, and of those, the mean reduction in MBD was 27 percent. There were no significant differences in systemic endocrine or vascular side effects (for example, hot flashes) in the placebo versus active groups. Systemic side effects were measured using a modified validated symptom questionnaire. The most commonly experienced side effect for both groups receiving active drug were skin rashes and local irritation. The results indicate a study with approximately 50-100 subjects per dosage group would be appropriate to demonstrate efficacy for regulatory approval purposes.

Based on the positive results from our topical Endoxifen Phase 2 study to reduce MBD, we are now planning a Phase 2 study of our oral Endoxifen to reduce MBD, which we plan to initiate as early as the fourth quarter of 2019.

A Phase 2 study of our proprietary oral Endoxifen continues to be conducted in Australia for patients in the window of opportunity between diagnosis of breast cancer and surgery.

We are currently conducting a Phase 2 study, using our intraductal technology to deliver fulvestrant directly to the site of the tumor via the breast ducts. Our program to use our intraductal technology to deliver CAR-T and other immunotherapies is in the pre-clinical phase.

In July 2019, we reported that we have begun the development of a proprietary modified release tablet form of our oral Endoxifen which we intend will be the form of the oral drug for future clinical development and commercialization.

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

Significant changes to our accounting policies as a result of adopting ASC Topic 842 are discussed in Note 11 of the notes to our unaudited condensed consolidated financial statements. There were no other changes in our significant accounting policies and estimates during the three and six months ended June 30, 2019, from those set forth in “Note 3, Summary of Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2018. We believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating our reported financial results and affect the more significant judgments and estimates that we use in the preparation of our financial statements.

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

The fair value of each option grant is estimated using the Black-Scholes option-pricing model, which requires assumptions regarding the expected volatility of our stock options, the expected life of the options, an expectation regarding future dividends on our common stock, and estimation of an appropriate risk-free interest rate. Our expected common stock price volatility assumption is based upon the volatility of our stock price. The expected life assumption for plain vanilla stock option grants was based upon the simplified method provided for under ASC 718-10, which averages the contractual term of the options of ten years with the average vesting term of one to four years. The expected life assumption for options granted in the money or options with performance conditions was estimated based on historical exercises of options and warrants, expected employment dates, and corporate goals and strategies. The dividend yield assumption of zero is based upon the fact that we have never paid cash dividends and presently have no intention of paying cash dividends in the future. The risk-free interest rate used for each grant was based upon prevailing short-term interest rates over the expected life of the options.

Results of Operations

Comparison of the three and six months ended June 30, 2019 and 2018

Revenue and Cost of Revenue: For the three and six months ended June 30, 2019 and 2018, we have no source of sustainable revenue and no associated cost of revenue.

Operating Expenses: Total operating expenses were approximately $7,286,000 and $11,350,000 for the three and six months ended June 30, 2019, respectively, consisting of research and development (R&D) expenses of approximately $2,612,000 and $4,063,000 respectively, and general and administrative (G&A) expense of approximately $4,674,000 and $7,287,000, respectively. Total operating expenses were approximately $4,143,000 and $6,017,000 for the three and six months ended June 30, 2018, respectively, consisting of research and development expenses of approximately $1,468,000 and $1,939,000, respectively, and general and administrative expenses of approximately $2,675,000 and $4,078,000, respectively.  Total operating expense for the three and six months ended June 30, 2019 as compared to the same period in 2018 increased approximately $3,143,000 or 76% and increased approximately $5,333,000 or 89%, respectively.

Research and Development Expenses: R&D expenses for the three months ended June 30, 2019, were approximately $2,612,000, an increase of approximately $1,144,000 or 78% from total R&D expenses for the three months ended June 30, 2018 of approximately $1,468,000. R&D expenses for the six months ended June 30, 2019, were approximately $4,063,000, an increase of approximately $2,124,000 or 110% from total R&D expenses for the six months ended June 30, 2018 of approximately $1,939,000. The increase in R&D expense is attributed to salaries, stock-based compensation, and clinical trial expenses associated with our Endoxifen program. Stock-based compensation expense, which is a non-cash charge, increased approximately $668,000 in the first quarter of 2019 resulting from the cancellation of the 2018 Liability Options. During the second quarter of 2019, stock-based compensation expense increased approximately $1.8 million due to the grant of options to the CEO that were 75% vested. There were no Liability Option cancellations in the comparable period of 2018. We expect our R&D expenses to increase throughout 2019 as we commence additional Phase 2 clinical studies of oral Endoxifen, the development and manufacturing of our tablet modified release form of oral Endoxifen, continue our clinical trial of Fulvestrant administered via our intraductal technology and continue the development of other indications and therapeutics, including CAR-T and immunotherapies administered via our intraductal technologies.

General and Administrative Expenses: G&A expenses were approximately $4,674,000 for the three months ended June 30, 2019, an increase of approximately $1,999,000, or 75% from the total G&A expenses for the three months ended June 30, 2018, of approximately $2,675,000. G&A expenses were approximately $7,287,000 for the six months ended June 30, 2019, an increase of approximately $3,209,000, or 79% from the total G&A expenses for the six months ended June 30, 2018, of approximately $4,078,000. G&A expenses consist primarily of personnel and related benefit costs, facilities, professional services, insurance, and public company related expenses. The increase in G&A expenses for the period ended June 30, 2019, is mainly attributed to an increase in stock-based compensation expense, which is a non-cash charge, due to the cancellation of the 2018 Liability Options of approximately $1,074,000 during the first quarter of 2019. During the second quarter of 2019, stock-based compensation expense increased approximately $3.1 million due to the grant of options to the CEO and CFO that were 75% vested. Additionally, payroll expenses have increased resulting from salary increases over the prior year.

Income taxes: We have incurred net operating losses from inception; we did not record an income tax benefit for our incurred losses for the three or six months ended June 30, 2019 and 2018, due to uncertainty regarding utilization of our net operating carryforwards and due to our history of losses.

Liquidity and Capital Resources

The Company has incurred net losses and negative operating cash flows since inception. For the six months ended June 30, 2019, the Company recorded a net loss of approximately $11.3 million and used approximately $4.7 million of cash in operating activities. As of June 30, 2019, the Company had approximately $17.1 million in cash and cash equivalents and working capital of approximately $17.4 million. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and is currently expending funds in research and development activities that are expected to continue to require funding. Management believes the currently available funding will be sufficient to finance the Company’s operations for at least one year from the date of these condensed consolidated financial statements. However, the Company will likely require additional funding to continue its activities beyond that date. If adequate funds are not available, the Company may be required to reduce the scope, delay, or eliminate some or all of its planned commercial activities. The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from uncertainty related to the Company’s ability to continue as a going concern.

Cash Flows

As of June 30, 2019, we had cash, cash equivalents and restricted cash of approximately $17.2 million.

Net Cash Flows from Operating Activities: Net cash used in operating activities was approximately $4,651,000 for the six months ended June 30, 2019, an increase of approximately $431,000, or 10%, compared to net cash used in operating activities for the six months ended June 30, 2018 of approximately $4,220,000. The increase in the 2019 period as compared to 2018 resulted primarily from increased spending on R&D activities.

Net Cash Flows from Financing Activities: Net cash provided by financing activities was approximately $11,337,000 for the six months ended June 30, 2019, which represents proceeds from the exercise of warrants issued in the May 2018 financing. In the second quarter of 2018, we completed a rights offering with net proceeds of $12.3 million.

Funding Requirements

We expect to incur ongoing operating losses for the foreseeable future as we continue to develop our planned therapeutic programs including related clinical studies and other programs in the pipeline. We expect that our current available funding will be sufficient to fund our planned operations for at least the next 12 months from the date of this report. If we meet certain requirements, we may sell securities that are registered on our Form S-3 registration statement, and by raising capital through sales of securities to third parties and existing stockholders. If we are unable to raise additional capital when needed, however, we could be forced to curtail or cease operations. Our future capital uses and requirements will depend on the time and expenses needed to begin and continue clinical trials for our new drug developments.

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

Recently Adopted Accounting Pronouncements:

In the first quarter of 2019, we adopted Accounting Standards Update (“ASU”) No. 2016-02, Lease Accounting Topic 842: ("Topic 842") and recognized on our Condensed Consolidated Balance Sheet $101,000 of lease liabilities with corresponding right-of-use assets for operating leases. The new lease standard requires a lessee to measure its operating lease liabilities at the present value of the remaining minimum lease payments with a discounted cash flow model using the interest rate implicit in the lease. If the implicit interest rate cannot be readily determined, the lessee must use its incremental borrowing rate (“IBR”). If the lessee does not have an IBR, the lessee must use a rate that approximates the rate of interest that the lessee would have to pay to borrow on a collateralized basis over a similar term in an amount equal to the lease payments in a similar economic environment. The implicit interest rate was readily determinable for our copier lease; however, we used an IBR to measure our adoption date operating lease liability related to our office space which rate represents our estimated borrowing rate on a secured loan collateralized by similar assets for a similar term. The adoption did not have a material impact on the Company's consolidated financial statements. As permitted under the standard, we elected prospective application of the new guidance and prior periods continue to be presented in accordance with Accounting Standards Codification ("ASC") Topic 840. Refer to our 2018 Annual Report on Form 10-K for disclosures required by Topic 840. The new standard provides a number of optional practical expedients in transition. We elected the practical expedients to not reassess its prior conclusions about lease identification under the new standard, to not reassess lease classification, to not separate lease and non lease components and to not reassess initial direct costs. We did not elect the practical expedient allowing the use-of-hindsight which would require us to reassess the lease term of its leases based on all facts and circumstances through the effective date and did not elect the practical expedient pertaining to land easements as this is not applicable to our current contract portfolio. See Note 11, Commitments and Contingencies, of the notes to our unaudited condensed consolidated financial statements for additional discussion of our leases and the amounts recognized in these unaudited condensed consolidated financial statements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer concluded that, as of June 30, 2019, the Company’s disclosure controls and procedures were not effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2019, that has materially affected, or is reasonably likely to materially affect our disclosure controls and procedures

For the quarter ended June 30, 2018, we identified a material weakness in the internal controls over the calculation of the deemed dividend on Series B convertible preferred stock (the “deemed dividend”) for the three and six months June 30, 2018. Because of this error, an incorrect deemed dividend was included in net loss applicable to common stockholders which caused an incorrect calculation of loss per common share, basic and diluted. Management misinterpreted the technical guidance contained in ASC 470- Debt in calculating the deemed dividend. An appropriately detailed knowledge of ASC 470 -Debt was not present to prevent or detect this error. We incorrectly stated the amount of the deemed dividend as $4,782,100, rather than $11,479,308, for the three and six months ended June 30, 2018. We also incorrectly stated the loss per common share - basic and diluted, for the three and six months ended June 30, 2018 as $(2.90) and $(3.77) respectively, rather than the correct amount of $(5.08) and $(6.11), respectively. The condensed consolidated financial statements for the three and six months period ended June 30, 3018 were restated to correct the error.

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

Date: August 13, 2019

/s/ Steven C. Quay
President and Chief Executive Officer
(On behalf of the Registrant)

/s/ Kyle Guse
Kyle Guse
Chief Financial Officer, General Counsel and Secretary
(As Principal Financial and Accounting Officer)