Form 10-Q
period 2019-09-30
ATOSSA GENETICS INC
filed 2019-11-13
CIK 1488039

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

The number of shares of the registrant’s common stock, $0.18 par value per share, outstanding at November 11, 2019, was 9,130,984.

ATOSSA GENETICS INC.

FORM 10-Q

QUARTERLY REPORT

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ATOSSA GENETICS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of September 30,
	2019	As of December 31,
Assets	(Unaudited)	2018
Current assets
Cash and cash equivalents	$15,289,543	$10,380,493
Restricted cash	110,000	110,000
Prepaid expenses	430,042	509,833
Research and development tax rebate receivable	568,980	518,098
Other current assets	2,064	30,942
Total current assets	16,400,629	11,549,366

Furniture and equipment, net	39,142	54,487
Intangible assets, net	76,250	99,375
Right-of-use asset	63,284	-
Other assets	17,218	17,218
Total Assets	$16,596,523	$11,720,446

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$501,430	$353,328
Accrued expenses	225,472	177,074
Payroll liabilities	769,727	935,070
Stock-based compensation liability	-	1,410,025
Lease liability	49,266	-
Other current liabilities	18,415	39,939
Total current liabilities	1,564,310	2,915,436
Long term liabilities
Lease liability long term	14,018	-
Total Liabilities	1,578,328	2,915,436

Commitments and contingencies (note 11)

Stockholders' equity
Preferred stock - $0.001 par value; 10,000,000 shares authorized; 671 and 2,379 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	1	2
Additional paid-in capital- Series B convertible preferred stock	670,999	2,378,997
Common stock - $0.18 par value; 175,000,000 shares authorized, and 9,130,984 and 5,846,552 shares issued and outstanding, as of September 30, 2019 and December 31, 2018, respectively	1,643,565	1,052,372
Additional paid-in capital	104,156,643	82,204,902
Accumulated deficit	(91,453,013)	(76,831,263)
Total Stockholders' Equity	15,018,195	8,805,010

Total Liabilities and Stockholders' Equity	$16,596,523	$11,720,446

The accompanying notes are an integral part of these condensed consolidated financial statements.

ATOSSA GENETICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2019	2018	2019	2018

Operating expenses
Research and development	$1,684,215	$1,421,851	$5,747,399	$3,360,563
General and administrative	1,613,983	1,888,119	8,901,197	5,966,504
Total operating expenses	3,298,198	3,309,970	14,648,596	9,327,067
Operating loss	(3,298,198)	(3,309,970)	(14,648,596)	(9,327,067)
Other income	12,284	104	26,846	242
Loss before income taxes	(3,285,914)	(3,309,866)	(14,621,750)	(9,326,825)
Income taxes	-	-	-	-
Net loss	$(3,285,914)	$(3,309,866)	$(14,621,750)	$(9,326,825)
Deemed dividends attributable to preferred stock	-	-	-	(11,479,308)
Net loss applicable to common shareholders	$(3,285,914)	$(3,309,866)	$(14,621,750)	$(20,806,133)
Loss per common share - basic and diluted	$(0.36)	$(0.64)	$(1.77)	$(5.71)
Weighted average shares outstanding - basic and diluted	9,130,057	5,183,492	8,283,302	3,645,682

The accompanying notes are an integral part of these condensed consolidated financial statements.

ATOSSA GENETICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Series B Convertible Preferred Stock			Common Stock				Total
			Additional			Additional	Accumulated	Stockholders'
	Shares	Amount	Paid-in Capital	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance at December 31, 2017	-	$-	$-	2,651,952	$477,342	$71,887,674	$(65,426,329)	$6,938,687
Amortization of commitment shares	-	-	-	-	-	(19,852)	-	(19,852)
Compensation cost for stock options granted	-	-	-	-	-	215,139	-	215,139
Net loss	-	-	-	-	-	-	(1,874,382)	(1,874,382)
Balance at March 31, 2018	-	$-	$-	2,651,952	$477,342	$72,082,961	$(67,300,711)	$5,259,592
Issuance of Series B convertible preferred stock and warrants, net of issuance costs of $1,333,449	13,624	14	6,926,778	-	-	5,363,759	-	12,290,551
Allocation of Series B convertible preferred stock to beneficial conversion feature	-	-	(4,782,100)	-	-	4,782,100	-	-
Deemed dividend on Series B convertible preferred stock	-	-	11,479,308	-	-	(11,479,308)	-	-
Conversion of Series B convertible preferred stock to common stock	(7,822)	(8)	(7,821,992)	2,222,147	399,987	7,422,013	-	-
Amortization of commitment shares	-	-	-	-	-	(19,851)	-	(19,851)
Compensation cost for stock options granted	-	-	-	-	-	179,050	-	179,050
Net loss	-	-	-	-	-	-	(4,142,577)	(4,142,577)
Balance at June 30, 2018	5,802	$6	$5,801,994	4,874,099	$877,329	$78,330,724	$(71,443,288)	$13,566,765
Conversion of Series B convertible preferred stock to common stock	(2,285)	(2)	(2,284,998)	649,156	116,846	2,168,154	-	-
Amortization of commitment shares	-	-	-	-	-	(19,853)	-	(19,853)
Compensation cost for stock options granted	-	-	-	-	-	332,063	-	332,063
Net loss	-	-	-	-	-	-	(3,309,866)	(3,309,866)
Balance at September 30, 2018	3,517	$4	$3,516,996	5,523,255	$994,175	$80,811,088	$(74,753,154)	$10,569,109

	Series B Convertible Preferred Stock			Common Stock				Total
			Additional			Additional	Accumulated	Stockholders'
	Shares	Amount	Paid-in Capital	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance at December 31, 2018	2,379	$2	$2,378,997	5,846,552	$1,052,372	$82,204,902	$(76,831,263)	$8,805,010
Issuance of common stock upon warrant exercise	-	-	-	2,799,188	503,854	10,832,856	-	11,336,710
Conversion of Series B convertible preferred stock to common stock	(1,677)	(1)	(1,676,998)	476,431	85,753	1,591,246	-	-
Compensation cost for stock options granted	-	-	-	-	-	275,833	-	275,833
Reclassification of stock-based compensation liability upon option cancellation	-	-	-	-	-	3,151,944	-	3,151,944
Net loss	-	-	-	-	-	-	(4,073,307)	(4,073,307)
Balance at March 31, 2019	702	$1	$701,999	9,122,171	$1,641,979	$98,056,781	$(80,904,570)	$19,496,190
Conversion of Series B convertible preferred stock to common stock	(26)	-	(26,000)	7,392	1,330	24,670	-	-
Compensation cost for stock options granted	-	-	-	-	-	5,318,796	-	5,318,796
Net loss	-	-	-	-	-	-	(7,262,529)	(7,262,529)
Balance at June 30, 2019	676	$1	$675,999	9,129,563	$1,643,309	$103,400,247	$(88,167,099)	$17,552,457
Conversion of Series B convertible preferred stock to common stock	(5)	-	(5,000)	1,421	256	4,744	-	-
Compensation cost for stock options granted	-	-	-	-	-	751,652	-	751,652
Net loss	-	-	-	-	-	-	(3,285,914)	(3,285,914)
Balance at September 30, 2019	671	$1	$670,999	9,130,984	$1,643,565	$104,156,643	$(91,453,013)	$15,018,195

The accompanying notes are an integral part of these condensed consolidated financial statements.

ATOSSA GENETICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(14,621,750)	$(9,326,825)
Adjustments to reconcile net loss to net cash used in operating activities
Compensation cost for stock options granted	6,346,281	726,252
Disposal of assets	5,806	-
Depreciation and amortization	40,289	28,690
Change in fair value of stock-based compensation liability	1,741,919	2,180,659
Changes in operating assets and liabilities:
Prepaid expenses	79,791	(39,387)
Research and development tax rebate receivable	(50,882)	(122,218)
Other assets	28,878	(114,353)
Accounts payable	148,102	215,803
Payroll liabilities	(165,343)	(78,717)
Accrued expenses	48,398	(38,432)
Other current liabilities	(21,524)	50,543
Net cash used in operating activities	(6,420,035)	(6,517,985)

CASH FLOWS FROM INVESTING ACTIVITY
Purchase of furniture and equipment	(7,625)	(54,448)
Net cash used in investing activities	(7,625)	(54,448)

CASH FLOWS FROM FINANCING ACTIVITY

Proceeds from issuance of Series B convertible preferred stock and warrants, net of issuance costs	-	12,290,551
Proceeds from exercise of warrants	11,336,710	-
Net cash provided by financing activities	11,336,710	12,290,551

NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	4,909,050	5,718,118
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING BALANCE	10,490,493	7,272,469
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, ENDING BALANCE	$15,399,543	$12,990,587

SUPPLEMENTAL DISCLOSURES
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$15,289,543	$12,935,587
Restricted cash	110,000	55,000
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$15,399,543	$12,990,587

NONCASH INVESTING AND FINANCING ACTIVITIES
Reclassification of stock-based liability awards to equity upon cancellation	$3,151,944	$-
Amortization of commitment shares	$-	$59,556

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

NOTE 2: GOING CONCERN

The Company has incurred net losses and negative operating cash flows since inception. For the nine months ended September 30, 2019, the Company recorded a net loss of approximately $14.6 million and used approximately $6.4 million of cash in operating activities. As of September 30, 2019, the Company had approximately $15.3 million in cash and cash equivalents and working capital of approximately $14.8 million. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and is currently expending funds in research and development activities that are expected to continue to require funding. Management believes the currently available funding will be insufficient to finance the Company’s operations for a year from the date of these condensed consolidated financial statements depending on the timing and extent of the Company’s clinical trials.

The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. As the Company is currently not generating revenues, continued timely expenditures on trials is important to bring its product(s) to market as soon as able. Management’s plans to obtain such resources for the Company include obtaining capital from the sale of its equity securities, entering into strategic partnership arrangements, potential exercise of outstanding warrants, and short-term borrowings from banks, stockholders or other related parties, if needed.   The Company can give no assurances that any additional capital that it is able to obtain, if any, will be sufficient to meet its needs, or that any such capital will be obtained on acceptable terms. If the Company is unable to obtain adequate capital, the Company may be required to reduce the scope, delay, or eliminate some or all of its planned commercial activities. These conditions, in the aggregate, raise substantial doubt as to the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities should the Company be unable to continue as a going concern.

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

In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2019, are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

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

Recently Adopted Accounting Pronouncements:

In the first quarter of 2019, we adopted Accounting Standards Update (“ASU”) No. 2016-02, Lease Accounting Topic 842: ("Topic 842") and recognized on our Condensed Consolidated Balance Sheet $101,000 of lease liabilities with corresponding right-of-use assets for operating leases. The new lease standard requires a lessee to measure its operating lease liabilities at the present value of the remaining minimum lease payments with a discounted cash flow model using the interest rate implicit in the lease. If the implicit interest rate cannot be readily determined, the lessee must use its incremental borrowing rate (“IBR”). If the lessee does not have an IBR, the lessee must use a rate that approximates the rate of interest that the lessee would have to pay to borrow on a collateralized basis over a similar term in an amount equal to the lease payments in a similar economic environment. The implicit interest rate was readily determinable for our copier lease; however, we used an IBR to measure our adoption date operating lease liability related to our office space which represents our estimated borrowing rate on a secured loan collateralized by similar assets for a similar term. The adoption did not have a material impact on the Company's consolidated financial statements. As permitted under the standard, we elected prospective application of the new guidance and prior periods continue to be presented in accordance with Accounting Standards Codification ("ASC") Topic 840. Refer to our 2018 Annual Report on Form 10-K for disclosures required by Topic 840. The new standard provides a number of optional practical expedients in transition. We elected the practical expedients to not reassess our prior conclusions about lease identification under the new standard, to not reassess lease classification, to not separate lease and non lease components and to not reassess initial direct costs. We did not elect the practical expedient allowing the use-of-hindsight which would require us to reassess the lease term of our leases based on all facts and circumstances through the effective date and did not elect the practical expedient pertaining to land easements as this is not applicable to our current contract portfolio. See Note 11, Commitments and Contingencies, of the notes to our unaudited condensed consolidated financial statements for additional discussion of our leases and the amounts recognized in these unaudited condensed consolidated financial statements.

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

NOTE 4: PREPAID EXPENSES

Prepaid expenses consisted of the following:

	September 30,	December 31,
	2019	2018
Prepaid insurance	$49,982	$160,576
Prepaid research and development	210,796	218,090
Professional services	124,917	110,094
Financial exchange fees	10,500	-
Prepaid rent	8,550	-
Retainer and security deposits	14,218	16,718
Other	11,079	4,355
Total prepaid expenses	$430,042	$509,833

NOTE 5: RESEARCH AND DEVELOPMENT TAX REBATE RECEIVABLE

On May 23, 2017, Atossa formed a wholly-owned subsidiary in Australia called Atossa Genetics AUS Pty Ltd. The purpose of this subsidiary is to perform research and development activities (“R&D”) including our Phase 1 and Phase 2 Endoxifen clinical trials. Australia offers an R&D cash rebate of $0.435 per dollar spent on qualified R&D activities incurred in the country. For the three and the nine months ended September 30, 2019 the Company incurred qualified R&D expenses of approximately $449,000 and $916,000 respectively, and $148,000 and $764,000, respectively, for the three and nine months ended September 30, 2018. The Company recorded a rebate receivable of approximately $398,000 and $333,000 for the nine months ended September 30, 2019 and 2018, respectively, and a corresponding credit to R&D expenses. At September 30, 2019, we had a total R&D rebate receivable of approximately $569,000 that includes approximately $171,000 receivable remaining from the year ended December 31, 2018.

NOTE 6: PAYROLL LIABILITIES

Payroll liabilities consisted of the following:

	September 30, 2019	December 31, 2018
Accrued bonuses	$526,890	$697,995
Accrued vacation	170,105	160,740
Accrued payroll	72,732	76,335
Total payroll liabilities	$769,727	$935,070

8

NOTE 7: STOCKHOLDERS’ EQUITY

The Company is authorized to issue a total of 185,000,000 shares of stock consisting of 175,000,000 shares of common stock, par value $0.18 per share, and 10,000,000 shares of preferred stock, par value $0.001 per share. The Company has designated 750,000 shares of Series A junior participating preferred stock, par value $0.001 per share, 4,000 shares of Series A convertible preferred stock, par value $0.001 per share, and 25,000 shares of Series B convertible preferred stock, par value $0.001 per share, through the filings of certificates of designation with the Delaware Secretary of State. No shares of Series A junior participating preferred stock and no shares of Series A convertible preferred stock are issued and outstanding as of September 30, 2019.

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

Warrants

As of September 30, 2019, warrants to purchase a total of 1,070,028 shares of common stock were outstanding. The warrants have an exercise price of $4.05 and expire on May 30, 2022.

In March 2019, the Company received approximately $11.3 million from exercises of the 2018 Warrants. As a result of the warrant exercises, the Company cancelled approximately 2.8 million warrants and issued approximately 2.8 million shares of common stock. No warrants were exercised for the three months ended September 30, 2019.

Conversion of Series B Convertible Preferred Stock

During the three and nine months ended September 30, 2019, certain holders of the Series B convertible preferred stock exercised their conversion option and converted an aggregate of 5 and 1,708 shares of preferred stock, respectively, into 1,421 and 485,244 shares, respectively, of the Company's common stock, based on the conversion ratio of approximately 284 shares of common stock for each share of Series B convertible preferred stock.

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

The following table summarizes the Company’s calculation of net loss per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Numerator
Net loss	$(3,285,914)	$(3,309,866)	$(14,621,750)	$(9,326,825)
Deemed dividend attributable to preferred stock	-	-	-	(11,479,308)
Net loss attributable to common shareholders	$(3,285,914)	$(3,309,866)	$(14,621,750)	$(20,806,133)
Denominator
Weighted average common shares outstanding used to compute net loss per share, basic and diluted	9,130,057	5,183,492	8,283,302	3,645,682
Net loss per share of common stock, basic and diluted:	$(0.36)	$(0.64)	$(1.77)	$(5.71)

The following table sets forth the number of weighted average potential common shares excluded from the calculation of net loss per diluted share for the three and nine months ended September 30, 2019 and 2018 because including them would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Options to purchase common stock	4,348,383	783,794	2,572,413	388,377
Series B convertible preferred stock	191,543	1,338,916	281,015	751,332
Warrants to purchase common stock	1,070,028	4,716,935	1,828,085	2,644,946
	5,609,954	6,839,645	4,681,513	3,784,655

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

As a result of the Company’s cumulative losses, management has concluded that a full valuation allowance against the Company’s net deferred tax assets is appropriate. No income tax liabilities existed as of September 30, 2019 and December 31, 2018, due to the Company’s continuing operating losses.

NOTE 10: CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At September 30, 2019 and December 31, 2018, the Company had $14,671,000 and $10,052,000 in excess of the FDIC insured limit, respectively.

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

Our operating lease assets consist of an office lease and a copier system lease. Our office lease expires in August of 2020 and our copier system lease expires in October of 2021. None of our leases contain options to extend. Total operating lease expense for the three and nine months ended September 30, 2019, was approximately $14,700 and $44,100 and variable lease payments of taxes and insurance were immaterial.  As of September 30, 2019, the weighted average remaining lease term was approximately 1.2 years and the weighted average discount rate of our operating leases was 12%.

 As of September 30, 2019, the future minimum lease payments are approximately $15,000, $44,000 and $12,000 for 2019, 2020 and 2021, respectively. These payments are reported in the condensed consolidated balance sheets at September 30, 2019, net of approximately $13,000 of imputed interest. The cash paid for amounts included in the measurement of operating lease liabilities for the three and nine months ended September 30, 2019 was approximately $13,900 and $42,700, respectively.

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

The Company did not grant options to purchase shares of common stock during the three months ended September 30, 2019 or 2018. The Company granted options to purchase 3,565,000 shares of common stock during the nine months ended September 30, 2019 and 611,688 for the nine months ended September 30, 2018, respectively. No options were exercised during the three and nine months ended September 30, 2019 or 2018. There are 271,430 shares available for grant under the 2010 Plan as of September 30, 2019.

Compensation costs associated with the Company’s stock options are recognized, based on the grant-date fair values of these options, over the requisite service period, or vesting period. Accordingly, the Company recognized stock-based compensation expense of $751,652 and $6,346,281 for the three and nine months ended September 30, 2019, respectively, and $332,063 and $726,252 for the three and nine months ended September 30, 2018 respectively, (excluding the liability options discussed below). Compensation cost is recognized in the following captions in the condensed consolidated statements of operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
General and administrative	$510,398	$259,347	$4,136,727	$565,771
Research and development	241,254	72,716	2,209,554	160,481
Total stock compensation expense	$751,652	$332,063	$6,346,281	$726,252

 The fair value of the stock options granted for the nine months ended September 30, 2019 and 2018 was calculated using the Black-Scholes option-pricing model applying the following assumptions:

Period ended September 30,
	2019	2018
Risk free interest rate	2.16%-2.20%	2.47%-2.71%
Expected term	5.00-5.94 years	5.24-5.57 years
Dividend yield	-	-
Expected volatility	107%-126%	109%-126%

Options issued and outstanding as of September 30, 2019, under the 2010 Plan and their activities during the nine months then ended are as follows:

	Number of Underlying Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Contractual Life Remaining in Years	Aggregate Intrinsic Value
Outstanding as of January 1, 2019	783,383	$12.14	-	$-
Granted	3,565,000	1.51	-	3,667,300
Forfeited	-	-	-	-
Expired	-	-	-	-
Outstanding as of September 30, 2019	4,348,383	3.43	9.29	$1,860,000
Exercisable as of September 30, 2019	3,208,302	3.91	9.30	$1,511,250
Vested and expected to vest	4,348,383	$3.43	9.29	$1,860,000

At September 30, 2019, there were 1,140,081 unvested options outstanding and the related unrecognized total compensation cost associated with these options was approximately $2,396,633. This expense is expected to be recognized over a weighted-average period of .92 years.

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

Compensation costs associated with the Liability Options were initially recognized, based on the grant-date fair values of these options, over the requisite or vesting period for time-based options or when it was probable the performance criteria were achieved for options that vest based on performance. Compensation cost was remeasured each period based on the market value of our underlying stock until award vesting or settlement.

At the time of cancellation, the fair value of Liability Options at January 13, 2019, was calculated using the Black-Scholes option-pricing model applying the following assumptions:

January 13,
2019

Risk free interest rate	2.53%
Expected term (in years)	4.50-5.00
Stock price	$1.36
Dividend yield	-
Expected volatility	121.0-123.0%

As a result of the cancellation of these options in the first quarter of 2019, the Company recognized all remaining unrecognized compensation expense related to these options of $1,741,919, which was included in the following captions in the condensed consolidated statements of operations for the three months ended March 31, 2019 and the nine months ended September 30, 2019:

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

Accounting Treatment

Awards offered under a plan that are subject to shareholder approval are not considered granted under GAAP until the approval is obtained, unless such approval is essentially a formality (or perfunctory). For example, if management and board members control sufficient votes to approve the plan, the vote may be considered perfunctory. As management and the Company’s Board of Directors did not control enough votes to approve the 2019 Options, the 2019 Options were not deemed granted under ASC 718. Cancellation of an award that is not accompanied by the concurrent grant are accounted for as a repurchase for no consideration. Accordingly, any previously unrecognized compensation cost is recognized at the cancellation date. On January 13, 2019, as noted above, upon cancellation of the Liability Options the Company recognized $1,741,919 of unrecognized compensation cost related to the 2018 Liability Options. Additionally, the fair value of the stock-based compensation liability of $3,151,944 was reclassified to additional-paid in capital on the cancellation date. Shareholder approval was obtained on May 16, 2019, which was determined to be the grant date for the 2019 Options, and the Company remeasured and recorded the 2019 Options as a new grant under ASC 718 during the quarter ended June 30, 2019. The Company recorded $4,959,277 in the second quarter of 2019 for the 2019 Options granted to the executives.

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

●

our ability to successfully develop and ultimately commercialize new therapeutics that are currently in development or that we might identify in the future and within the currently anticipated time frames ;

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

Company Overview

We are a clinical-stage biopharmaceutical company focused on developing novel proprietary therapeutics and delivery methods for the treatment of breast cancer and other breast conditions. Our lead program is the development of Endoxifen, an active metabolite of tamoxifen which is an FDA-approved drug to treat and prevent breast cancer in high risk women. We are developing an oral and topical dosage form of Endoxifen intended to potentially treat a number of conditions, including: mammographic breast density (or, MBD); breast cancer in the “window of opportunity” between diagnosis of breast cancer and surgery; gynecomastia, which is male breast enlargement; and the recurrence of breast cancer in patients who cannot benefit from tamoxifen due to metabolism or other reasons, meaning that they are “refractory” to tamoxifen. We are also developing our patented intraductal delivery technology to potentially target the delivery of therapies, including fulvestrant, immunotherapies and Chimeric Antigen Receptor T-cell therapies (CAR-T therapies), directly to the site of breast cancer.

In 2017, we successfully completed our initial Phase 1 placebo-controlled clinical study of our proprietary oral and topical formulations of Endoxifen in 48 healthy women, supporting the continued development of this drug. There were no clinically significant safety signals and no clinically significant adverse events, and both the oral and topical Endoxifen were well tolerated. In the topical arm of the study, low but measurable Endoxifen levels were detected in the blood in a dose-dependent fashion. In the oral arm of the study, participants exhibited dose-dependent Endoxifen levels that met or exceeded the published therapeutic level. The median time for patients in the study to reach the steady-state serum levels of Endoxifen while taking daily doses of oral Endoxifen was 7 days. Published literature indicates that it can take approximately 50 to 200 days for patients to reach steady-state Endoxifen levels from daily doses of oral tamoxifen.

In September 2018, we completed a Phase 1 placebo-controlled clinical study of our proprietary topical Endoxifen in 24 healthy men. All of our objectives of safety, tolerability and pharmacokinetics were successfully met.

In December 2018, we began providing our oral Endoxifen to a pre-menopausal, estrogen-receptor positive (ER+), lacking CYP2D6 function, breast cancer patient under an FDA-approved "expanded access, single patient" program. The purpose of this therapeutic approach was to reduce activity of the cancer cells prior to surgery. The patient received daily doses of our oral Endoxifen for approximately three weeks prior to surgery. There were no safety or tolerability issues and her surgery was successfully completed. The cancer cell biological activity was reduced, based on the estrogen receptor activity of the tumor cells and a 50% reduction in Ki-67. The FDA has also permitted use of our Endoxifen for this patient following her surgery, under the FDA expanded access IND program, as part of her long-term breast cancer treatment regimen. The use of our proprietary oral Endoxifen is restricted solely to this patient.

In June 2019 we reported preliminary analysis from our Phase 2 study of proprietary daily topical Endoxifen to reduce MBD (studies by others have shown that MBD is an independent risk factor for breast cancer development). The preliminary analysis showed significant and rapid reduction in MBD at the 20mg daily dose level. In our Phase 2 study, MBD was reduced by an average of 14.3 percent in the group applying 20mg daily topical Endoxifen, which was statistically significant (p = 0.02). In the lower dose group (10mg), MBD was reduced by an average of 9.0 percent but was not statistically significant. These results are based on MBD measurements at the time of enrollment in the study and again at the time dosing ended, which was a mean of 55 and 88 days for the 20mg and 10mg groups, respectively. Approximately 70 percent of participants receiving 20mg topical Endoxifen experienced a reduction in MBD, and of those, the mean reduction in MBD was 27 percent. There were no significant differences in systemic endocrine or vascular side effects (for example, hot flashes) in the placebo versus active groups. Systemic side effects were measured using a modified validated symptom questionnaire. Approximately 72 participants eventually developed skin rashes and local irritation and did not complete a full six months of dosing. The results indicate a study with approximately 50-100 subjects per dosage group would be appropriate to demonstrate efficacy for regulatory approval purposes.

Based on the positive results from our topical Endoxifen Phase 2 study to reduce MBD, we are now planning a Phase 2 study of our oral Endoxifen to reduce MBD, which we plan to initiate as early as the fourth quarter of 2019 by contracting with a clinical research organization.

A Phase 2 study of our proprietary oral Endoxifen continues to be conducted in Australia for patients in the window of opportunity between diagnosis of breast cancer and surgery.

We are currently conducting a Phase 2 study, using our intraductal technology to deliver fulvestrant directly to the site of the tumor via the breast ducts. Our program to use our intraductal technology to deliver CAR-T and other immunotherapies is in the pre-clinical phase. We are migrating this study from Montefiore Medical Center to Johns Hopkins.

In July 2019, we reported that we have begun the development of a proprietary modified-release tablet form of our oral Endoxifen, which we intend will be the form of the oral drug for future clinical development and ultimately commercialization. On September 30, 2019, we reported preliminary results from our Phase 1 study of our proprietary modified-release table form of oral Endoxifen. All safety and tolerability objectives were successfully met. These results demonstrate the suitability of the tablet form of oral Endoxifen for further clinical development.

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

Significant changes to our accounting policies as a result of adopting ASC Topic 842 are discussed in Note 3 of the notes to our unaudited condensed consolidated financial statements. There were no other changes in our significant accounting policies and estimates during the three and nine months ended September 30, 2019, from those set forth in “Note 3, Summary of Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2018. We believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating our reported financial results and affect the more significant judgments and estimates that we use in the preparation of our financial statements.

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

Results of Operations

Comparison of the three and nine months ended September 30, 2019 and 2018

Revenue and Cost of Revenue: For the three and nine months ended September 30, 2019 and 2018, we have no source of sustainable revenue and no associated cost of revenue.

Operating Expenses: Total operating expenses were approximately $3,298,000 and $14,649,000 for the three and nine months ended September 30, 2019, respectively, consisting of research and development (R&D) expenses of approximately $1,684,000 and $5,747,000 respectively, and general and administrative (G&A) expense of approximately $1,614,000 and $8,901,000, respectively. Total operating expenses were approximately $3,310,000 and $9,327,000 for the three and nine months ended September 30, 2018, respectively, consisting of research and development expenses of approximately $1,422,000 and $3,361,000, respectively, and general and administrative expenses of approximately $1,888,000 and $5,967,000, respectively. Total operating expense for the three months ended September 30, 2019 were consistent with the same period in 2018. Total operating expenses for the nine months ended September 30, 2019 as compared to the same period in 2018 increased approximately $5,322,000 or 57%, of which approximately $1,742,000 is attributable to non-cash compensation expenses resulting from cancellation of the 2018 Liability Options in the first quarter 2019 and an increase of approximately $2,759,000 due to the grant of options to executives.

Research and Development Expenses:

R&D expenses for the three months ended September 30, 2019, were approximately $1,684,000, an increase of approximately $262,000 or 18% from total R&D expenses for the three months ended September 30, 2018 of approximately $1,422,000. R&D expenses for the nine months ended September 30, 2019, were approximately $5,747,000, an increase of approximately $2,386,000 or 71% from total R&D expenses for the nine months ended September 30, 2018 of approximately $3,361,000. The increase in R&D expense is attributed to non-cash stock-based compensation, salaries and clinical trial expenses associated with our Endoxifen program. Stock-based compensation expense, which is a non-cash charge, increased approximately $668,000 in the first quarter of 2019 resulting from the cancellation of the 2018 Liability Options. There were no Liability Option cancellations in the comparable period of 2018. Stock-based compensation expense also increased approximately $1.0 million due to the grant of options to the CEO that were 75% vested. Clinical trial expense also increased approximately $535,000 in the nine month period ended September 30, 2019 over the same period in 2018. We expect our R&D expenses to increase throughout 2019 as we commence additional Phase 2 clinical studies of oral Endoxifen, continue development and manufacturing our tablet modified-release form of oral Endoxifen, continue our clinical trial of fulvestrant administered via our intraductal technology at a new institution and continue the development of other indications and therapeutics, including CAR-T and immunotherapies administered via our intraductal technologies.

General and Administrative Expenses: G&A expenses were approximately $1,614,000 for the three months ended September 30, 2019, a decrease of approximately $274,000, or 15% from the total G&A expenses for the three months ended September 30, 2018, of approximately $1,888,000. G&A expenses were approximately $8,901,000 for the nine months ended September 30, 2019, an increase of approximately $2,934,000, or 49% from the total G&A expenses for the nine months ended September 30, 2018, of approximately $5,967,000. G&A expenses consist primarily of personnel and related benefit costs, facilities, professional services, insurance, and public company related expenses. The increase in G&A expenses for the nine months ended September 30, 2019, is mainly attributed to an increase in stock-based compensation expense, which is a non-cash charge, due to the cancellation of the 2018 Liability Options of approximately $1,074,000 during the first quarter of 2019. There were no Liability Option cancellations in the comparable period of 2018. During the nine months ended September 30, 2019, stock-based compensation expense increased approximately $1.75 million due to the grant of options to the CEO and CFO that were 75% vested. Additionally, payroll expenses have increased resulting from salary increases over the prior year.

Income taxes: We have incurred net operating losses from inception; we did not record an income tax benefit for our incurred losses for the three or nine months ended September 30, 2019 and 2018, due to uncertainty regarding utilization of our net operating carryforwards and due to our history of losses.

Liquidity and Capital Resources

The Company has incurred net losses and negative operating cash flows since inception. For the nine months ended September 30, 2019, the Company recorded a net loss of approximately $14.6 million and used approximately $6.4 million of cash in operating activities. As of September 30, 2019, the Company had approximately $15.3 million in cash and cash equivalents and working capital of approximately $14.8 million. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and is currently expending funds in research and development activities that are expected to continue to require funding. Management believes the currently available funding will be insufficient to finance the Company’s operations for a year from the date of these condensed consolidated financial statement depending on the timing and extent of the Company’s clinical trials.

The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. As the Company is currently not generating revenues, continued timely expenditures on trials is important to bring its product(s) to market as soon as able. Management’s plans to obtain such resources for the Company include obtaining capital from the sale of its equity securities, entering into strategic partnership arrangements, potential exercise of outstanding warrants, and short-term borrowings from banks, stockholders or other related parties, if needed.   The Company can give no assurances that any additional capital that it is able to obtain, if any, will be sufficient to meet its needs, or that any such capital will be obtained on acceptable terms. If the Company is unable to obtain adequate capital, the Company may be required to reduce the scope, delay, or eliminate some or all of its planned commercial activities. These conditions, in the aggregate, raise substantial doubt as to the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities should the Company be unable to continue as a going concern.

Cash Flows

As of September 30, 2019, we had cash, cash equivalents and restricted cash of approximately $15.4 million.

Net Cash Flows from Operating Activities: Net cash used in operating activities was approximately $6,420,000 for the nine months ended September 30, 2019, a decrease of approximately $98,000, or 2%, compared to net cash used in operating activities for the nine months ended September 30, 2018 of approximately $6,518,000.

Net Cash Flows from Investing Activities: Net cash used in investing activities was approximately $8,000 for the nine months ended September 30, 2019, a decrease of approximately $46,000, compared to net cash used in operating activities for the nine months ended September 30, 2018 of approximately $54,000. The decrease is because during the nine months ended September 30, 2018, we purchased fixed asset equipment for specific R&D activities whereas there were no purchases of R&D equipment during the same period in 2019.

Net Cash Flows from Financing Activities: Net cash provided by financing activities was approximately $11,337,000 for the nine months ended September 30, 2019, which represents proceeds from the exercise of warrants issued in the May 2018 financing. In the second quarter of 2018, we completed a rights offering with net proceeds of $12.3 million.

Funding Requirements

We expect to incur ongoing operating losses for the foreseeable future as we continue to develop our planned therapeutic programs including related clinical studies and other programs in the pipeline. We expect that our current available funding will be insufficient to fund our planned operations for a year from the date of this report. If we meet certain requirements, we may sell securities that are registered on our Form S-3 registration statement, and by raising capital through sales of securities to third parties and existing stockholders. If we are unable to raise additional capital when needed, however, we could be forced to curtail or cease operations. Our future capital uses and requirements will depend on the time and expenses needed to begin and continue clinical trials for our new drug developments.

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

Recently Adopted Accounting Pronouncements:

In the first quarter of 2019, we adopted Accounting Standards Update (“ASU”) No. 2016-02, Lease Accounting Topic 842: ("Topic 842") and recognized on our Condensed Consolidated Balance Sheet $101,000 of lease liabilities with corresponding right-of-use assets for operating leases. The new lease standard requires a lessee to measure its operating lease liabilities at the present value of the remaining minimum lease payments with a discounted cash flow model using the interest rate implicit in the lease. If the implicit interest rate cannot be readily determined, the lessee must use its incremental borrowing rate (“IBR”). If the lessee does not have an IBR, the lessee must use a rate that approximates the rate of interest that the lessee would have to pay to borrow on a collateralized basis over a similar term in an amount equal to the lease payments in a similar economic environment. The implicit interest rate was readily determinable for our copier lease; however, we used an IBR to measure our adoption date operating lease liability related to our office space which represents our estimated borrowing rate on a secured loan collateralized by similar assets for a similar term. The adoption did not have a material impact on the Company's consolidated financial statements. As permitted under the standard, we elected prospective application of the new guidance and prior periods continue to be presented in accordance with Accounting Standards Codification ("ASC") Topic 840. Refer to our 2018 Annual Report on Form 10-K for disclosures required by Topic 840. The new standard provides a number of optional practical expedients in transition. We elected the practical expedients to not reassess our prior conclusions about lease identification under the new standard, to not reassess lease classification, to not separate lease and non lease components and to not reassess initial direct costs. We did not elect the practical expedient allowing the use-of-hindsight which would require us to reassess the lease term of our leases based on all facts and circumstances through the effective date and did not elect the practical expedient pertaining to land easements as this is not applicable to our current contract portfolio. See Note 11, Commitments and Contingencies, of the notes to our unaudited condensed consolidated financial statements for additional discussion of our leases and the amounts recognized in these unaudited condensed consolidated financial statements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer concluded that, as of September 30, 2019, the Company’s disclosure controls and procedures were not effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2019, that has materially affected, or is reasonably likely to materially affect our disclosure controls and procedures

For the quarter ended June 30, 2018, we identified a material weakness in the internal controls over the calculation of the deemed dividend on Series B convertible preferred stock (the “deemed dividend”) for the three and six months June 30, 2018. Because of this error, an incorrect deemed dividend was included in net loss applicable to common stockholders which caused an incorrect calculation of loss per common share, basic and diluted. Management misinterpreted the technical guidance contained in ASC 470- Debt in calculating the deemed dividend. An appropriately detailed knowledge of ASC 470 -Debt was not present to prevent or detect this error. We incorrectly stated the amount of the deemed dividend as $4,782,100, rather than $11,479,308, for the three and six months ended June 30, 2018. We also incorrectly stated the loss per common share - basic and diluted, for the three and six months ended June 30, 2018 as $(2.90) and $(3.77) respectively, rather than the correct amount of $(5.08) and $(6.11), respectively. The condensed consolidated financial statements for the three and six months period ended June 30, 3018 were restated to correct the error.

Management’s remediation plan is to enhance the procedures performed to independently review technical accounting memorandums for accuracy and completeness including when appropriate with an outside independent accounting firm in future periods. Through the date of this filing, the Company has taken certain actions designed to improve its internal control and remediate the aforementioned material weakness. These actions include but are not limited to (a) expanded consultations with third party specialists on complex accounting matters and regulatory filings, (b) enhanced documentation to support a more precise review process, and (c) enhanced monitoring of the review process. These actions are ongoing and the Company is also continuing to evaluate additional controls and procedures that may be required to remediate the material weakness.

The Company believes that the actions being taken to improve the design and operating effectiveness of its internal controls will effectively remediate the material weakness; however, the material weakness in the Company’s internal control over financial reporting will not be considered remediated until the internal controls that are remediated operate for a sufficient period of time and management concludes, through testing, that these internal controls are operating effectively.

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

Date: November 13, 2019

/s/ Steven C. Quay
Steven C. Quay
President and Chief Executive Officer
(On behalf of the Registrant)

/s/ Kyle Guse
Kyle Guse
Chief Financial Officer, General Counsel and Secretary
(As Principal Financial and Accounting Officer)