Form 10-K
period 2019-12-31
ATOSSA THERAPEUTICS, INC.
filed 2020-03-26
CIK 1488039

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2019

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from:                        to

Commission File Number 001-35610

ATOSSA THERAPEUTICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	26-4753208
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

107 Spring Street

Seattle, WA 98104

(Address of principal executive offices)

Registrant’s telephone number, including area code: (206) 325-6068

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, $0.18 par value	ATOS	The NASDAQ Capital Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes    ☐    No   ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes   ☐    No   ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒    No   ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes   ☒    No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

As of June 30, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates was $23,280,641. Shares of common stock held by each officer and director and by each person who is known to own 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates of the Company. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the registrant's common stock, par value $0.18, as of March 24, 2020 was 9,130,984.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required to be disclosed in Part III of this report is incorporated by reference from the registrant’s Definitive Proxy Statement for the 2020 Annual Meeting of Stockholders, which proxy statement is expected to be filed no later than 120 days after the end of the fiscal year covered by this report.

ATOSSA THERAPEUTICS, INC.
2019 FORM 10-K REPORT

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

●

our ability to successfully initiate and complete clinical trials of our pharmaceutical candidates under development, including our oral and topical Endoxifen (an active metabolite of Tamoxifen) and our intraductal technology to administer therapeutics, including our study using fulvestrant, and immunotherapies;

●

the success, cost and timing of our product and drug development activities and clinical trials, including whether the ongoing clinical study using our intraductal technology to administer fulvestrant and our studies using our oral Endoxifen will open for enrollment and will enroll a sufficient number of subjects or be completed in a timely fashion or at all;

●	whether we will successfully initiate and complete our clinical study of oral Endoxifen to reduce mammographic breast density and whether the study will meet its objective;

●	our ability to contract with third-party suppliers, manufacturers and service providers, including clinical research organizations, and their ability to perform adequately;

●	our ability to successfully develop and commercialize new therapeutics currently in development or that we might identify in the future and in the time frames currently expected;

●	our ability to successfully defend litigation and other similar complaints that may be brought in the future, in a timely manner and within the coverage, scope and limits of our insurance policies;

●	our ability to establish and maintain intellectual property rights covering our products;

●	our expectations regarding, and our ability to satisfy, federal, state and foreign regulatory requirements, including regulatory approvals to commence studies;

●	the accuracy of our estimates of the size and characteristics of the markets that our products and services may address;

●	whether the final study results will vary from preliminary study results that we may announce;

●	our expectations as to future financial performance, expense levels and capital sources;

●	our ability to attract and retain key personnel; and

●	our ability to raise capital.

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

CORPORATE INFORMATION

On January 6, 2020, we changed our corporate name from Atossa Genetics Inc. to Atossa Therapeutics, Inc., which reflected our change over time from focusing on breast cancer diagnostics to breast cancer therapeutics. Our corporate website is located at www.atossatherapeutics.com. Information contained on, or that can be accessed through, our website is not a part of this report. We make available, free of charge through our website or upon written request, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other periodic SEC reports, along with amendments to all of those reports, as soon as reasonably practicable after we file the reports with the SEC.

Unless otherwise noted, the term “Atossa Therapeutics”, “Atossa,” the “Company,” “we,” “us,” and “our” refers to Atossa Therapeutics, Inc., a Delaware corporation. We were incorporated in Delaware in April 2009. Our principal executive offices are located at 107 Spring Street, Seattle, Washington 98104, and our telephone number is 206-325-6086.

Our name and logo, Atossa, and Atossa Genetics (stylized) are our registered trademarks. This report also includes additional trademarks, trade names and service marks of third parties, which are the property of their respective owners. You are advised to read this Annual Report on Form 10-K in conjunction with other reports and documents that we file from time to time with the Securities and Exchange Commission (the “SEC”). In particular, please read our definitive proxy statement, which will be filed with the SEC in connection with our 2020 Annual Meeting of Stockholders, our Quarterly Reports on 10-Q and any Current Reports on Form 8-K, and any amendments thereto, that we may file from time to time. You may obtain copies of these reports after the date of this annual report from the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. In addition, the SEC maintains information for electronic filers (including Atossa) at its website www.sec.gov. The public may obtain information regarding the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

PART I

ITEM 1.	BUSINESS

Overview

Company Overview

We are a clinical-stage biopharmaceutical company focused on developing novel proprietary therapeutics and delivery methods for the treatment of breast cancer and other breast conditions. Our lead program is the development of Endoxifen, an active metabolite of tamoxifen which is an FDA-approved drug, to treat and prevent breast cancer in high risk women. Our primary goal is to develop our proprietary oral Endoxifen to reduce mammographic breast density (or, MBD), which is an emerging public health issue affecting over 10 million women in the United States. Studies conducted by others have shown that MBD increases the risk of developing breast cancer and that reducing MBD can reduce the incidence of breast cancer. In December 2019, we contracted with Stockholm South General Hospital to conduct a double-blinded, placebo-controlled Phase 2 study of our oral Endoxifen in approximately 1,000 pre-menopausal women with MBD who will be dosed over six months.

We are also developing oral Endoxifen to potentially treat breast cancer in the “window of opportunity” between diagnosis of breast cancer and surgery and we are currently conducting a Phase 2 study in Australia in this setting. We have successfully completed a Phase 1 study in men, for whom we are evaluating Endoxifen for the treatment and/or reduction of gynecomastia, which is male breast enlargement. We are also developing our proprietary intraductal delivery technology to potentially target the delivery of therapies, including fulvestrant, immunotherapies and Chimeric Antigen Receptor T-cell therapies (CAR-T therapies), close to the site of breast cancer in the breast ducts. A Phase 2 study is being conducted by Johns Hopkins University using our intraductal technology to deliver fulvestrant.

In 2017, we successfully completed our initial Phase 1 placebo-controlled clinical study of our proprietary oral and topical formulations of Endoxifen in 48 healthy women, supporting the continued development of this drug. There were no clinically significant safety signals and no clinically significant adverse events, and both the oral and topical Endoxifen were well tolerated. In the topical arm of the study, low but measurable Endoxifen levels were detected in the blood in a dose-dependent fashion. In the oral arm of the study, participants exhibited dose-dependent Endoxifen levels that met or exceeded the published therapeutic level. The median time for patients in the study who took daily doses of oral Endoxifen to reach steady-state serum levels of Endoxifen was approximately 7 days. Published literature indicates that it can take approximately 50 to 200 days for patients to reach steady-state Endoxifen levels from daily doses of oral tamoxifen.

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

In June 2019, we reported preliminary analysis from our Phase 2 study of proprietary daily topical Endoxifen to reduce MBD, showing significant (p=0.02) and rapid reduction in MBD at the 20mg daily dose level. MBD was reduced by an average of 14.3% in the group applying 20mg daily topical Endoxifen, which was statistically significant (p = 0.02). In the lower dose group (10mg), MBD was reduced by an average of 9.0%, but was not statistically significant. Approximately 70% of participants receiving 20mg topical Endoxifen experienced a reduction in MBD, and of those, the mean reduction in MBD was 27%. Approximately 72 participants eventually developed skin rashes and local irritation. We plan to reevaluate our development strategy for the topical form of Endoxifen, as well as the opportunity to treat gynecomastia with Endoxifen, once we complete the Phase 2 study of oral Endoxifen to reduce MBD.

In February 2020, we applied with the Institutional Review Board and Medical Products Authority to commence our Phase 2 study to reduce MBD, which we anticipate will be open for enrollment in the second quarter 2020.

We are regulated by the FDA under the Federal Drug and Cosmetics Act, as well as by other federal, state and local agencies.

We were incorporated in 2009 and our common stock is currently quoted on The NASDAQ Capital Market under the symbol “ATOS.”

Our Programs Under Development

Endoxifen

Background

Oral tamoxifen has been widely used for over 40 years to both treat and prevent breast cancer. It is a “pro-drug”, in that it must be metabolized into active components (“metabolites”) in order to be effective. One of these active metabolites is endoxifen.  Despite the success of tamoxifen in reducing the risk of estrogen-receptor-positive breast cancer, its systemic side effects have led to generally low acceptance as a therapy to reduce the risk of breast cancer. These systemic side effects relate to estrogen agonist activity on the endometrium and the activation of coagulation pathways, leading to an increased risk of uterine events and thromboembolism. Hot flashes and vaginal symptoms are additional barriers to acceptance.

Up to 50% of breast cancer survivors who are taking tamoxifen do not produce therapeutic endoxifen levels (meaning they are “refractory”) for a number of reasons including that they, due to their genotype, do not have the requisite liver enzymes. Additionally, it can take from 50-200 days for tamoxifen to reach “steady-state” meaning that the drug may be providing little or no benefit for up to several months after starting treatment. By providing endoxifen directly to the body, Atossa's early studies have shown that a steady-state may be achieved in as little as seven days.

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

There were no clinically significant safety signals and no clinically significant adverse events: both the oral and topical Endoxifen were well tolerated. In the topical arm of the study, there were low but detectable Endoxifen levels in the blood in a dose-dependent fashion and in the oral arm of the study participants exhibited dose-dependent Endoxifen levels consistent with published reports of the therapeutic range. The median time for patients in the study to reach the steady-state serum levels of Endoxifen while taking daily doses of oral Endoxifen was approximately seven days. Published literature indicates that it takes approximately 50-200 days for patients to reach steady-state Endoxifen levels when taking daily doses of oral tamoxifen. Finally, the median time for patients in the study to reach the maximum serum level of Endoxifen after taking Atossa’s oral Endoxifen ranged from 4 to 8 hours (depending on dose).  The 4 mg dose of Endoxifen produced a maximum serum level of Endoxifen in 4 to 8 hours at levels above the generally accepted threshold for a therapeutic effect on estrogen-dependent breast cancer.

In September 2019, we completed additional Phase 1 work using our capsule Endoxifen and a new modified-release form of our oral Endoxifen. Study results showed that the capsule and tablet were safe and well-tolerated. The pharmacokinetic profile of the tablet did not meet the desired pharmacokinetic profile. No further development on the tablet is anticipated.

Potential Treatment of MBD

Legislation that has been recently enacted in over 40 states requiring that women be notified if they have MBD. These notifications typically state that women with MBD have a higher risk of developing breast cancer, and that mammography may not be as effective in detecting breast cancer because the MBD can “mask” the detection of cancers. In February 2019, Federal legislation was enacted that requires that the FDA adopt rules requiring that mammography reports include information about breast density and inform women about their breast density.

We estimate that approximately ten million women in the Unites States have MBD, for which there is no FDA-approved treatment. Although oral tamoxifen is approved to prevent breast cancer in “high-risk” women (typically based on responses to a questionnaire), it is used by less than 5% of women with an increased risk of developing breast cancer because of the actual or perceived side effects and risks of tamoxifen. We believe our Endoxifen may provide an option for women to proactively reduce the density of their breasts. Moreover, our Endoxifen may improve mammography accuracy and patient care by unmasking cancerous tumors that are otherwise hidden by breast density. In two separate reports of film-screen mammography, mammographic sensitivity decreased from a level of 85.7%–88.8% in patients with almost entirely fatty tissue to 62.2%–68.1% in patients with extremely dense breast tissue.

Phase 2 Studies

In April 2019, Stockholm South General Hospital in Sweden completed a randomized, double-blinded placebo-controlled Phase 2 study of our topical Endoxifen in women with high MBD. The study was led by principal investigator Dr. Per Hall, MD, Ph.D., Head of the Department of Medical Epidemiology and Biostatistics at Karolinska Institutet. The primary endpoint of this pilot study was to determine if topical Endoxifen reduces individual MBD as measured by mammography. Secondary endpoints included demonstrating safety and tolerability. The primary objective was to determine if topical Endoxifen reduces MBD, and if so by how much, in order to calculate the sample size for statistical significance in a future trial. The study enrolled 90 participants who were equally randomized to three different groups (30 per group): placebo; lower dose topical Endoxifen; and higher dose topical Endoxifen. Participants applied the study drug to each breast daily for a maximum of six months. Each participant received a baseline (pre-treatment) mammogram, and additional mammograms at month 3 and 6, or at the time of study exit. Once the study was completed, all mammograms were interpreted and MBD determined and any changes that occurred per patient recorded.

In June 2019, we reported preliminary analysis from our Phase 2 study of proprietary daily topical Endoxifen to reduce MBD, showing significant (p=0.02) and rapid reduction in MBD at the 20mg daily dose level. MBD was reduced by an average of 14.3% in the group applying 20mg daily topical Endoxifen, which was statistically significant (p = 0.02). In the lower dose group (10mg), MBD was reduced by an average of 9.0%, but was not statistically significant. Approximately 70% of participants receiving 20mg topical Endoxifen experienced a reduction in MBD, and of those, the mean reduction in MBD was 27%. There were no significant differences in systemic endocrine or vascular side effects (for example, hot flashes) in the placebo versus active groups. Systemic side effects were measured using a modified validated symptom questionnaire. Approximately 72 participants eventually developed skin rashes and local irritation and did not complete a full six months of dosing. However, these results which are based on MBD measurements at the time of enrollment in the study and again at the time dosing ended, show that even in those participants who dropped out of the study due to skin reactions Endoxifen reduced MBD in a mean of 55 and 88 days for the 20mg and 10mg groups, respectively. Our initial evaluation indicates that the skin reactions are due to the active pharmaceutical ingredient. We plan to reevaluate our development strategy for the topical form of Endoxifen, as well as the opportunity to treat gynecomastia with Endoxifen, once we complete the Phase 2 study of oral Endoxifen to reduce MBD.

In December 2019, we contracted with Stockholm South General Hospital in Sweden to conduct a Phase 2 study of our oral Endoxifen to reduce MBD. The primary objective of this randomized, double-blinded, placebo-controlled study is to determine if Endoxifen changes MBD compared to placebo and among different doses, with secondary endpoints to assess and characterize safety and tolerability. The study is being led by principal investigator Dr. Per Hall, M.D., Ph.D., Head of the Department of Medical Epidemiology and Biostatistics at Karolinska Institutet. We expect to enroll approximately 1,000 pre-menopausal participants in four groups who will be dosed with our oral Endoxifen for six months. In February 2020, we applied with the Institutional Review Board and Medical Products Authority to commence this study, which we anticipate will be open for enrollment in the second quarter 2020.

Refractory Patients

We are developing oral Endoxifen for breast cancer patients who are refractory to tamoxifen, meaning for whatever reason, tamoxifen is not effectively metabolized into active metabolites. Approximately one million breast cancer patients take tamoxifen to prevent recurrent and new breast cancer; however, up to 50% of those patients are refractory to tamoxifen. We believe our oral Endoxifen may provide an effective treatment supplement or option for these refractory patients because Endoxifen, unlike tamoxifen, does not require liver metabolism. We have not yet begun a Phase 2 study in this patient population.

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

Window of Opportunity

We are also currently conducting a Phase 2 study of our oral Endoxifen in Australia in the window of opportunity between diagnosis of breast cancer and surgery. The study will enroll up to 25 newly-diagnosed patients with ER+ and hormone estrogen-receptor 2 negative (HER2-) stage 1 or 2 invasive breast cancer, requiring mastectomy or lumpectomy. Patients will receive our proprietary oral Endoxifen for at least 14 days from the time of diagnosis up to the day of surgery. The primary endpoint is to determine if the administration of oral Endoxifen reduces the tumor activity as measured by Ki-67 (a measure of cellular proliferation that correlates with tumor growth). The secondary endpoints are safety and tolerability and assessment of the study drug on expression levels of both estrogen and progesterone receptors. The impact on additional markers of cellular activity will also be explored. The Phase 2 study is being conducted on behalf of Atossa by Avance Clinical (formerly CPR Pharma Services Pty Ltd.), Thebarton, SA, Australia. Avance Clinical completed successfully four Phase 1 studies of our oral and topical Endoxifen.

Intraductal Delivery of Therapeutics

We believe intraductal delivery may be useful in delivering CAR-T, immunotherapies and a number of drugs to the ducts in the breast, the site of the majority of early breast cancers. Doing so is intended to provide a therapeutic close to the site of the cancer in the breast tissue while at the same time reducing delivery of the drug to healthy tissue. We must obtain FDA approval of any therapy delivered intraductally, which will require expensive and time-consuming studies in the current regulatory framework. For example, we must complete clinical studies to demonstrate the safety and tolerability of fulvestrant using our delivery method. We may not be successful in completing these studies or obtaining approval from the FDA or other applicable foreign regulatory authority.

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

We are developing a novel method to deliver CAR-T cells or other types of immunotherapy into the milk ducts of the breast for the potential targeted treatment of breast cancer. This approach uses targeted intraductal delivery of either T-cells that have been genetically modified to attack breast cancer cells or various other immune-therapies. We believe this intraductal method has several potential advantages including the reduction of toxicity by limiting systemic exposure of the T-cells or immunotherapy; improved efficacy by placing the T-cells or immunotherapy in direct contact with the target ductal epithelial cells that are undergoing or have undergone malignant transformation; and, lymphatic migration of the CAR-T cells or immunotherapy potentially extending their cytotoxic actions into the regional lymph system, which could limit tumor cell dissemination or metastasis. Moreover, our approach may be more cost effective if lower doses of therapy can be delivered compared to systemic CAR-T. Our approach is in the R&D stage and is currently not FDA approved. We intend to commence studies that will help demonstrate safety and efficacy of this novel approach.

The intraductal delivery of certain pharmaceutical therapeutics in breast cancer clinical trials have demonstrated “that cytotoxic drugs can be safely administered into breast ducts with minimal toxicity” (Zhang B, et al. Chin J Cancer Res. 2014 Oct;26(5):579-87; www.ncbi.nlm.nih.gov/pubmed/25400424). In our program, we plan to remove T cells from a patient and modify them so that they express receptors specific to the patient's particular breast cancer. The T cells, which can then recognize and kill the cancer cells, are then intended to be reintroduced into the patient via natural ducts of the breast using our intraductal delivery technology. Chimeric antigen receptors (or, “CARs” and also known as chimeric immunoreceptors, chimeric T cell receptors, artificial T cell receptors or CAR-T) are engineered receptors, which graft an arbitrary specificity onto an immune effector cell (“T cell”). Typically, these receptors are used to graft the specificity of a monoclonal antibody onto a T cell, with transfer of their coding sequence facilitated by retroviral vectors. The receptors are called chimeric because they are composed of parts from different sources.

We have filed a foundational patent application with respect to the intraductal delivery of CAR-T, and we intend to continue research and development through partnership with leading investigators, institutions, and organizations around the world, bringing our technology and expertise in intraductal delivery together with experts in cancer immunology and T-cell biology.

Fulvestrant

The initial drug we are studying using intraductal delivery is fulvestrant. Fulvestrant is FDA-approved for metastatic breast cancer. It is administered as a monthly injection of two shots, typically into the buttocks, and costs approximately $11,000 per dose.

We are currently conducting a Phase 2 study using intraductal delivery of fulvestrant at Johns Hopkins University. This trial is a Phase 2 study in women with ductal carcinoma in situ (“DCIS”) or Stage 1 or 2 breast cancer (invasive ductal carcinoma) scheduled for mastectomy or lumpectomy within 30 to 45 days. This study is assessing the safety, tolerability, cellular activity and distribution of fulvestrant when delivered directly into breast milk ducts of these patients compared to those who receive the same drug by intramuscular injection. Of the 30 patients required for full enrollment, six will receive the standard intramuscular injection of fulvestrant and 24 will receive fulvestrant using intraductal technology.

The primary endpoint of the clinical trial is to compare the safety, tolerability and distribution of fulvestrant between the two routes of administration (intramuscular injection or through our intraductal technology). The secondary endpoint of the study is to determine if there are changes in the expression of Ki-67 as well as estrogen and progesterone receptors between a pre-fulvestrant biopsy and post-fulvestrant surgical specimens. Digital breast imaging before and after drug administration in both groups will also be performed to determine the effect of fulvestrant on any lesions as well as breast density of the participant.

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

We own several pending patent applications directed to treatment of breast conditions, including cancer, by intraductal administration of therapeutics and may file additional patent applications.

Markets

Potential Market Opportunities

We believe that, based in part on a January 2017 study by Defined Health Inc. (now called Cello Health Bioconsulting), a leading market research firm, the potential U.S. market for intraductal administration of fulvestrant or similar drugs in DCIS patients is up to $800 million annually. This estimate includes treatment of DCIS patients prior to surgery as well as patients who would use intraductal treatment as an alternative to surgery. We believe that the potential U.S. market for our Endoxifen in the treatment and prevention settings is up to $1 billion annually.

The Breast Cancer and Related Markets

The American Cancer Society (“ACS”) estimates that in 2020, 276,480 women will be diagnosed with breast cancer in the U.S. Every two minutes an American woman is diagnosed with breast cancer and 42,170 die each year. Although about 100 times less common than in women, breast cancer also affects men. The ACS estimates that the lifetime risk of men getting breast cancer is about 1 in 1,000; 2,620 new cases of invasive breast cancer will be diagnosed in 2020; and 520 men will die from breast cancer in 2020.

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

As of December 31, 2019, we had cash and cash equivalents of $12,581,136. Our capital raising activity in 2018 and 2019 consisted of the following (all share and per-share amounts in this report have been adjusted to reflect the 1:12 reverse stock split we effectuated on April 20, 2018):

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

2019 Financing Activities

In March 2019, the Company received approximately $11.3 million from exercises of the 2018 Warrants. As a result of the warrant exercises, the Company cancelled approximately 2.8 million warrants and issued approximately 2.8 million shares of common stock.

Research and Development Phase

All of our programs are in the pre-clinical or clinical research and development phase. Research and development costs are generally expensed as incurred. Our research and development expenses include, for example, manufacturing expenses for our drugs under development, expenses associated with clinical studies and associated salaries and benefits. Research and development expenses for the years ended December 31, 2019 and 2018 were $6,645,417 and $4,209,981, respectively.

Intellectual Property

Our owned patents and patent applications are directed to Endoxifen and Fulvestrant, and immunotherapies such as CAR-T therapy. We commonly seek patent claims directed to compositions of matter to therapeutics, including Endoxifen, Fulvestrant, and other Selective Estrogen Receptor Modulators (SERMs), Selective Estrogen Receptor Downregulators (SERDs), and Aromatase Inhibitors (AI), as well as methods of using such compositions. When appropriate, we also seek claims to related technologies, such as treatment methods via transpapillary and intraductal delivery of therapeutics to breast ducts of an individual. For each of our products, we filed and expect to file multiple patent applications. As of February 29, 2020, based on a review of our patent estate, we own 6 issued US patents and 40 pending patent applications (7 in the U.S., and 33 international applications) directed to our programs on Endoxifen, Fulvestrant, CAR-T therapeutics and intraductal delivery of therapeutics using devices such as microcatheters. In addition, we hold patents and patent applications directed to devices, including those covering our ForeCyte, FullCyte and Acueity devices, kits, various test compositions and methods of using them that are no longer core to our business or have short patent terms remaining on them. As a pure-play pharmaceutical company, we are not developing or commercializing any of our medical devices, including our breast aspirator devices, transportation kits, tools for breast surgeons, and nipple aspirate fluid (NAF) cytology tests or methods of using such devices, kits or tests nor do we maintain an inventory of our medical devices. We continue to evaluate our patent portfolio on an ongoing basis and, as a clinical-stage pharmaceutical company, no longer file, prosecute, maintain, or defend our patents and patent applications directed to any of our medical devices, kits, tests, and compositions not core to our business or to methods of using the foregoing due to short patent term remaining on them and changed business goals.

As of February 29, 2020, the following are the estimated number of patents(2) related to our programs.

	Pending Applications(1, 2, 4)		Approximate Expiry Date(3)
	U.S.	International
Endoxifen Program	6	29	2034 - 2037
Fulvestrant Program	4	18	2034 - 2037
Immunotherapy/CAR-T Program	1	8	2037 - 2038

1 Each patent application includes at least one claim directed to a listed therapeutic/program.

2 The patent counts in the table above are greater than the total numbers of the patent applications in the Atossa portfolio as the patent counts in the table above reflect that a patent application may have claims directed to more than one type of therapeutic/program.

3 The patent counts and the approximate expiry dates disclosed herein and in our patent estate are subject to change, for example, in the event of changes in the law, post-grant patent challenges, or legal rulings affecting our patents and applications or if we become aware of new information or amend our business goals. The standards that the U.S. Patent and Trademark Office, or USPTO, and foreign patent offices use to grant patents are not always applied predictably or uniformly and can change. Consequently, our pending patent applications may not be allowed and, if allowed, may not contain the type and extent of patent claims that will be adequate to conduct our business as planned. Additionally, any issued patents we currently own or obtain in the future may have a shorter patent term than expected or may not contain claims that will permit us to stop competitors from using our technology or similar technology or from copying our products.

4 The standards that the U.S. Patent and Trademark Office, or USPTO, and foreign patent offices use to grant patents are not always applied predictably or uniformly and can change. Consequently, our pending patent applications may not be allowed and, if allowed, may not contain the scope, type and extent of patent claims that will be adequate to conduct our business as planned. Additionally, any issued patents we currently own or obtain in the future may have a shorter patent term than expected or may not contain claims that will permit us to stop competitors from using our technology or similar technology or from copying our product.

Atossa and Atossa Genetics (stylized) are our registered trademarks.

Manufacturing, Clinical Studies and Associated Operations

Our drug development strategy utilizes third party contractors for the procurement and manufacture, as applicable, of raw materials, active pharmaceutical ingredients and finished drug products, as well as for storage, and distribution of our products and associated supply chain operations. We also plan to rely on third parties to conduct nonclinical and clinical studies of our drugs and intraductal technology under development. As our development programs advance, we expect that our manufacturing, pre-clinical and clinical studies, and related operational requirements will correspondingly increase. Each third-party contractor undergoes a qualification process by Atossa subject matter experts prior to signing any service agreement and initiating any third-party work.

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

We believe our operational strategy of utilizing qualified contractors and suppliers in the foregoing manner allows us to direct our financial and managerial resources to development and commercialization activities, rather than to the establishment and maintenance of manufacturing and clinical infrastructure.

Government Regulation

Drug Regulations

We are subject to extensive regulation by the FDA and other federal, state, and local regulatory agencies. The Federal Food, Drug, and Cosmetic Act, or the FDCA, and its implementing regulations set forth, among other things, regulations for the execution of clinical studies, and the requirements for the testing, development, manufacture, quality control, safety, effectiveness, approval, labeling, storage, record keeping, reporting, distribution, import, export, advertising and promotion of our products. Our activities in other countries will be subject to regulation that is similar in nature and scope as that imposed in the U.S., although there can be important differences. Additionally, some significant aspects of regulation in the E.U. are addressed in a centralized procedure through the Europe Medicines Agency (EMA) and the European Commission, but country-specific regulation by the competent authorities of the E.U. member states remains essential in many respects.

U.S. Regulations

In the U.S., the FDA regulates drugs under the FDCA and its implementing regulations, through review and ultimately approval of the New Drug Applications (NDAs). NDAs require extensive studies and submission of a large amount of data by the applicant, which is an amalgamation of data obtained under Investigational New Drug Application (INDs) and other supporting available information.

Drug Development

Nonclinical Testing: Before testing any compound in human subjects in the U.S., extensive nonclinical data is required. Nonclinical testing generally consists of  toxicological and pharmacological studies in animals. Studies must be performed in compliance with the FDA’s GLP regulations and the U.S. Department of Agriculture’s Animal Welfare Act.

IND Application: In nearly all cases, human clinical trials in the U.S. cannot commence until an IND is submitted to the FDA for review and a “Safe to Proceed” letter has been provided to the sponsor. The sponsor must prepare a dossier of information that includes the results of nonclinical studies; detailed drug manufacturing information and test results; and proposed clinical studies, design and development strategy. The FDA then evaluates if there is an adequate basis for testing the drug in an initial (human) clinical study. Unless the FDA raises concerns, the IND application becomes effective 30 days following its receipt by the FDA at which time written notification is provided. Once human clinical trials have commenced, the sponsor is obligated to report serious side and unexpected effects to the FDA. The FDA may suspend a clinical trial by placing it on “clinical hold” if the FDA has concerns about the safety of the product being tested, subject risks, investigator actions, related product information or for other reasons.

Clinical Trials: Clinical trials involve the administration of the drug to healthy human volunteers or to patients, under the supervision of a qualified investigator according to a vetted and approved protocol.

The conduct of clinical trials is subject to extensive regulation, including compliance with the FDA’s bioresearch monitoring regulations and GCP, requirements, which establish standards for conducting, recording data from and reporting the results of, clinical trials, and are intended to assure that the data and reported results are credible and accurate, and that the rights, safety, and well-being of study participants are protected. Clinical trials must be conducted under written and approved protocols that detail the study objectives, parameters for monitoring safety, and the efficacy criteria, if any, to be evaluated. Each protocol is reviewed by the FDA as part of the IND application. In addition, each clinical trial must be reviewed, approved, and conducted under the auspices of an institutional review board, or IRB, at the institution conducting the clinical trial. Companies sponsoring the clinical trials, investigators, and IRBs also must comply with regulations and guidelines for obtaining informed consent from the study subjects, complying with the protocol and investigational plan, adequately monitoring the clinical trial and timely reporting adverse events. Foreign studies conducted under an IND application must meet the same requirements that apply to studies being conducted in the U.S. Data from a foreign study not conducted under an IND application may be submitted in support of an NDA if the study was conducted in accordance with GCP and the FDA is able to validate the data.

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

Drug Approval

Assuming successful completion of the required clinical testing, the results of the preclinical studies and of the clinical trials, together with other detailed information, including information on the manufacture and composition of the investigational product, are submitted to the FDA in the form of an NDA requesting approval to market the product for one or more indications. The testing and approval process requires substantial time, effort and financial resources. Submission of an NDA requires payment of a review user fee to the FDA, which was $2,942,965 for fiscal year 2020. The FDA will review the application and may deem it to be inadequate to support commercial marketing, and there can be no assurance that any product approval will be granted on a timely basis, if at all. The FDA may also seek the advice of an advisory committee, typically a panel of clinicians practicing in the field for which the product is intended, for review, evaluation and a recommendation as to whether the application should be approved. The FDA is not bound by the recommendations of the advisory committee.

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

Further, the EU has recently adopted a comprehensive overhaul of its data protection regime from the current national legislative approach to a single European Economic Area Privacy Regulation, the General Data Protection Regulation 2016/679/EU (“GDPR”), which came into effect in May 25, 2018. The GDPR extends the scope of the EU data protection law to all foreign companies controlling, processing, and/or using data of EU residents. It imposes a strict data protection compliance regime with severe penalties of up to the greater of 4% of worldwide turnover and €20 million and includes new rights such as the “right to be forgotten” and “portability” of personal data, with more onerous requirements related to pseudo-anonymization and anonymization of personal data. Further, the scope of “personal data” has been expanded to include genetic data, and data concerning health and adverse event reporting from clinical trials.

Privacy and Security of Health Information and Personal Information; Standard Transactions

We are subject to state and federal laws and implementing regulations relating to the privacy and security of the medical information of the patients it treats. The principal federal legislation is part of HIPAA. Pursuant to HIPAA, the Secretary of the Department of Health and Human Services, or HHS, has issued final regulations designed to improve the efficiency and effectiveness of the healthcare system by facilitating the electronic exchange of information in certain financial and administrative transactions, while protecting the privacy and security of the patient information exchanged. International regulations (such as the current Directive 95/46/EC and the GDPR and their implementing regulations) also provide privacy protection to clinical trial participants of their personal health care information. We take appropriate steps to protect the privacy of our clinical study participants.

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

Compliance Program

Compliance with government rules and regulations is a significant concern throughout the industry, in part due to evolving interpretations of these rules and regulations. We seek to conduct our business in compliance with all statutes and regulations applicable to our operations. To this end, we have established a compliance program that reviews for regulatory compliance procedures, policies, and facilities throughout our business. Failure to comply with applicable requirements may subject us to administrative or judicial sanctions, such as clinical holds, refusal of regulatory authorities to approve or authorize pending product applications, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, monetary penalties, injunctions and/or criminal prosecution.

Legal Proceedings

See “PART I, ITEM 3. LEGAL PROCEEDINGS” in this Annual Report, which is incorporated into this PART I, ITEM 1 by this reference.

Employees

As of the date of filing this report, we employ two executive officers, two full-time employees and two part-time employees. We expect that we will hire more employees as we expand.

Executive officers

The names of our executive officers and their ages as of December 31, 2019 are as follows:

Name	Age	Position
Executive Officers:
Steven C. Quay, M.D., Ph.D.	69	Chairman of the Board, President and Chief Executive Officer
Kyle Guse, Esq., CPA (inactive)	56	Chief Financial Officer, General Counsel and Secretary

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

We were incorporated in Delaware in April 2009. Initially, our operations were focused on establishing our CLIA-certified laboratory, commercializing our ForeCYTE and FullCYTE Breast Aspirators and manufacturing our intraductal microcatheters. In December 2015, we sold our laboratory, ceased generating revenue, ceased developing and commercializing our medical devices, kits, and tests, and refocused our business on the development of novel therapeutics and delivery methods for the treatment of breast cancer and other breast conditions. Because of our limited operating history, particularly in the area of pharmaceutical development, our revenue and income potential is uncertain and cannot be based on prior results. Any evaluation of our business and prospects must be considered in light of these factors and the risks and uncertainties often encountered by companies in the development stage. Some of these risks and uncertainties include our ability to:

●	commence, execute and obtain successful results from our clinical studies;

●	obtain regulatory approvals in the U.S. and elsewhere for our pharmaceuticals and intraductal microcatheters we are developing;

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

We may not continue as a going concern.

We have not yet established an ongoing source of revenue sufficient to cover operating costs and allow us to continue as a going concern. The auditor's opinion on our audited financial statements for the year ended December 31, 2019 includes an explanatory paragraph stating that our recurring losses from operations and accumulated deficit raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on obtaining adequate capital to fund operating losses until we become profitable. If we are unable to obtain adequate capital, we may be unable to develop and commercialize our product offerings or geographic reach and we could be forced to cease operations.

If we do not raise additional capital, we anticipate liquidity issues in the next six to nine months.

For the year ended December 31, 2019, we incurred a net loss of $17,239,777 and we had an accumulated deficit of $94,071,040. As of the date of filing this Annual Report, we expect that our existing resources will be sufficient to fund our planned operations for at least the next six to nine months. We have not yet established an ongoing source of revenue sufficient to cover our operating costs and allow us to continue as a going concern. Our ability to continue as a going concern is dependent on obtaining adequate capital to fund operating losses until we become profitable. We currently have no other products and services approved for commercialization. We may not receive or maintain regulatory clearance for our products and other sources of capital may not be available when we need them or on acceptable terms. If we are unable to raise in a timely fashion the amount of capital we anticipate needing, we would be forced to curtail or cease operations.

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

Failure to raise additional capital as needed could adversely affect us and our ability to develop our products.

We expect to spend substantial amounts of capital to:

●	develop our pharmaceutical and microcatheter-based intraductal therapeutics delivery programs;

●	perform clinical studies for the pharmaceuticals and microcatheter-based delivery methods we are developing;

●	continue our research and development activities to advance our product pipeline; and

●	obtain clinical supplies of the pharmaceuticals and microcatheters for the programs we are developing.

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

We have a limited operating history and have incurred net losses each year. Our net loss for the year ended December 31, 2019 was $17,239,777. We will continue to incur further losses in connection with research and development costs for development of our programs, including ongoing and additional clinical studies.

Our business may be affected by legal proceedings.

We have been in the past, and may become in the future, involved in legal proceedings. For example, on October 10, 2013, a securities class action complaint was filed against us, certain of our directors and officers and the underwriters from our initial public offering. This action was purportedly brought on behalf of a class of persons and entities who purchased our common stock between November 8, 2012 and October 4, 2013, inclusive, and sought damages of an unspecified amount. On March 23, 2018, the parties filed a stipulation of settlement with the court to settle the matter for $3.5 million, completely funded by defendants’ insurers, and on July 20, 2018 the Court approved the settlement. This case is considered closed.

You should carefully review and consider the various disclosures we make in our reports filed with the SEC regarding legal matters that may affect our business. Civil and criminal litigation is inherently unpredictable and outcomes can result in excessive verdicts, fines, penalties and/or injunctive relief that can affect how we operate our business. Monitoring and defending against legal actions, whether or not meritorious, and considering stockholder demands, is time-consuming for our management and detracts from our ability to fully focus our internal resources on our business activities. In addition, legal fees and costs incurred in connection with such activities may be significant. We cannot predict with certainty the outcome of any legal proceeding in which we become involved, and it is difficult to estimate the possible costs to us stemming from these matters. Settlements and decisions adverse to our interests in legal actions could result in the payment of substantial amounts and could have a material adverse effect on our cash flow, results of operations, and financial position.

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

We may not succeed in achieving commercial market acceptance of any of our products. In order to gain market acceptance for the drugs and microcatheters-based intraductal therapeutics delivery technique under development, we will need to demonstrate to physicians and other healthcare professionals the benefits of these therapies including the clinical and economic application for their particular practice. Many physicians and healthcare professionals may be hesitant to introduce new services or techniques into their practice for many reasons, including lack of time and resources, the learning curve associated with the adoption of such new services or techniques into already established procedures, and the uncertainty of the applicability or reliability of the results of a new product. In addition, the availability of full or even partial payment for our products and tests, whether by third-party payors (e.g., insurance companies), or the patients themselves, will likely heavily influence physicians’ decisions to recommend or use our products.

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

Compounds and methods that appear promising in research and development may fail to reach later stages of development for a number of reasons, including, among others, that clinical trials may take longer to complete than expected or may not be completed at all, and top-line or preliminary clinical trial data reports may ultimately differ from actual results once data are more fully evaluated.

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

●

nonclinical or clinical testing requiring significantly more time than expected, resources or expertise than originally expected and inadequate financing, which could cause clinical trials to be delayed or terminated;

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

For example, some participants in the Phase 2 MBD study we conducted in Stockholm, Sweden despite showing reduced MBD as a result of using our topical Endoxifen exited the study before completing a full six months of dosing because of skin irritation and rashes.

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

Obtaining regulatory approval requires substantial time, effort and financial resources, and we may not be able to obtain approval of any of our products on a timely basis, or at all. The number, size, design, and focus of preclinical and clinical trials that will be required for approval by the FDA, the EMA, or any other foreign regulatory agency varies depending on the compound, the disease or condition that the products are designed to address and the regulations applicable to any particular products. Preclinical and clinical data can be interpreted in different ways, which could delay, limit or preclude regulatory approval. The FDA, the EMA, and other foreign regulatory agencies can delay, limit, or deny approval of a product for many reasons, including, but not limited to:

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

We may in the future decide to seek accelerated approval pathway for our products. The FDA may grant accelerated approval to a product designed to treat a serious or life-threatening condition that provides meaningful therapeutic benefit over available therapies upon a determination that the product has an effect on a surrogate endpoint or intermediate clinical endpoint that is reasonably likely to predict clinical benefit. A surrogate endpoint under an accelerated approval pathway may be used in cases in which the advantage of a new drug over available therapy may not be a direct therapeutic advantage, but is a clinically important improvement from a patient and public health perspective. There can be no assurance that the FDA will agree that any endpoint we suggest with respect to any of our drug candidates is an appropriate surrogate endpoint. Furthermore, there can be no assurance that any application will be accepted or that approval will be granted. Even if a product candidate is granted accelerated approval, such accelerated approval is contingent on the sponsor’s agreement to conduct one or more post-approval confirmatory trials. Such confirmatory trial(s) must be completed with due diligence and, in some cases, the FDA may require that the trial(s) be designed and/or initiated prior to approval. Moreover, the FDA may withdraw approval of a product candidate or indication approved under the accelerated approval pathway for a variety of reasons, including if the trial(s) required to verify the predicted clinical benefit of a product candidate fails to verify such benefit or does not demonstrate sufficient clinical benefit to justify the risks associated with the drug, or if the sponsor fails to conduct any required post-approval trial(s) with due diligence.

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

In addition, we depend on medical institutions and CROs (together with their respective agents) to conduct clinical trials and associated activities in compliance with GCP and data privacy standards such as HIPAA, California Consumer Privacy Acts (“CCPA”), and GDPR and in accordance with our timelines, expectations and requirements. We are substantially dependent on Johns Hopkins University for the clinical study they are conducting for us using microcatheters to intraductally deliver fulvestrant and we will be substantially dependent on the organizations conducting the clinical trials of our proprietary Endoxifen. To the extent any such third parties are delayed in achieving or fail to meet our clinical trial enrollment expectations, fail to conduct our trials in accordance with GCP, patient and data privacy standards such as HIPAA or study protocol or otherwise take actions outside of our control or without our consent, our business may be harmed. Furthermore, we conduct clinical trials in foreign countries, subjecting us to additional risks and challenges, including, patient and data privacy standards such as GDPR and in particular, as a result of the engagement of foreign medical institutions and foreign CROs, who may be less experienced with regard to regulatory matters applicable to us and may have different standards of medical care.

With regard to certain of the foregoing clinical trial operations and stages in the manufacturing and distribution chain of our compounds, we rely on vendors. In most cases we use a primary vendor and have identified, in some cases, secondary vendors. In particular, our current business structure contemplates, at least in the foreseeable future, use of a primary commercial supplier for Endoxifen drug substance. The use of primary vendors for core operational activities, such as, manufacturing, the resulting lack of diversification, expose us to the risk of a material interruption in service related to these primary, outside vendors. As a result, our exposure to this concentration risk could harm our business.

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

Such consequences could have a significant impact on our business, financial condition, operating results, or prospects.

We may encounter delays in our clinical trials, or may not be able to conduct our trials timely.

Clinical trials are expensive and subject to regulatory approvals. Potential trial delays may arise from, but are not limited to:

●	the effects of the ongoing coronavirus pandemic, including access to clinical trial sites both by patents and our clinical research organizations;

●	failure to obtain on a timely basis, or at all, approval from the applicable institutional review board or ethics committee to open a clinical study;

●	lower than anticipated patient enrollment for reasons such as existing conditions, eligibility criteria or if patients perceive a lack of benefit to enroll in the study for whatever reason;

●	delays in reaching agreements on acceptable terms with prospective CROs; and

●	failure of Johns Hopkins University, CROs, or other third parties to effectively and timely monitor, oversee, and maintain the clinical trials.

Our products and services may expose us to possible litigation and product liability claims.

Our business may expose us to potential product liability risks inherent in the testing, marketing, and processing personalized medical products, particularly those products and services we offered prior to shifting our focus on pharmaceutical development. Product liability risks may arise from, but are not limited to:

●	failure of microcatheters to inject a sufficient amount of drug, CAR-T or other immunotherapy into the desired location, which could lead to ineffective treatment; and

●	adverse events related to drugs and therapies we are developing.

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

Our commercial success will depend, in part, on our ability to obtain additional patents and licenses and protect our existing patent position, both in the U.S. and in other countries, for therapeutics and related technologies, processes, methods, compositions, and other inventions that we believe are patentable all of which provide limited protection and may not adequately protect our rights or permit us to gain or keep any competitive advantage.  As of February 29, 2020, we own 6 U.S. and 40 (7 U.S. and 33 international) pending provisional and non-provisional patent applications. We continue to evaluate the full range of our technologies and file new patent applications.

Our ability to preserve our trade secrets, trademarks and other intellectual property rights is also important to our long-term success. Our success depends in part on obtaining patent protection for our products and processes, preserving trade secrets, patents, copyrights and trademarks, operating without infringing the proprietary rights of third parties, and acquiring licenses for technology or products. If we do not adequately protect our intellectual property, competitors may be able to use our technologies and erode or negate any competitive advantage we may have, which could harm our business and ability to establish or maintain profitability. Patents may also be issued to third parties which could interfere with our ability to bring our therapeutics to market. As the patent and landscape for products for breast disorders, including breast cancers, grows more crowded and becomes more complex we may find it more difficult to obtain patent protection for our products including those related to endoxifen and intraductal delivery of therapeutics, for example using microcatheters.

The laws of some foreign countries do not protect our proprietary rights to the same extent as U.S. laws, and we may encounter significant problems in protecting our proprietary rights in these countries. The patent positions of diagnostic companies and pharmaceutical and biotechnology companies, including our patent position, are generally highly uncertain and particularly after the Supreme Court decisions, Mayo Collaborative Services v. Prometheus Laboratories, 132 S. Ct. 1289 (2012), Association for Molecular Pathology v. Myriad Therapeutics, Inc., 133 S. Ct. 2107 (2013), Alice Corp. v. CLS Bank International, 134 S. Ct. 2347 (2014), and Athena Diagnostics, Inc. v. Mayo Collaborative Servs., LLC, 915 F.3d 743 (Fed. Cir. 2019). Our patent positions also involve complex legal and factual questions, for which important legal principles remain unresolved. No consistent policy regarding the breadth of claims allowed in such companies’ patents has emerged to date in the U.S. Furthermore, in the biotechnology and pharmaceutical fields, courts frequently render opinions that may affect the patentability of certain inventions or discoveries, including opinions that may affect the patentability of methods for diagnostics, personalized medicine, and analysis and comparison of DNA and, therefore, any patents issued to us may be challenged, deemed unenforceable, invalidated or circumvented. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary technologies and any future tests and products are covered by valid and enforceable patents or are effectively maintained as trade secrets. In addition, our patent applications may never issue as patents, and the claims of any issued patents may not afford meaningful protection for our products, technology or tests.

The degree of future protection for our proprietary rights is uncertain, and we cannot ensure that:

●	we or others were the first to make the inventions covered by each of our patent applications;

●	we or others were the first to file patent applications for our claimed inventions;

●	others will not independently develop similar or alternative technologies or duplicate any of our technologies;

●	any of our patent applications will result in issued patents;

●	other parties will not challenge any patents issued to us or any of our patents will be valid or enforceable;

●	any patents issued to us and collaborators will provide a basis for commercially viable therapeutics, will provide us with any competitive advantages or will not be challenged by third parties;

●	the patents of others will not have an adverse effect on our business; or

●	our patents and patent applications or patents and patent applications that we license from others, if any will survive legal challenges, and remain valid and enforceable.

If a third-party files a patent application with claims to a drug we have discovered or developed, a derivation proceeding may be initiated regarding competing patent applications. If a derivation proceeding is initiated, we may not prevail in the derivation proceeding. If the other party prevails in the derivation proceeding, we may be precluded from commercializing our products, or may be required to seek a license. A license may not be available to us on commercially acceptable terms, if at all.

Any litigation proceedings relating to our proprietary technology may fail and, even if successful, may result in substantial costs and distract our management and other employees. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock. Finally, we may not be able to prevent, alone or with the support of our licensors, if any, misappropriation of our trade secrets or confidential information, particularly in countries where the laws may not protect those rights as fully as in the U.S.

Obtaining and maintaining our patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

The USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent process. Periodic maintenance fees, renewal fees, annuity fees, and various other governmental fees on any issued patents and/or applications are due to be paid to the USPTO and foreign patent agencies in several stages over the lifetime of the patents and/or applications. We have systems in place to remind us to pay these fees, and we employ outside firms and rely on our outside counsel to pay these fees. While an inadvertent lapse may sometimes be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, our competitors might be able to enter the market earlier than should otherwise have been the case, which would have a material adverse effect on our business.

Changes in U.S. patent law could diminish the value of patents in general, thereby impairing our ability to protect our products.

As is the case with other biotechnology and pharmaceutical companies, our success is heavily dependent on intellectual property, particularly on obtaining and enforcing patents. Obtaining and enforcing patents in the biotechnology and pharmaceutical industries involve both technological and legal complexity, and is therefore costly, time-consuming and inherently uncertain. In addition, the U.S. has recently enacted and is currently implementing wide-ranging patent reform legislation under the Leahy-Smith America Invents Act, or the America Invents Act, including changes from a “first-to-invent” system to a “first to file” system, changes to examination of U.S. patent applications and changes to the processes for challenging issued patents. These changes include provisions that affect the way patent applications are being filed, prosecuted and litigated. For example, the America Invents Act enacted proceedings involving post-issuance patent review procedures, such as inter partes review, or IPR, and post-grant review and covered business methods. These proceedings are conducted before the Patent Trial and Appeal Board, or PTAB, of the USPTO. Each proceeding has different eligibility criteria and different patentability challenges that can be raised. In this regard, the IPR process permits any person (except a party who has been litigating the patent for more than a year) to challenge the validity of some patents on the grounds that it was anticipated or made obvious by prior art. As a result, non-practicing entities associated with hedge funds, pharmaceutical companies who may be our competitors and others have challenged certain valuable pharmaceutical U.S. patents based on prior art through the IPR process. A decision in such a proceeding adverse to our interests could result in the loss of valuable patent rights which would have a material adverse effect on our business, financial condition, results of operations and growth prospects. In any event, the America Invents Act and any other potential future changes to the U.S. patent system could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business, financial condition, results of operations and growth prospects. Further, recent U.S. Supreme Court rulings have narrowed the scope of patent protection available in certain circumstances and weakened the rights of patent owners in certain situations. In particular, on March 20, 2012, the U.S. Supreme Court issued the Prometheus and Alice decision, holding that several claims drawn to measuring drug metabolite levels from patient samples were not patentable subject matter. The full impact of the Prometheus and Alice decision on diagnostic claims is uncertain. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents once obtained. Depending on decisions by the U.S. Congress, the federal courts, and the USPTO, the laws and regulations governing patents could change in unpredictable ways that could weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future. The standards that courts use to interpret patents are not always applied predictably or uniformly and may evolve, particularly as new technologies develop. In addition, changes to patent laws in the U.S. or other countries may be applied retroactively to affect the validity, enforceability, or term of our patent. For example, the U.S. Supreme Court has modified some legal standards applied by the USPTO in examination of U.S. patent applications, which may decrease the likelihood that we will be able to obtain patents and may increase the likelihood of challenges to patents we obtain or license.

We may not be able to protect our intellectual property rights throughout the world.

Filing, prosecuting and defending patents on our products in all countries throughout the world would be prohibitively expensive. In addition, the laws of some foreign countries do not protect intellectual property rights in the same manner and to the same extent as laws in the U.S. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the U.S. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and further, may export otherwise infringing products to territories where we have patent protection but enforcement of such patent protection is not as strong as that in the U.S. These products may compete with our products and services, and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing with our products.

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

We may be unable to obtain any licenses or other rights to patents, technology, or know-how from third parties necessary to conduct our business and such licenses, if available at all, may not be available on commercially reasonable terms. Others may seek licenses from us for other technology we use or intend to use. Any failure to obtain such licenses could delay or prevent us from developing or commercializing our proposed products, which would harm our business. For example, we may seek to develop our intraductal treatment program by licensing pharmaceuticals, CAR-T cell technology or immunotherapy from a third-party. We may not be able to secure such a license on acceptable terms. Litigation or patent derivation proceedings may need to be brought against third parties, as discussed below, to enforce any of our patents or other proprietary rights, or to determine the scope and validity or enforceability of the proprietary rights of such third parties.

Third-party claims alleging intellectual property infringement may prevent or delay our drug discovery and development efforts.

Our commercial success depends in part on our avoiding infringement of the patents and proprietary rights of third parties, including the intellectual property rights of competitors. There is a substantial amount of litigation, both within and outside the U.S., involving patents and other intellectual property rights in the medical device and pharmaceutical fields, as well as administrative proceedings for challenging patents, including interference and reexamination proceedings before the USPTO or oppositions and other comparable proceedings in various foreign jurisdictions. Recently, the America Invents Act introduced new procedures including inter partes review and post-grant review. The implementation of these procedures brings uncertainty to the possibility of challenges to our patents in the future, including those patents perceived by our competitors as blocking entry into the market for their products, and the outcome of such challenges. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we are developing our products. As the medical device, biotechnology, and pharmaceutical industries expand and more patents are issued, the risk increases that our activities related to our products may give rise to claims of infringement of the patent rights of others.

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

In addition to infringement claims against us, if third parties have prepared and filed patent applications in the U.S. that also claim technology related to our products, we may have to participate in interference proceedings in the USPTO to determine the priority of invention. Third parties may also attempt to initiate reexamination, post-grant review or inter partes review of our patents in the USPTO. We may also become involved in similar proceedings in the patent offices in other jurisdictions regarding our intellectual property rights with respect to our products and technology.

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

Our inadvertent or unintentional failure to comply with the complex government regulations concerning privacy patients, data subjects, and of medical records could subject us to fines and adversely affect our reputation.

Federal privacy regulations, among other things, restrict our ability to use or disclose protected health information in the form of patient-identifiable laboratory data, without written patient authorization, for purposes other than payment, treatment, or healthcare operations (as defined under the Health Insurance Portability and Accountability Act, or HIPAA) except for disclosures for various public policy purposes and other permitted purposes outlined in the privacy regulations. The privacy regulations provide for significant fines and other penalties for wrongful use or disclosure of protected health information, including potential civil and criminal fines and penalties. Although the HIPAA statute and regulations do not expressly provide for a private right of damages, we could incur damages under state laws, for example, California Consumer Privacy Act, to private parties for the wrongful use or disclosure of confidential health information or other private personal information.

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

The collection and use of personal data including personal health data of individuals in the E.U. regardless of citizenship or residence is governed by the provisions of the General Data Protection Regulation 2016/679 (commonly known as GDPR) which came into effect on May 25, 2018 with no transition period, and which has penalties for noncompliance. GDPR supersedes the Directive 95/46/EC of the European Parliament and of the Council of 24 October 1995. GDPR regulates the protection of individuals in E.U. with regard to the processing of personal data and on the free movement of such data within EU and outside the EU and EEA areas. GDPR imposes a number of requirements including an obligation to seek the consent of individuals to whom the personal data relates, the information that must be provided to the individuals, notification of data processing obligations to the competent national data protection authorities of individual E.U. Member States, and the security and confidentiality of the personal data. No personal data may be processed unless this processing is done under one of six lawful bases specified by the regulation (consent, contract, public task, vital interest, legitimate interest or legal requirement). When the processing is based on consent the data subject has the right to revoke it at any time.

Failure to comply with the requirements of GDPR, and the related national data protection laws of the E.U. Member States may result in fines and other administrative penalties, litigation, government enforcement actions (which could include civil and/or criminal penalties), and harm our business. Moreover, patients about whom we or our partners obtain information, as well as the providers who share this information with us, may have contractual rights that may limit our ability to use this information. Claims that we have violated patient’s or any individual’s rights or breached our contractual obligations, even if ultimately we are not found liable, could be expensive and time-consuming to defend, and could result in adverse publicity and harm our business.

If we experience a significant disruption in our information technology systems or breaches of data security, our business could be adversely affected.

We rely on information technology systems to keep financial records, manage our manufacturing operations, fulfill customer orders, capture laboratory data, maintain corporate records, communicate with staff and external parties and operate other critical functions. Our information technology systems are potentially vulnerable to disruption due to breakdown, malicious intrusion and computer viruses or other disruptive events including but not limited to natural disaster. If we were to experience a prolonged system disruption in our information technology systems or those of certain of our vendors, it could negatively impact our ability to serve our customers, which could adversely impact our business. Although we maintain offsite back-ups of our data, if operations at our facilities were disrupted, it may cause a material disruption in our business if we are not capable of restoring function on an acceptable timeframe. In addition, our information technology systems are potentially vulnerable to data security breaches — whether by employees or others — which may expose sensitive data to unauthorized persons. Such data security breaches could lead to the loss of trade secrets or other intellectual property, or could lead to the public exposure of personal information (including sensitive personal information) of our employees, customers and others, any of which could have a material adverse effect on our business, reputation, financial condition and results of operations. In addition, any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, including state data protection regulations and the E.U. GDPR, and other regulations, the breach of which could result in significant penalties. In addition, these breaches and other inappropriate access can be difficult to detect, and any delay in identifying them may lead to increased harm of the type described above.

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

We cannot predict whether future healthcare initiatives will be implemented at the federal or state level or in countries outside of the U.S. in which we may do business, or the effect any future legislation or regulation will have on us. The taxes imposed by the new federal legislation and the expansion in government’s effect on the U.S. healthcare industry may result in decreased profits to us, lower reimbursements by payors for our products or reduced medical procedure volumes, all of which may adversely affect our business, financial condition and results of operations.

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

If our stock price does not satisfy the $1.00 minimum bid price requirement or we otherwise fail to satisfy other continued listing requirements (and such other continued listing requirements may be enhanced during the period our stock price is below the $1.00 minimum bid requirement including a requirement that we maintain at least $5 million in stockholders’ equity rather than the $2.5 million that is typically required for continued listing), we may be delisted from NASDAQ, which could adversely affect our stock price, liquidity, and our ability to raise funding. Our common stock has at times trades below the $1.00 minimum bid requirement, including during the 30 days prior to filing this annual report.

The sale of a substantial number of shares of our common stock into the market may cause substantial dilution to our existing stockholders and the sale, actual or anticipated, of a substantial number of shares of common stock could cause the price of our common stock to decline.

Any actual or anticipated sales of shares by us, holders of our warrants to purchase common stock or other stockholders may cause the trading price of our common stock to decline, including for example, sales of stock pursuant to our At-the-Market financing program we entered into in February 2020. Additional issuances of shares by us may result in dilution to the interests of other holders of our common stock. The sale of a substantial number of shares of our common stock by us, our warrant holders or other stockholders or anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales.

The trading price of our common stock has been, and is likely to continue to be volatile.

Our stock price is highly volatile. During the one year prior to March 26, 2020, our stock price has ranged from $0.76 to $4.26. In addition to the factors discussed in this report, the trading price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

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

If our common stock were to be delisted from trading on The NASDAQ Capital Market and the trading price of the common stock were below $5.00 per share on the date the common stock was delisted, trading in our common stock would also be subject to the requirements of certain rules promulgated under the Exchange Act. Our common stock has generally traded below $5.00 per share, including during the period covered by this annual report. These rules require additional disclosure by broker-dealers in connection with any trades involving a stock defined as a “penny stock” (i.e., generally, any non-exchange listed equity security that has a market price of less than $5.00 per share, subject to certain exceptions) and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors, generally institutions. These additional requirements may discourage broker-dealers from effecting transactions in securities that are classified as penny stocks, which could severely limit the market price and liquidity of such securities and the ability of purchasers to sell such securities in the secondary market.

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

Our Stockholder Rights Agreement, the anti-takeover provisions in our charter documents and Delaware law could delay or prevent a change in control which could limit the market price of our common stock and could prevent or frustrate attempts by our stockholders to replace or remove current management and the current Board of Directors.

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

Risks related to our February 2020 "at-the-market" (ATM) Financing Program

We have broad discretion in the use of our cash and cash equivalents, including the net proceeds we receive in the offering, and may not use them effectively.

Our management has broad discretion to use our cash and cash equivalents, including the net proceeds we receive in the ATM financing, to fund our operations and could spend these funds in ways that do not improve our results of operations or enhance the value of our common stock, and you will not have the opportunity as part of your investment decision to assess whether the net proceeds are being used appropriately. The failure by our management to apply these funds effectively could result in financial losses that could have a material adverse effect on our business, cause the price of our common stock to decline and delay the development of our product candidates. Pending their use to fund our operations, we may invest our cash and cash equivalents, including the net proceeds from this offering, in a manner that does not produce income or that loses value.

Sales of our common stock in the offering, or the perception that such sales may occur, could cause the market price of our common stock to fall.

We may issue and sell shares of our common stock for aggregate gross proceeds of up to $5.0 million from time to time in connection with the offering. The actual number of shares of common stock that may be issued and sold in this offering, as well as the timing of any such sales, will depend on a number of factors, including, among others, the prices at which any shares are actually sold this offering (which may be influenced by market conditions, the trading price of our common stock and other factors) and our determinations as to the appropriate timing, sources and amounts of funding we need. The issuance and sale from time to time of these new shares of common stock, or the mere fact that we are able to issue and sell these shares in this offering, could cause the market price of our common stock to decline.

The ATM Program may not be available when needed and it is not possible to predict the actual number of shares of common stock, if any, that we will sell under the ATM Program, or the gross proceeds resulting from those sales.

Our ability to utilize the ATM Program is subject to a number of conditions, including, for example, that we periodically deliver legal opinions, comfort letters and other documents to Oppenheimer and that the registration statement covering the shares subject to the ATM Program remains effective. In addition, the Company or Oppenheimer may suspend or terminate the offering of common stock being made through Oppenheimer upon proper notice to the other party. Because of these terms, conditions and other requirements, the ATM Program may not be available to us when needed. Subject to certain limitations in the agreement related to the ATM program and compliance with applicable law, we have the discretion to deliver a placement notice to Oppenheimer at any time throughout the term of the agreement. The number of shares that are sold through Oppenheimer after delivering a placement notice will fluctuate based on a number of factors, including the market price of our shares during the sales period, the limits we set with Oppenheimer in any applicable placement notice, and the demand for our shares during the sales period. Because the price per share of each share sold will fluctuate during this offering and because of the other conditions and requirements that must be satisfied when we seek to sell shares, if any, under the ATM Program it is not currently possible to predict the number of shares that will be sold or the gross proceeds to be raised in connection with those sales.

Other Risks

The continued spread of coronavirus globally could adversely impact our operations and clinical trials.

Public health pandemics, epidemics or outbreaks could adversely impact our business. In December 2019, a novel strain of coronavirus (COVID-19) emerged in Wuhan, Hubei Province, China. While initially the outbreak was largely concentrated in China and caused significant disruptions to its economy, it is now considered by the World Health Organization as a pandemic and has spread to many other countries and infections have been reported globally, with a significant number of cases in the Seattle area, which is where we have our headquarters. The extent to which the coronavirus impacts our operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, new information which may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, among others. The continued spread of the COVID-19 could have an adverse impact on our business and our financial results. In particular, the continued spread of the coronavirus globally could adversely impact our operations that are dependent on third-party service providers for a number of critical operational activities including, in particular,

●	regulatory (FDA, MPA, IRB) meetings and approvals could be delayed;

●	our drug supply chain could be interrupted;

●	enrollment in our clinical studies could slow;

●	operations in general could be disrupted with potential infection of employees and consultants and difficulties with a remote work force;

●	quarantines of people and drugs needed for our studies could adversely affect operations;

●	our stock price could be adversely impacted and access to capital could be more challenging; or

●	our ability to access our facilities and timely prepare and file regulatory reports with the SEC.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

As of December 31, 2019, we leased a total of approximately 202 square feet of office space in one location in Seattle, Washington, from WW 107 Spring Street LLC. We believe that our current facilities will be adequate to meet our needs for the next 8 months. This information is incorporated in this report under “PART II, ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Commercial Lease Arrangements.”

ITEM 3.	LEGAL PROCEEDINGS

We are not currently a party to any material legal proceedings.

ITEM 4.	MINE SAFETY DISCLOSURE

Not applicable.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock, par value $0.18 per share, began trading on the NASDAQ Capital Market under the symbol “ATOS” on November 8, 2012.

Stockholders

As of March 24, 2020, there were approximately 33 stockholders of record of our common stock, one of which is Cede & Co., a nominee for Depository Trust Company, or DTC and approximately 16,000 beneficial holders. All of the shares of common stock held by brokerage firms, banks and other financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC, and are therefore considered to be held of record by Cede & Co. as one stockholder.

Dividends

The Company has never declared or paid any cash dividends on our common stock. We currently intend to retain any future earnings to finance the growth and development of our business.

Issuer Purchases of Securities

We did not repurchase any of our equity securities during the fourth quarter of the year ended December 31, 2019.

Use of Proceeds

Not applicable.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following discussion of the financial condition and results of operations should be read in conjunction with the consolidated financial statements and the related notes included elsewhere in this Annual Report. This discussion contains forward-looking statements, which are based on assumptions about the future of the Company's business. The actual results could differ materially from those contained in the forward-looking statements. Please read “Forward-Looking Statements” included elsewhere in this report for additional information regarding forward-looking statements.

Company Overview

We are a clinical-stage biopharmaceutical company focused on developing novel proprietary therapeutics and delivery methods for the treatment of breast cancer and other breast conditions. Our lead program is the development of Endoxifen, an active metabolite of tamoxifen which is an FDA-approved drug, to treat and prevent breast cancer in high risk women. Our primary goal is to develop our proprietary oral Endoxifen to reduce mammographic breast density (or, MBD), which is an emerging public health issue affecting over 10 million women in the U.S. Studies conducted by others have shown that MBD increases the risk of developing breast cancer and that reducing MBD can reduce the incidence of breast cancer. In December 2019, we contracted with Stockholm South General Hospital to conduct a double-blinded, placebo-controlled Phase 2 study of our oral Endoxifen in approximately 1,000 pre-menopausal women with MBD who will be dosed over six months.

We are also developing oral Endoxifen to potentially treat breast cancer in the “window of opportunity” between diagnosis of breast cancer and surgery and we are currently conducting a Phase 2 study in Australia in this setting. We have successfully completed a Phase 1 study in men, for whom we are evaluating Endoxifen for the treatment and/or reduction gynecomastia, which is male breast enlargement. We are also developing our proprietary intraductal delivery technology to potentially target the delivery of therapies, including fulvestrant, immunotherapies and Chimeric Antigen Receptor T-cell therapies (CAR-T therapies), close to the site of breast cancer in the breast ducts. A Phase 2 study is being conducted by Johns Hopkins University using our intraductal technology to deliver fulvestrant.

In 2017, we successfully completed our initial Phase 1 placebo-controlled clinical study of our proprietary oral and topical formulations of Endoxifen in 48 healthy women, supporting the continued development of this drug. There were no clinically significant safety signals and no clinically significant adverse events, and both the oral and topical Endoxifen were well tolerated. In the topical arm of the study, low but measurable Endoxifen levels were detected in the blood in a dose-dependent fashion. In the oral arm of the study, participants exhibited dose-dependent Endoxifen levels that met or exceeded the published therapeutic level. The median time for patients in the study who took daily doses of oral Endoxifen to reach steady-state serum levels of Endoxifen was approximately seven days. Published literature indicates that it can take approximately 50 to 200 days for patients to reach steady-state Endoxifen levels from daily doses of oral tamoxifen.

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

In June 2019, we reported preliminary analysis from our Phase 2 study of proprietary daily topical Endoxifen to reduce MBD, showing significant (p=0.02) and rapid reduction in MBD at the 20mg daily dose level. MBD was reduced by an average of 14.3% in the group applying 20mg daily topical Endoxifen, which was statistically significant (p = 0.02). In the lower dose group (10mg), MBD was reduced by an average of 9.0%, but was not statistically significant. Approximately 70% of participants receiving 20mg topical Endoxifen experienced a reduction in MBD, and of those, the mean reduction in MBD was 27%. We plan to reevaluate our development strategy for the topical form of Endoxifen, as well as the opportunity to treat gynecomastia with Endoxifen, once we complete the Phase 2 study of oral Endoxifen to reduce MBD.

 In February 2020, we applied to the Institutional Review Board and Medical Products Authority to commence our Phase 2 study to reduce MBD, which we anticipate will be open for enrollment in the second quarter 2020.

We are regulated by the FDA under the Federal Drug and Cosmetics Act, as well as by other federal, state and local agencies.

Research and Development Phase

We are in the research and development phase and are not currently marketing any products. We do not anticipate generating revenue unless and until we develop and launch our pharmaceutical programs.

Commercial Lease Agreements

On November 1, 2018, the Company entered into an operating lease to pay $3,660 monthly rent for a term of 22 months with WW 107 Spring Street LLC to lease office space at 107 Spring Street, Seattle, Washington.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses. On an ongoing basis, we evaluate these estimates and judgments, including those described below. We base our estimates on our historical experience and on various other assumptions that we believe to be reasonable under the circumstances. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results and experiences may differ materially from these estimates.

While our significant accounting policies are more fully described in Note 3 to our consolidated financial statements, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating our reported financial results and affect the more significant judgments and estimates that we use in the preparation of our consolidated financial statements.

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

Results of Operations

Comparison of Years Ended December 31, 2019 and 2018

Revenue and Cost of Revenue:

For the years ended December 31, 2019 and 2018, we have no source of sustainable revenue and no associated cost of revenue.

Operating Expenses: Total operating expenses were $17,265,000 for the year ended December 31, 2019, which is an increase of $5,831,000 or 51%, from the year ended December 31, 2018. Operating expenses for 2019 consisted of research and development (R&D) expenses of $6,645,000 and general and administrative (G&A) expenses of $10,620,000. Operating expenses for 2018 consisted of R&D expenses of $4,210,000, and G&A expenses of $7,224,000. The basis for the increased operating expenses in 2019 is explained below.

Research and Development Expenses: R&D expenses for the year ended December 31, 2019, were $6,645,000, an increase of $2,435,000 or 58% from total R&D expenses in 2018 of $4,210,000. The increase in R&D expense is attributed to non-cash stock-based compensation, salaries and clinical trial expenses associated with our Endoxifen program. R&D stock-based compensation expense, which is a non-cash charge, increased approximately $2.3 million during 2019 resulting from the cancellation of the 2018 Liability Options and the 2019 replacement grant of options that were 75% vested and that were granted at fair market value on the date of Board of Directors approval but were in-the-money on the date they were subsequently approved by the stockholders. There were no Liability Option cancellations or in-the-money option grants in the comparable period of 2018. Clinical trial expenses also increased by approximately $250,000 over the same period in 2018.

General and Administrative Expenses: G&A expenses were $10,620,000 for the year ended December 31, 2019, an increase of $3,396,000, or 47% from the total G&A expenses for the year ended December 31, 2018, of $7,224,000. G&A expenses consist primarily of personnel and related benefit costs, facilities, professional services, insurance, and public company related expenses. The increase in G&A expenses for year ended December 31, 2019, is attributed to non-cash stock-based compensation. G&A stock-based compensation expense, which is a non-cash charge, increased approximately $4.0 million during 2019 resulting from the cancellation of the 2018 Liability Options and the 2019 replacement grant of options that were 75% vested and that were granted at fair market value on the date of Board of Directors approval but were in-the-money on the date they were subsequently approved by the stockholders. There were no Liability Option cancellations or in-the-money option grants in the comparable period of 2018. The increase in 2019 expense G&A expense was offset by a reduction in bonus compensation expense of approximately $350,000 as a one-time 2018 bonus was not paid in 2019.

Income taxes: We have incurred net operating losses from inception; we did not record an income tax benefit for our incurred losses for the years ended December 31, 2019 and 2018, due to uncertainty regarding utilization of our net operating carryforwards and due to our history of losses.

Liquidity and Capital Resources

The Company has incurred net losses and negative operating cash flows since inception. For the year ended December 31, 2019, the Company recorded a net loss of approximately $17.2 million and used approximately $9.1 million of cash in operating activities. As of December 31, 2019, the Company had approximately $12.6 million in cash and cash equivalents and working capital of approximately $13.0 million. Management believes the currently available funding will only be sufficient to finance the Company’s operations for six to nine months from the date of these consolidated financial statements depending on the timing and extent of the Company’s clinical trials.

The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. As the Company is currently not generating revenues, continued timely expenditures on trials is important to bring its product(s) to market as soon as able. Management’s plans to obtain such resources for the Company include obtaining capital from the sale of its equity securities, entering into strategic partnership arrangements, potential exercise of outstanding warrants, and short-term borrowings from banks, stockholders or other related parties, if needed. The Company can give no assurances that any additional capital that it is able to obtain, if any, will be sufficient to meet its needs, or that any such capital will be obtained on acceptable terms. The continued spread of COVID-19 and uncertain market conditions may limit the Company’s ability to access capital. If the Company is unable to obtain adequate capital, the Company may be required to reduce the scope, delay, or eliminate some or all of its planned commercial activities. These conditions, in the aggregate, raise substantial doubt as to the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities should the Company be unable to continue as a going concern.

Cash Flows

As of December 31, 2019, we had cash, cash equivalents and restricted cash of $12.7 million.

Net Cash Flows from Operating Activities: Net cash used in operating activities was $9,128,000 for the year ended December 31, 2019, an increase of $166,000, or 2%, compared to net cash used in operating activities for the year ended December 31, 2018 of $8,962,000. The increase in the 2019 period as compared to 2018 resulted primarily from increased spending on clinical trial activities of approximately $250,000.

Net Cash Flows from Investing Activities: Net cash used in investing activities was $8,000 for the year ended December 31, 2019 a decrease of $103,000 or 93%, compared to net cash used in investing activities for the year ended December 31, 2018 of $111,000. The decrease year over year is due to purchases of fixed asset equipment for specific R&D activities and investments in our Company website during 2018 whereas there were no purchases of R&D equipment or investments in our company website during the same period in 2019.

Net Cash Flows from Financing Activities: Net cash provided by financing activities was $11,337,000 for the year ended December 31, 2019, a decrease of $954,000, or 8%, compared to net cash provided by financing activities of $12,291,000, for the year ended December 31, 2018. The 2019 financing activity of $11.3 million was cash received from the exercise of approximately 2.8 million of the warrants issued in the May 2018 financing. In May 2018, we completed a rights offering with net proceeds of $12.3 million.

Funding Requirements

We expect to incur ongoing operating losses for the foreseeable future as we continue to develop our planned therapeutic programs including related clinical studies and other programs in the pipeline. We expect that our existing resources will only be sufficient to fund our planned operations for the next six to nine months from the date of this report. If we meet certain requirements, we may sell securities that are registered on our Form S-3 registration statement (File No. 333-220572), and by raising capital through sales of securities to third parties and existing stockholders, including for example, pursuant to our $5 million ATM financing program we entered into in February 2020 with Oppenheimer & Co.

If we are unable to raise additional capital when needed, however, we could be forced to curtail or cease operations. Our future capital uses and requirements will depend on the time and expenses needed to begin and continue clinical trials for our new drug developments. As mentioned earlier, the COVID-19 outbreak could adversely impact the timing and enrollment of our clinical trials.

Additional funding may not be available to us on acceptable terms or at all. The continued spread of COVID-19 and uncertain market conditions may limit our ability to access capital. In addition, the terms of any financing may adversely affect the holdings or the rights of our stockholders. For example, if we raise additional funds by issuing equity securities or by selling debt securities, if convertible, further dilution to our existing stockholders would result. To the extent our capital resources are insufficient to meet our future capital requirements, we will need to finance our future cash needs through public or private equity offerings, collaboration agreements, debt financings or licensing arrangements.

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

Recently Adopted Accounting Pronouncements:

In the first quarter of 2019, we adopted Accounting Standards Update (“ASU”) No. 2016-02, Lease Accounting: Topic 842 ("Topic 842") and recognized on our Consolidated Balance Sheet $101,000 of lease liabilities with corresponding right-of-use assets for operating leases. The new lease standard requires a lessee to measure its operating lease liabilities at the present value of the remaining minimum lease payments with a discounted cash flow model using the interest rate implicit in the lease. If the implicit interest rate cannot be readily determined, the lessee must use its incremental borrowing rate (“IBR”). If the lessee does not have an IBR, the lessee must use a rate that approximates the rate of interest that the lessee would have to pay to borrow on a collateralized basis over a similar term in an amount equal to the lease payments in a similar economic environment. The implicit interest rate was readily determinable for our copier lease; however, we used an IBR to measure our adoption date operating lease liability related to our office space which represents our estimated borrowing rate on a secured loan collateralized by similar assets for a similar term. The adoption did not have a material impact on the Company's consolidated financial statements. As permitted under the standard, we elected prospective application of the new guidance and prior periods continue to be presented in accordance with Accounting Standards Codification ("ASC") Topic 840. The new standard provides a number of optional practical expedients in transition. We elected the practical expedients to not reassess our prior conclusions about lease identification under the new standard, to not reassess lease classification, to not separate lease and non lease components and to not reassess initial direct costs. We did not elect the practical expedient allowing the use-of-hindsight which would require us to reassess the lease term of our leases based on all facts and circumstances through the effective date and did not elect the practical expedient pertaining to land easements as this is not applicable to our current contract portfolio. See Note 13, Commitments and Contingencies, of the notes to our consolidated financial statements for additional discussion of our leases and the amounts recognized in these consolidated financial statements.

On January 1, 2019, we adopted ASU 2018-08, Not-for-Profit Entities (Topic 958): Clarifying the Scope and the Accounting Guidance for Contributions Received and Contributions Made. This ASU affects not-for-profit entities and business entities that receive or make contributions of cash. The ASU clarifies and improves the scope and accounting guidance to assist entities in evaluating if those transactions should be accounted for as contributions under the scope of Topic 958 or as an exchange transaction subject to other guidance. The adoption did not have any impact on the consolidated financial statements.

Recent Accounting Pronouncements

In August 2018, the Financial Accounting Standards Board ("FASB") issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, to improve the effectiveness of disclosures. The amendments remove, modify, and add certain disclosure requirements in Topic 820, “Fair Value Measurement.” The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. The amendments are effective for fiscal years beginning after December 15, 2019. Early adoption is permitted, including adoption in an interim period. Furthermore, an entity is permitted to early adopt any removed or modified disclosures upon issuance of the update and delay adoption of the additional disclosures until their effective date. We are currently evaluating the effects the adoption of ASU 2018-13 will have on our disclosures.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this item are set forth beginning on page 49 of this report and are incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our chief executive officer and chief financial officer concluded that, as of December 31, 2019, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2019, that has materially affected, or is reasonably likely to materially affect, our disclosure controls and procedures with the exception of the material weakness remediation as described below.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal accounting and financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2019. Because we are a smaller reporting company and a non-accelerated filer, BDO USA LLP, our independent registered public accounting firm, is not required to attest to or issue a report on the effectiveness of our internal control over financial reporting.

Remediation of material weakness

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

During 2018 and 2019, we executed our remediation plan for this material weakness. Our remediation activities included:

 (a) Expanded consultations with third party specialists on complex accounting matters and regulatory filings,

 (b) Enhanced documentation to support a more precise review process, and

 (c) Enhanced monitoring of the review process.

We tested our newly established policies, procedures and control activities designed to address the above-described material weakness, and as a result, we believe that the material weakness was remediated as of December 31, 2019.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding our executive officers is set forth in Item 1 of Part I of this Report under the caption “Executive Officers.”

The information required by this item is incorporated herein by reference to the sections entitled “Proposal No. 1 — Election of Directors,” “Beneficial Owners and Management,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Director Compensation,” “Corporate Governance” and “Board of Directors and Committees” in our definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 15, 2020 (the “Proxy Statement”).

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the sections entitled “Executive Compensation,” “Director Compensation,” “Proposal No. 3 — To approve the Atossa Therapeutics, Inc. 2020 Stock Option and Incentive Plan", and “Corporate Governance”, in our Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by this item is incorporated by reference to the sections entitled “Executive Compensation- Equity Compensation Plan Information" and “Beneficial Owners and Management” in our Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the section entitled “Certain Relationships and Related Party Transactions” and “Corporate Governance” in our Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to the sections entitled “Proposal No. 2 — Ratification of Selection of Independent Registered Public Accounting Firm” in our Proxy Statement.

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

3.	Exhibits

See the Exhibit Index set forth on page 69 of this report.

ITEM 16.	FORM 10-K SUMMARY

Not applicable.

ATOSSA THERAPEUTICS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Atossa Therapeutics, Inc.

Seattle, Washington

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Atossa Therapeutics, Inc. (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and has an accumulated deficit that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Notes 2 and 15. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Seattle, Washington

March 26, 2020

 ATOSSA THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

	As of December 31,	As of December 31,
Assets	2019	2018
Current assets
Cash and cash equivalents	$12,581,136	$10,380,493
Restricted cash	110,000	110,000
Prepaid expenses	862,344	509,833
Research and development tax rebate receivable	739,656	518,098
Other current assets	26,130	30,942
Total current assets	14,319,266	11,549,366

Furniture and equipment, net	34,350	54,487
Intangible assets, net	68,542	99,375
Right-of-use asset	50,479	-
Other assets	17,218	17,218
Total Assets	$14,489,855	$11,720,446

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$293,171	$353,328
Accrued expenses	77,888	177,074
Payroll liabilities	899,420	935,070
Stock-based compensation liability	-	1,410,025
Lease liability	39,371	-
Other current liabilities	12,892	39,939
Total current liabilities	1,322,742	2,915,436
Long term liabilities
Lease liability long term	11,108	-
Total Liabilities	1,333,850	2,915,436

Commitments and contingencies (note 13)

Stockholders' equity
Preferred stock - $0.001 par value; 10,000,000 shares authorized; 671 and 2,379 shares issued and outstanding as of December 31, 2019 and December 31, 2018, respectively	1	2
Additional paid-in capital - Series B convertible preferred stock	670,999	2,378,997
Common stock - $0.18 par value; 175,000,000 shares authorized, and 9,130,984 and 5,846,552 shares issued and outstanding, as of December 31, 2019 and December 31, 2018, respectively	1,643,565	1,052,372
Additional paid-in capital	104,912,480	82,204,902
Accumulated deficit	(94,071,040)	(76,831,263)
Total Stockholders' Equity	13,156,005	8,805,010

Total Liabilities and Stockholders' Equity	$14,489,855	$11,720,446

The accompanying notes are an integral part of these consolidated financial statements.

ATOSSA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,

	2019	2018

Operating expenses
Research and development	$6,645,417	$4,209,981
General and administrative	10,620,008	7,224,252
Total operating expenses	17,265,425	11,434,233
Operating loss	(17,265,425)	(11,434,233)
Other income	25,648	29,299
Loss before income taxes	(17,239,777)	(11,404,934)
Income taxes	-	-
Net loss	$(17,239,777)	$(11,404,934)
Deemed dividends attributable to preferred stock	-	(11,479,308)
Net loss applicable to common shareholders	$(17,239,777)	$(22,884,242)
Loss per common share - basic and diluted	$(2.03)	$(5.50)
Weighted average shares outstanding - basic and diluted	8,496,964	4,157,746

The accompanying notes are an integral part of these consolidated financial statements.

ATOSSA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Series B Convertible Preferred Stock			Common Stock				Total
			Additional			Additional	Accumulated	Stockholders'
	Shares	Amount	Paid-in Capital	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance at December 31, 2017	-	$-	$-	2,651,952	$477,342	$71,887,674	$(65,426,329)	$6,938,687
Issuance of Series B convertible preferred stock and warrants, net of issuance costs of $1,333,449	13,624	14	6,926,778	-	-	5,363,759	-	12,290,551
Allocation of Series B convertible preferred stock to beneficial conversion feature	-	-	(4,782,100)	-	-	4,782,100	-	-
Deemed dividend on Series B convertible preferred stock	-	-	11,479,308	-	-	(11,479,308)	-	-
Conversion of Series B convertible preferred stock to common stock	(11,245)	(12)	(11,244,989)	3,194,600	575,030	10,669,971	-	-
Amortization of commitment shares	-	-	-	-	-	(72,790)	-	(72,790)
Compensation cost for stock options granted	-	-	-	-	-	1,053,496	-	1,053,496
Net loss	-	-	-	-	-	-	(11,404,934)	(11,404,934)
Balance at December 31, 2018	2,379	2	2,378,997	5,846,552	1,052,372	82,204,902	(76,831,263)	8,805,010
Issuance of common stock upon warrant exercise	-	-	-	2,799,188	503,854	10,832,856	-	11,336,710
Conversion of Series B convertible preferred stock to common stock	(1,708)	(1)	(1,707,998)	485,244	87,339	1,620,660	-	-
Compensation cost for stock options granted	-	-	-	-	-	7,102,118	-	7,102,118
Reclassification of stock-based compensation liability upon option cancellation	-	-	-	-	-	3,151,944	-	3,151,944
Net loss	-	-	-	-	-	-	(17,239,777)	(17,239,777)
Balance at December 31, 2019	671	$1	$670,999	9,130,984	$1,643,565	$104,912,480	$(94,071,040)	$13,156,005

The accompanying notes are an integral part of these consolidated financial statements.

ATOSSA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(17,239,777)	$(11,404,934)
Adjustments to reconcile net loss to net cash used in operating activities
Compensation cost for stock options granted	7,102,118	1,053,496
Disposal of assets	5,806	-
Depreciation and amortization	52,789	44,197
Change in fair value of stock-based compensation liability	1,741,919	1,410,025
Changes in operating assets and liabilities:
Prepaid expenses	(352,511)	(258,889)
Research and development tax rebate receivable	(221,558)	(159,821)
Other assets	4,812	74,301
Accounts payable	(60,157)	18,427
Payroll liabilities	(35,650)	150,203
Accrued expenses	(99,186)	86,969
Other current liabilities	(27,047)	24,405
Net cash used in operating activities	(9,128,442)	(8,961,621)

CASH FLOWS FROM INVESTING ACTIVITY
Purchase of furniture and equipment	(7,625)	(110,906)
Net cash used in investing activities	(7,625)	(110,906)

CASH FLOWS FROM FINANCING ACTIVITY

Proceeds from issuance of Series B convertible preferred stock and warrants, net of issuance costs	-	12,290,551
Proceeds from exercise of warrants	11,336,710	-
Net cash provided by financing activities	11,336,710	12,290,551

NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	2,200,643	3,218,024
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING BALANCE	10,490,493	7,272,469
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, ENDING BALANCE	$12,691,136	$10,490,493

SUPPLEMENTAL DISCLOSURES
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$12,581,136	$10,380,493
Restricted cash	110,000	110,000
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$12,691,136	$10,490,493

NONCASH INVESTING AND FINANCING ACTIVITIES
Reclassification of stock-based liability awards to equity upon cancellation	$3,151,944	$-
Amortization of commitment shares	$-	$72,790

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1: NATURE OF OPERATIONS

On January 6, 2020, we changed our corporate name from Atossa Genetics Inc. to Atossa Therapeutics, Inc. Atossa Therapeutics, Inc. (the “Company”) was incorporated on April 30, 2009, in the State of Delaware. The Company was initially formed to develop and market medical devices, laboratory tests and therapeutics to address breast health conditions. The Company’s fiscal year ends on December 31. The Company is currently focused on development of its pharmaceutical and drug delivery programs for the treatment of breast cancer and other breast conditions.

NOTE 2: GOING CONCERN

The Company has incurred net losses and negative operating cash flows since inception. For the year ended December 31, 2019, the Company recorded a net loss of approximately $17.2 million and used approximately $9.1 million of cash in operating activities. As of December 31, 2019, the Company had approximately $12.6 million in cash and cash equivalents and working capital of approximately $13.0 million. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and is currently expending funds in research and development activities that are expected to continue to require funding. Management believes the currently available funding will only be sufficient to finance the Company’s operations for six to nine months from the date of these consolidated financial statements depending on the timing and extent of the Company’s clinical trials.

The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. As the Company is currently not generating revenues, continued timely expenditures on trials is important to bring its product(s) to market as soon as able. Management’s plans to obtain such resources for the Company include obtaining capital from the sale of its equity securities, entering into strategic partnership arrangements, potential exercise of outstanding warrants, and short-term borrowings from banks, stockholders or other related parties, if needed. The Company can give no assurances that any additional capital that it is able to obtain, if any, will be sufficient to meet its needs, or that any such capital will be obtained on acceptable terms. The continued spread of COVID-19 and uncertain market conditions may limit the Company’s ability to access capital. If the Company is unable to obtain adequate capital, the Company may be required to reduce the scope, delay, or eliminate some or all of its planned commercial activities. These conditions, in the aggregate, raise substantial doubt as to the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities should the Company be unable to continue as a going concern.

NOTE 3: SUMMARY OF ACCOUNTING POLICIES

Basis of Presentation:

The accompanying consolidated financial statements have been prepared pursuant to the rules of the Securities and Exchange Commission (“SEC”) and in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The accompanying consolidated financial statements include the financial statements of Atossa Therapeutics, Inc. and its wholly-owned subsidiaries. All significant intercompany account balances and transactions have been eliminated in consolidation.

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

Recently Adopted Accounting Pronouncements:

In the first quarter of 2019, the Company adopted Accounting Standards Update (“ASU”) No. 2016-02, Lease Accounting: Topic 842 ("Topic 842") and recognized on the Consolidated Balance Sheet $101,000 of lease liabilities with corresponding right-of-use assets for operating leases. The new lease standard requires a lessee to measure its operating lease liabilities at the present value of the remaining minimum lease payments with a discounted cash flow model using the interest rate implicit in the lease. If the implicit interest rate cannot be readily determined, the lessee must use its incremental borrowing rate (“IBR”). If the lessee does not have an IBR, the lessee must use a rate that approximates the rate of interest that the lessee would have to pay to borrow on a collateralized basis over a similar term in an amount equal to the lease payments in a similar economic environment. The implicit interest rate was readily determinable for the copier lease; however, the Company used an IBR to measure the adoption date operating lease liability related to the office space which represents the estimated borrowing rate on a secured loan collateralized by similar assets for a similar term. The adoption did not have a material impact on the Company's consolidated financial statements. As permitted under the standard, the Company elected prospective application of the new guidance and prior periods continue to be presented in accordance with Accounting Standards Codification ("ASC") Topic 840. The new standard provides a number of optional practical expedients in transition. The Company elected the practical expedients to not reassess the prior conclusions about lease identification under the new standard, to not reassess lease classification, to not separate lease and non lease components and to not reassess initial direct costs. The Company did not elect the practical expedient allowing the use-of-hindsight which would require us to reassess the lease term of the leases based on all facts and circumstances through the effective date and did not elect the practical expedient pertaining to land easements as this is not applicable to the current contract portfolio. See Note 13, Commitments and Contingencies, of the notes to the consolidated financial statements for additional discussion of the leases and the amounts recognized in these consolidated financial statements.

On January 1, 2019, the Company adopted ASU 2018-08, Not-for-Profit Entities (Topic 958): Clarifying the Scope and the Accounting Guidance for Contributions Received and Contributions Made. This ASU affects not-for-profit entities and business entities that receive or make contributions of cash. The ASU clarifies and improves the scope and accounting guidance to assist entities in evaluating if those transactions should be accounted for as contributions under the scope of Topic 958 or as an exchange transaction subject to other guidance. The adoption did not have any impact on these consolidated financial statements.

Recently Issued Accounting Pronouncements:

In August 2018, the Financial Accounting Standards Board ("FASB") issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, to improve the effectiveness of disclosures. The amendments remove, modify, and add certain disclosure requirements in Topic 820, “Fair Value Measurement.” The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. The amendments are effective for fiscal years beginning after December 15, 2019. Early adoption is permitted, including adoption in an interim period. Furthermore, an entity is permitted to early adopt any removed or modified disclosures upon issuance of the update and delay adoption of the additional disclosures until their effective date. The Company is currently evaluating the effects the adoption of ASU 2018-13 will have on the disclosures.

Research and Development

All research and development costs are expensed as incurred. Research and development costs include amounts paid for clinical research organizations, drug manufacturers, consultants, travel, employee salaries, benefits and stock-based compensation.

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

Furniture and equipment amounted to $185,000 and $216,000 at December 31, 2019 and 2018, respectively. Accumulated depreciation was $151,000 and $162,000 at December 31, 2019 and 2018, respectively. Depreciation expense for the years ended December 31, 2019 and 2018 was $22,000 and $14,000, respectively.

The Company periodically evaluates the carrying value of long-lived assets to be held and used and, if necessary, records impairment losses when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-loved assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal.  For the years ended December 31, 2019 and 2018, no impairment of furniture and equipment was recorded.

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

No impairment charges were recorded during the year ended December 31, 2019 or December 31, 2018.

Amortization of intangible assets is computed using the straight-line method over the estimated useful lives ranging from three to ten years.

Intangible assets amounted to $174,000 and $192,000 at December 31, 2019 and 2018, respectively. Accumulated amortization was $105,000 and $93,000 at December 31, 2019 and 2018, respectively. Amortization expense for the years ended December 31, 2019 and 2018 was $31,000 and $30,000, respectively.

Share-Based Payments

The Company measures and recognizes compensation expense for all share-based payment awards made to employees, non-employee directors, and consultants, including employee stock options. Stock compensation expense is based on the estimated grant date fair value and is recognized as an expense over the requisite service period.  The Company has made a policy election to recognize forfeitures when they occur.

The fair value of each option grant is estimated using the Black-Scholes option-pricing model, which requires assumptions regarding the expected volatility of the stock options, the expected life of the options, an expectation regarding future dividends on the Company’s common stock, and estimation of an appropriate risk-free interest rate. The Company’s expected common stock price volatility assumption is based upon the historical volatility of our stock price. The Company has elected the simplified method for the expected life assumption for stock option grants, which averages the contractual term of the options of ten years with the vesting term, typically one to four years. The dividend yield assumption of zero is based upon the fact that the Company has never paid cash dividends and presently has no intention of paying cash dividends in the future. The risk-free interest rate used for each grant was based upon prevailing short-term interest rates over the expected life of the options.

NOTE 4: RESTRICTED CASH

The Company's restricted cash balance of $110,000 as of December 31, 2019 and 2018, consists entirely of cash pledged as security for the Company’s issued commercial credit cards.

NOTE 5: PREPAID EXPENSES

Prepaid expenses consisted of the following:

	December 31,	December 31,
	2019	2018
Prepaid research and development	$507,733	$218,090
Prepaid insurance	222,476	160,576
Professional services	108,850	110,094
Retainer and security deposits	14,218	16,718
Prepaid rent	4,275	-
Other	4,792	4,355
Total prepaid expenses	$862,344	$509,833

NOTE 6: RESEARCH AND DEVELOPMENT TAX REBATE RECEIVABLE

On May 23, 2017, Atossa formed a wholly-owned subsidiary in Australia called Atossa Genetics AUS Pty Ltd. The purpose of this subsidiary is to perform research and development activities (“R&D”) including our Phase 1 and Phase 2 Endoxifen clinical trials. Australia offers an R&D cash rebate of $0.435 per dollar spent on qualified R&D activities incurred in the country. For the years ended December 31, 2019 and 2018, the Company incurred qualified R&D expenses in Australia of approximately $1,381,000 and $851,000, respectively, and recorded a rebate receivable of approximately $740,000 and $370,000 on those expenses, respectively.  For the years ended December 31, 2019 and 2018, the Company collected R&D cash rebates of $486,550 and $143,763, respectively. At December 31, 2019 and 2018, we had a total R&D rebate receivable of $739,656 and $518,098, respectively.

NOTE 7: PAYROLL LIABILITIES

Payroll liabilities consisted of the following:

	December 31, 2019	December 31, 2018
Accrued bonuses	$646,064	$697,995
Accrued vacation	170,820	160,740
Accrued payroll	82,536	76,335
Total payroll liabilities	$899,420	$935,070

NOTE 8: FAIR VALUE

The carrying amounts of our cash and cash equivalents, restricted cash, research and development tax rebate receivable, accounts payable, and accrued expenses approximate their fair values due to their short-term maturities at December 31, 2019 and 2018.

NOTE 9: STOCKHOLDERS’ EQUITY

The Company is authorized to issue a total of 185,000,000 shares of stock consisting of 175,000,000 shares of common stock, par value $0.18 per share, and 10,000,000 shares of preferred stock, par value $0.001 per share. The Company has designated 750,000 shares of Series A junior participating preferred stock, par value $0.001 per share, 4,000 shares of Series A convertible preferred stock, par value $0.001 per share, and 25,000 shares of Series B convertible preferred stock, par value $0.001 per share, through the filings of certificates of designation with the Delaware Secretary of State. No shares of Series A junior participating preferred stock and no shares of Series A convertible preferred stock are issued and outstanding as of December 31, 2019 and December 31, 2018.

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

Exercise Price. Each warrant represents the right to purchase one share of common stock at an exercise price of $4.05 per share. In addition, the exercise price per share is subject to adjustment for stock dividends, distributions, subdivisions, combinations, or reclassifications, and for certain dilutive issuances. Subject to limited exceptions, a holder of warrants will not have the right to exercise any portion of the warrant to the extent that, after giving effect to the exercise, the holder, together with its affiliates, and any other person acting as a group together with the holder or any of its affiliates, would beneficially own in excess of 4.99% of the number of shares of our common stock outstanding immediately after giving effect to its exercise. The holder, upon notice to the Company, may increase or decrease the beneficial ownership limitation provisions of the warrant, provided that in no event shall the limitation exceed 9.99% of the number of shares of our common stock outstanding immediately after giving effect to the exercise of the warrant.

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

As of December 31, 2019, warrants to purchase a total of 1,070,028 shares of common stock were outstanding. The warrants have an exercise price of $4.05 and expire on May 30, 2022.

Conversion of Series B Convertible Preferred Stock

During the years ended December 31, 2019 and December 31, 2018, certain holders of the Series B convertible preferred stock exercised their conversion option and converted an aggregate of 1,708 and 11,245, shares, respectively into 485,244 and 3,194,600 shares respectively, of the Company's common stock based on the conversion ratio of approximately 284 shares of common stock for each share of Series B convertible preferred stock.

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

The following table summarizes the Company’s calculation of net loss per common share:

	Year Ended December 31,
	2019	2018
Numerator
Net loss	$(17,239,777)	$(11,404,934)
Deemed dividend attributable to preferred stock	-	(11,479,308)
Net loss attributable to common shareholders	$(17,239,777)	$(22,884,242)
Denominator
Weighted average common shares outstanding used to compute net loss per share, basic and diluted	8,496,964	4,157,746
Net loss per share of common stock, basic and diluted:	$(2.03)	$(5.50)

The following table sets forth the number of potential common shares excluded from the calculation of net loss per diluted share, because including them would be anti-dilutive:

	Year Ended December 31,
	2019	2018
Options to purchase common stock	3,013,370	487,941
Series B convertible preferred stock	258,230	774,983
Warrants to purchase common stock	1,637,013	3,054,481
	4,908,613	4,317,405

Refer to Note 15 Subsequent Event that describes the potential issuance of shares under an equity distribution agreement.

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

The Company did not record an income tax benefit for its losses incurred for the years ended December 31, 2019 or 2018, due to uncertainty regarding utilization of its net operating loss carryforwards and due to its history of losses. The benefit for income taxes differs from the benefit computed by applying the federal statutory rate to loss before income taxes as follows:

	Year Ended December 31,
	2019	2018
Expected federal income tax benefit	$(3,620,353)	$(2,395,036)
Stock compensation	661,887	169,957
Other permanent items	154,036	1,616
Other deferred items	1,069,111	-
Effect of change in valuation allowance	1,735,319	2,223,463
Actual federal income tax benefit	$-	$-

The components of net deferred tax assets and liabilities are as follows:

	As of December 31,
	2019	2018
Deferred tax assets
Obsolete inventory	$21,881	$21,881
Accrued vacation	35,872	33,755
Accrued bonuses	5,593	99,666
Stock-based compensation	1,970,789	968,170
Lease obligation	10,601	-
Intangible assets, net	508,289	572,687
Contribution, carryforward	735	707
Net operating loss carryforwards	4,505,111	2,588,401
Capital loss carryforward	-	1,027,111
Other	-	391
Valuation allowance	(7,048,088)	(5,312,769)
Deferred tax asset	$10,783	$-

Deferred tax liabilities
Other	$(182)	$-
Right of use Asset	(10,601)	-
Net deferred tax asset	$-	$-

Based on an assessment of all available evidence including, but not limited to the Company’s limited operating history in its core business and lack of profitability, uncertainties of the commercial viability of its technology, the impact of government regulation and healthcare reform initiatives, and other risks normally associated with biotechnology companies, the Company has concluded that it is more likely than not that these net operating loss carryforwards and credits will not be realized and, as a result, a full valuation allowance has been recorded against the Company’s deferred income tax assets. Utilization of the net operating loss carryforwards may be subject to a substantial annual limitation due to ownership change limitations that may have occurred or that could occur in the future, as required by the Internal Revenue Code Section 382. In general, an “ownership change,” as defined by Section 382, results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the outstanding stock of a company by certain stockholders or public groups. Any limitation may result in expiration of all or a portion of the net operating loss carryforwards before utilization. Since the Company’s initial public offering, ownership changes have triggered a Section 382 limitation, which limits the ability to utilize net operating loss carryforwards.

The Company has incurred net operating losses from inception. At December 31, 2019, the Company had domestic federal net operating loss carryforwards of approximately $67.3 million. In May of 2018 and October 2017, the Company completed public offerings, which triggered ownership changes under section 382. We believe that as of December 31, 2019, the gross net operating loss carryforwards have been limited to approximately $21.4 million, which are available to reduce future taxable income. Federal net operating loss carryforwards generated through December 31, 2017 expire at various dates beginning in 2029 through 2038, while federal net operating loss carryforwards generated in 2018 and 2019 do not expire. The Company recorded a valuation allowance against all of its net deferred tax assets of approximately $7.1 million and $5.3 million as of December 31, 2019 and 2018, respectively, for a net increase of $1.7 million from 2018 to 2019 and a net increase of $2.2 million from 2017 to 2018.

The Company files income tax returns in the U.S. The Company is subject to tax examinations for the 2014 tax year and beyond. The Company has no unrecognized tax positions and does not believe there will be any material changes in its unrecognized tax positions over the next 12 months. The Company has not incurred any interest or penalties related to unrecognized tax positions. In the event that the Company is assessed interest or penalties at some point in the future, they will be classified in the consolidated financial statements as general and administrative expense.

NOTE 12: CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of December 31, 2019 and 2018, the Company had $12,316,429 and $10,052,914 in excess of the FDIC insured limit, respectively.

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

Our operating lease assets consist of an office lease and a copier system lease. Our office lease expires in August of 2020 and our copier system lease expires in October of 2021. None of our leases contain options to extend. Total operating lease expense for the year ended December 31, 2019, was approximately $56,200 and variable lease payments of taxes and insurance were immaterial.  As of December 31, 2019, the weighted average remaining lease term was approximately 1 year and the weighted average discount rate of our operating leases was 12%.

 As of December 31, 2019, the future minimum lease payments are approximately $44,200 and $12,400 for 2020 and 2021, respectively. These payments are reported in the consolidated balance sheets at December 31, 2019, net of approximately $6,100 of imputed interest. The cash paid for amounts included in the measurement of operating lease liabilities for the year ended December 31, 2019 was approximately $58,800.

Prior to January 1, 2019, the Company recorded operating lease rent expense under ASC Topic 840, Leases, on a straight-line basis over the non-cancellable lease term. Rent expense for the year ended December 31, 2018 was approximately $31,500. As of December 31, 2018, the total future minimum lease payments due were $42,228, of which $14,904 and $14,904 were due in 2019 and 2020, respectively, and $12,420 was due in 2021.

Litigation and Contingencies

On October 10, 2013, a putative securities class action complaint, captioned Cook v. Atossa Genetics, Inc., et al., No. 2:13-cv-01836-RSM, was filed in the U.S. District Court for the Western District of Washington against us, certain of our directors and officers and the underwriters of our November 2012 initial public offering. The complaint alleged that all defendants violated Sections 11 and 12(a)(2), and that we and certain of our directors and officers violated Section 15, of the Securities Act by making material false and misleading statements and omissions in the offering’s registration statement, and that we and certain of our directors and officers violated Sections 10(b) and 20A of the Exchange Act and SEC Rule 10b-5 promulgated thereunder by making false and misleading statements and omissions in the registration statement and in certain of our subsequent press releases and SEC filings with respect to our NAF specimen collection process, our ForeCYTE Breast Health Test and our MASCT device. The complaint sought, on behalf of persons who purchased our common stock between November 8, 2012 and October 4, 2013, inclusive, damages of an unspecified amount. On March 23, 2018, the parties filed a stipulation of settlement with the court to settle the matter for $3.5 million, completely funded by defendants’ insurers, and on July 20, 2018 the Court approved the settlement. This case is considered closed.

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

The Company granted options to purchase 3,565,000 and 611,668 shares of common stock to employees and directors during the year ended December 31, 2019 and 2018, respectively. The weighted average grant date fair value of options granted during 2019 and 2018 was $2.13 and $2.02, respectively. There are 311,430 options available for grant under the 2010 Plan as of December 31, 2019, and as a result of the evergreen provision contained in the 2010 Plan, an additional 365,239 shares were added to the 2010 Plan on January 1, 2020.

Compensation costs associated with the Company’s stock options are recognized, based on the grant-date fair values of these options, over the requisite service period, or vesting period. Accordingly, the Company recognized stock-based compensation expense of $7,102,118 and $1,053,496 for the years ended December 31, 2019 and 2018, respectively, which was included in the following captions in the consolidated statements of operations:

	Year Ended December 31,
	2019	2018
General and administrative	$4,656,963	$809,110
Research and development	2,445,155	244,386
Total stock compensation expense	$7,102,118	$1,053,496

The fair value of stock options granted for the years ended December 31, 2019 and 2018, was calculated using the Black-Scholes option-pricing model applying the following assumptions:

	Year ended December 31,
	2019			2018

Risk free interest rate	2.16%	-	2.20%	2.47%	-	2.71%
Expected term (in years)	5.00	-	5.94	5.24	-	5.57
Dividend yield		0%			0%
Expected volatility	106.88%	-	126.16%	108.81%	-	126.43%

Options issued and outstanding as of December 31, 2019, and their activities during the year then ended are as follows:

	Number of Underlying Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Contractual Life Remaining in Years	Aggregate Intrinsic Value
Outstanding as of January 1, 2019	783,383	$12.14		$
Granted	3,565,000	1.51			3,667,300
Forfeited	(40,000)	2.38
Outstanding as of December 31, 2019	4,308,383	3.44	9.04		$651,000
Exercisable as of December 31, 2019	3,500,186	3.74	9.05		$569,625
Vested and expected to vest	4,308,383	3.44	9.04		$651,000

At December 31, 2019, there were 808,197 unvested options outstanding and the related unrecognized total compensation cost associated with these options was $1,640,798. This expense is expected to be recognized over a weighted-average period of 0.72 years.

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

For the year ended December 31, 2018, the Company recognized compensation expense related to these options of $1,410,025, which was included in the following captions in the consolidated statements of operations:

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

At the time of cancellation, the fair value of Liability Options at January 13, 2019, was calculated using the Black-Scholes option-pricing model applying the following assumptions:

	January 13, 2019

Risk free interest rate		2.53%
Expected term (in years)	4.5	-	5.0
Stock price		$1.36
Dividend yield		-%
Expected volatility	121.0	-	123.0%

As a result of the cancellation of these options in the first quarter of 2019, the Company recognized all remaining unrecognized compensation expense related to these options of $1,741,919, which was included in the following captions in the consolidated statements of operations:

Year Ended December 31, 2019

General and administrative	$1,074,183
Research and development	667,736
Total stock compensation expense	$1,741,919

Also on January 13, 2019, at the same time the Liability Options were cancelled, the Company awarded a new option to the CEO to purchase 2,300,000 shares of Common Stock and a new option to the CFO to purchase 800,000 shares of common stock (the “2019 Options”). The 2019 Options: (i) have an exercise price equal to the fair market value of Common Stock on the date of board of director approval which was $1.36 per share, (ii) do not contain a net cash exercise provision, (iii) are awarded pursuant to the terms and conditions of the 2010 Plan as amended by the Board of Directors on January 13, 2019, to include shares issuable upon exercise of the 2019 Options and other changes to the 2010 Plan so that the 2019 Options do not conflict with the 2010 Plan (the “Amended Plan”), (iv) vest and are exercisable in accordance with the vesting schedule related to the 2018 Liability Options; provided, however, that the 2019 Options are not exercisable unless and until the Company’s stockholders approve the Amended Plan to increase the authorized number of shares available for grant under the Plan and (v) are subject to and conditioned upon the 2019 Option Agreements with the optionees and the employment agreements with the optionees.

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

NOTE 15: SUBSEQUENT EVENTS

2020 Equity Distribution Agreement

On February 7, 2020, Atossa Therapeutics, Inc. entered into an equity distribution agreement with Oppenheimer & Co. Inc., acting as sales agent relating to the “at-the-market” offering and sale by Atossa of common shares, par value $0.18 per share, having an aggregate gross sales price of up to $5,000,000. Sales of the shares, if any, will be made at Atossa’s sole discretion and by means of ordinary brokers’ transactions through the facilities of the Nasdaq Capital Market at market prices, in block transactions or as otherwise agreed between Atossa and Oppenheimer. The Distribution Agreement provides that Oppenheimer will be entitled to a commission of 3.0% of the gross offering proceeds of the shares sold pursuant to the Distribution Agreement and reimbursement for certain specified expenses. Atossa has no obligation to offer or sell any shares under the Agreement, and may at any time suspend offers and sales under the Distribution Agreement. Oppenheimer & Co. Inc. may also suspend or terminate the offering of common stock being made through them upon proper notice to the Company. As of March 24, 2020, no shares have been issued under the equity distribution agreement.

Impact of the Novel Coronavirus (COVID-19)

The continued spread of the COVID-19 pandemic is affecting the United States and global economies and may affect the Company’s operations and those of third parties on which the Company relies, including by causing disruptions in the supply of the Company’s Endoxifen and the conduct of current and future clinical trials. In addition, the COVID-19 pandemic may affect the operations of the Food and Drug Administration and other health authorities including similar entities / agencies in Sweden and Australia, which could result in delays in meetings, reviews and approvals, including with respect to the Endoxifen. The evolving COVID-19 pandemic could also directly or indirectly impact the pace of enrollment in the Company’s clinical trials for at least the next several months and possibly longer as patients may avoid or may not be able to travel to healthcare facilities and physicians’ offices except for a health emergency. Such facilities and offices may also be required to focus limited resources on non-clinical trial matters, including treatment of COVID-19 patients, and may not be available, in whole or in part, for clinical trial services related to Endoxifen. Additionally, while the potential economic impact brought by, and the duration of, the COVID-19 pandemic is difficult to assess or predict, the impact of the COVID-19 pandemic on the global financial markets may reduce the Company’s ability to access capital, which could negatively impact the Company’s short-term and long-term liquidity. The ultimate impact of the COVID-19 pandemic is highly uncertain and subject to change. The Company does not yet know the full extent of potential delays or impacts on its business, financing or clinical trial activities or on healthcare systems or the global economy as a whole. However, these effects could have a material impact on the Company’s liquidity, capital resources, operations and business and those of the third parties on which we rely.

SIGNATURES

Pursuant to the requirements Section 13 or 15(d) of the Securities Exchange Act of 1934, the issuer, a corporation organized and existing under the laws of the State of Delaware, has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in the City of Seattle, State of Washington, on the 26th day of March, 2020.

Atossa Therapeutics, Inc.

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

Signature	Office(s)	Date

/s/ Steven C. Quay	Chairman, Chief Executive	March 26, 2020
Steven C. Quay, M.D., Ph.D.	Officer and President
(Principal Executive Officer)

/s/ Kyle Guse	Chief Financial Officer, General Counsel and Secretary	March 26, 2020
Kyle Guse	(Principal Financial and
Accounting Officer)

/s/ Richard I. Steinhart	Director	March 26, 2020
Richard I. Steinhart

Shu-Chi Chen	Director	March 26, 2020
Shu-Chih Chen, Ph.D.

/s/ Gregory Weaver	Director	March 26, 2020
Gregory Weaver

/s/ Stephen J. Galli	Director	March 26, 2020
Stephen J. Galli, M.D.

/s/ H. Lawrence Remmel	Director	March 26, 2020
H. Lawrence Remmel

EXHIBIT INDEX

Incorporated by Reference Herein
Exhibit No.	Description	Form	Date

3.1	Amended and Restated Certificate of Incorporation of Atossa Therapeutics, Inc.	Registration Statement on Form S-1, as Exhibit 3.2	June 11, 2012

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Atossa Therapeutics, Inc.	Current Report on Form 8-K, as Exhibit 4.1	August 26, 2016

3.3	Bylaws of Atossa Therapeutics, Inc.	Registration Statement on Form S-1, as Exhibit 3.4	June 11, 2012

3.4	Amendment to Bylaws of Atossa Therapeutics, Inc.	Current Report on Form 8-K, as Exhibit 3.1	December 20, 2012

3.5	Certificate of Designation, Preferences, and Rights of Series A Junior Participating Preferred Stock of Atossa Therapeutics, Inc.	Current Report on Form 8-K, as Exhibit 3.1	May 22, 2014

3.6	Certificate of Designation of Preference, Rights and Limitations of Series A Convertible Preferred Stock	Current Report on Form 10Q, as Exhibit 3.1	May 11, 2017

3.7	Form of Certificate of Designation of Preference, Rights and Limitations of Series B Convertible Preferred Stock	Amendment No. 1 to Registration Statement on Form S-1, as Exhibit 4.1	April 23, 2018

3.8	Amended and Restated Certificate of Incorporation of Atossa Therapeutics, Inc.	Current Report on Form 8-K, as Exhibit 3.1	January 7, 2020

3.9	Amendment to Bylaws of Atossa Therapeutics, Inc.	Current Report on Form 8-K, as Exhibit 3.2	January 7, 2020

4.1	Specimen common stock certificate	Registration Statement on Form S-1, as Exhibit 4.1	May 21, 2012

4.2	Form of Warrant from 2011 private placement	Registration Statement on Form S-1, as Exhibit 4.2	October 4, 2012

4.3	Form of Placement Agent Warrant from 2011 private placement	Registration Statement on Form S-1, as Exhibit 4.3	October 4, 2012

4.4	Form of Warrant dated September 30, 2012	Registration Statement on Form S-1, as Exhibit 4.4	October 4, 2012

4.5	Registration Rights Agreement, dated as of May 25, 2016 by and between the Company and Aspire Capital Fund, LLC.	Current Report on Form 8-K, as Exhibit 4.1	May 27, 2016

4.6	Form of Warrant Agreement from January 2014 Public Offering	Current Report on Form 8-K, as Exhibit 4.1	January 24, 2014

4.7	Form of Warrant issued to Dawson James Securities Inc. in January 2014	Current Report on Form 8-K, as Exhibit 4.2	January 24, 2014

4.8	Rights Agreement dated as of May 19, 2014, by and between the Company and VStock Transfer LLC, as rights agent, which includes as Exhibit B the Form of Rights Certificate	Current Report on Form 8-K, as Exhibit 4.1	May 22, 2014

4.9	Form of Common Stock Purchase Warrant A	Current Report on Form 8-K, as Exhibit 4.1	December 22, 2017

4.10	Form of Commons Stock Purchase Warrant B	Current Report on Form 8-K, as Exhibit 4.2	December 22, 2017

4.11	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Atossa Therapeutics, Inc.	Current Report on Form 8-K, as Exhibit 4.1	April 23, 2018

4.12	Form of Warrant Agreement	Amendment No.1 to Registration Statement on Form S-1, as Exhibit 4.2	April 23, 2018

4.13	Form of Warrant Certificate	Amendment No. 1 to Registration Statement on Form S-1, as Exhibit 4.3	April 23, 2018

4.14	Form of Non-Transferable Subscription Rights Certificate	Amendment No. 1 to Registration Statement on Form S-1, as Exhibit 4.4	April 23, 2018

4.15	Form of 2019 Option Award Agreement	Current Report on Form 8K, as Exhibit 4.1	January 13, 2019

4.16	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	Filed herewith

10.1	Restated and Amended Employment Agreement with Steven Quay	Registration Statement on Form S-1, as Exhibit 10.3	February 14, 2012

10.2	Form of Indemnification Agreement	Registration Statement on Form S-1, as Exhibit 10.5	May 21, 2012

10.3	Form of Incentive Stock Option Agreement	Registration Statement on Form S-1, as Exhibit 10.7	June 11, 2012

10.4	Form of Non-Qualified Stock Option Agreement for Employees	Registration Statement on Form S-1, as Exhibit 10.8	June 11, 2012

10.5	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors	Registration Statement on Form S-1, as Exhibit 10.9	June 11, 2012

10.6	Form of Restricted Stock Award Agreement	Registration Statement on Form S-1, as Exhibit 10.13	June 11, 2012

10.7	Amended and Restated Employment Agreement between the Company and Kyle Guse dated May 18, 2016	Current Report on Form 8-K, as Exhibit 10.1	May 20, 2016

10.8	2010 Stock Option and Incentive Plan, as amended January 13, 2019	Current Report on Form 8-K, as Exhibit 4.2	January 15, 2019

10.9	Equity Distribution Agreement, dated as of February 7, 2020, by and between Atossa Therapeutics, Inc. and Oppenheimer & Co. Inc.	Current Report on Form 8-K, as Exhibit 1.1	February 10, 2020

22.1	List of Subsidiaries	Filed herewith

23.1	Consent of BDO USA LLP	Filed herewith

24.1	Powers of Attorney	Filed Herewith on the Powers of Attorney page

31.1	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of Steven C. Quay	Filed herewith

31.2	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of Kyle Guse	Filed herewith

32.1	Certification pursuant to 18 U.S.C. Section 1350 of Steven C. Quay	Filed herewith

32.2	Certification pursuant to 18 U.S.C. Section 1350 of Kyle Guse	Filed herewith

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

#	Indicates management contract or compensatory plan, contract or agreement.
††	Schedules and exhibits omitted pursuant to Item 601 of Regulation S-K.