Form 10-Q
period 2020-03-31
ATOSSA THERAPEUTICS, INC.
filed 2020-05-13
CIK 1488039

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☒	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of the registrant’s common stock, $0.18 par value per share, outstanding at May 8, 2020, was 9,208,458.

ATOSSA THERAPEUTICS, INC.

FORM 10-Q

QUARTERLY REPORT

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ATOSSA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of March 31,
	2020	As of December 31,
Assets	(Unaudited)	2019
Current assets
Cash and cash equivalents	$9,351,141	$12,581,136
Restricted cash	110,000	110,000
Prepaid expenses	1,337,120	862,344
Research and development tax rebate receivable	734,340	739,656
Other current assets	134,519	26,130
Total current assets	11,667,120	14,319,266

Furniture and equipment, net	29,734	34,350
Intangible assets, net	60,833	68,542
Right-of-use asset	37,397	50,479
Other assets	17,218	17,218
Total Assets	$11,812,302	$14,489,855

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$356,252	$293,171
Accrued expenses	52,474	77,888
Payroll liabilities	466,383	899,420
Lease liability	29,385	39,371
Other current liabilities	3,458	12,892
Total current liabilities	907,952	1,322,742
Long term liabilities
Lease liability long term	8,013	11,108
Total Liabilities	915,965	1,333,850

Commitments and contingencies (Note 12)

Stockholders' equity
Preferred stock - $0.001 par value; 10,000,000 shares authorized; 671 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	1	1
Additional paid-in capital - Series B convertible preferred stock	670,999	670,999
Common stock - $0.18 par value; 175,000,000 shares authorized, and 9,130,984 shares issued and outstanding, as of March 31, 2020 and December 31, 2019, respectively	1,643,565	1,643,565
Additional paid-in capital	105,600,232	104,912,480
Accumulated deficit	(97,018,460)	(94,071,040)
Total Stockholders' Equity	10,896,337	13,156,005
Total Liabilities and Stockholders' Equity	$11,812,302	$14,489,855

The accompanying notes are an integral part of these condensed consolidated financial statements.

ATOSSA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31,

	2020	2019
Operating expenses
Research and development	$938,620	$1,451,236
General and administrative	1,998,389	2,613,093
Total operating expenses	2,937,009	4,064,329
Operating loss	(2,937,009)	(4,064,329)
Other expense	(10,411)	(8,978)
Loss before income taxes	(2,947,420)	(4,073,307)
Income taxes	-	-
Net loss	$(2,947,420)	$(4,073,307)
Loss per common share - basic and diluted	$(0.32)	$(0.62)
Weighted average shares outstanding - basic and diluted	9,130,984	6,565,514

The accompanying notes are an integral part of these condensed consolidated financial statements.

ATOSSA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Series B Convertible Preferred Stock			Common Stock				Total
			Additional			Additional	Accumulated	Stockholders'
	Shares	Amount	Paid-in Capital	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance at December 31, 2018	2,379	$2	$2,378,997	5,846,552	$1,052,372	$82,204,902	$(76,831,263)	$8,805,010
Issuance of common stock upon warrant exercise	-	-	-	2,799,188	503,854	10,832,856	-	11,336,710
Conversion of Series B convertible preferred stock to common stock	(1,677)	(1)	(1,676,998)	476,431	85,753	1,591,246	-	-
Compensation cost for stock options granted	-	-	-	-	-	275,833	-	275,833
Reclassification of stock-based compensation liability upon option cancellation	-	-	-	-	-	3,151,944	-	3,151,944
Net loss	-	-	-	-	-	-	(4,073,307)	(4,073,307)
Balance at March 31, 2019	702	$1	$701,999	9,122,171	$1,641,979	$98,056,781	$(80,904,570)	$19,496,190

	Series B Convertible Preferred Stock			Common Stock				Total
			Additional			Additional	Accumulated	Stockholders'
	Shares	Amount	Paid-in Capital	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance at December 31, 2019	671	$1	$670,999	9,130,984	$1,643,565	$104,912,480	$(94,071,040)	$13,156,005
Compensation cost for stock options granted	-	-	-	-	-	687,752	-	687,752
Net loss	-	-	-	-	-	-	(2,947,420)	(2,947,420)
Balance at March 31, 2020	671	$1	$670,999	9,130,984	$1,643,565	$105,600,232	$(97,018,460)	$10,896,337

The accompanying notes are an integral part of these condensed consolidated financial statements.

ATOSSA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,947,420)	$(4,073,307)
Adjustments to reconcile net loss to net cash used in operating activities
Compensation cost for stock options granted	687,752	275,833
Depreciation and amortization	12,326	13,983
Change in fair value of stock-based compensation liability	-	1,741,919
Changes in operating assets and liabilities:
Prepaid expenses	(474,776)	(325,635)
Research and development tax rebate receivable	5,316	280,242
Other assets	(108,389)	2,985
Accounts payable	63,081	110,642
Accrued expenses	(25,414)	(102,230)
Payroll liabilities	(433,037)	(43,312)
Other current liabilities	(9,434)	(30,076)
Net cash used in operating activities	(3,229,995)	(2,148,956)

CASH FLOWS FROM INVESTING ACTIVITY
Net cash used in investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITY
Proceeds from exercise of warrants	-	11,336,710
Net cash provided by financing activities	-	11,336,710

NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(3,229,995)	9,187,754
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING BALANCE	12,691,136	10,490,493
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, ENDING BALANCE	$9,461,141	$19,678,247

SUPPLEMENTAL DISCLOSURES
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$9,351,141	$19,568,247
Restricted cash	110,000	110,000
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$9,461,141	$19,678,247

NONCASH INVESTING AND FINANCING ACTIVITIES
Reclassification of stock-based liability awards to equity upon cancellation	$-	$3,151,944

The accompanying notes are an integral part of these condensed consolidated financial statements.

ATOSSA THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1: NATURE OF OPERATIONS

On January 6, 2020, we changed our corporate name from Atossa Genetics Inc. to Atossa Therapeutics, Inc.

Atossa Therapeutics, Inc. (the “Company”) was incorporated on April 30, 2009, in the State of Delaware. The Company was initially formed to develop and market medical devices, laboratory tests and therapeutics to address breast health conditions. The Company’s fiscal year ends on December 31. The Company is currently focused on development of its pharmaceutical and drug delivery programs for the treatment of the Novel Coronavirus ("COVID-19"), breast cancer and other breast conditions.

Impact of the Novel Coronavirus

The continued spread of the COVID-19 pandemic is affecting the United States and global economies and may affect the Company’s operations and those of third parties on which the Company relies, including causing possible disruptions in the supply of the Company’s Endoxifen, AT-H201 and the conduct of current and future clinical trials. In addition, the COVID-19 pandemic may affect the operations of the U.S. Food and Drug Administration and other health authorities including similar entities/agencies in Sweden and Australia, which could result in delays in meetings, reviews and approvals. The evolving COVID-19 pandemic could also directly or indirectly impact the pace of enrollment in the Company’s clinical trials for at least the next several months and possibly longer as patients may avoid or may not be able to travel to healthcare facilities and physicians’ offices except for a health emergency. Such facilities and offices may also be required to focus limited resources on non-clinical trial activities, including treatment of COVID-19 patients, and may not be available, in whole or in part, for clinical trial activities related to Endoxifen. Additionally, while the potential economic impact brought by, and the duration of, the COVID-19 pandemic is difficult to assess or predict, the impact of the COVID-19 pandemic on the global financial markets may reduce the Company’s ability to access capital, which could negatively impact the Company’s short-term and long-term liquidity. The ultimate impact of the COVID-19 pandemic is highly uncertain and subject to change. The Company does not yet know the full extent of potential delays or impacts on its business, financing or clinical trial activities or on healthcare systems or the global economy as a whole. However, these effects could have a material adverse impact on the Company’s liquidity, capital resources, operations, financial position and business and those of the third parties on which we rely.

In response to the Coronavirus pandemic, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was signed into law on March 27, 2020.  The CARES Act, among other things, includes provisions related to refundable payroll tax credits, deferment of employer side social security payments, net operating loss utilization and carryback periods, modifications to the net interest deduction limitations, increased limitations on qualified charitable contributions, and technical corrections to tax depreciation methods for qualified improvement property.  The CARES Act had no material impact on the Company’s income tax provision for the three months ended March 31, 2020.  The Company continues to examine the elements of the CARES Act and the impact it may have on its financial position, results of operations and cash flows.

NOTE 2: GOING CONCERN

The Company has incurred net losses and negative operating cash flows since inception. For the three months ended March 31, 2020, the Company recorded a net loss of approximately $2.9 million and used approximately $3.2 million of cash in operating activities. As of March 31, 2020, the Company had approximately $9.4 million in cash and cash equivalents and working capital of approximately $10.8 million. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and is currently expending funds in research and development activities that are expected to continue to require funding. Management believes the currently available funding will only be sufficient to finance the Company’s operations for four to seven months from the date these condensed consolidated financial statements are filed with the SEC depending on the timing and extent of the Company’s clinical trials.

The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. As the Company is currently not generating revenues, continued timely expenditures on trials is important to bring its product(s) to market as soon as able. Management’s plans to obtain such resources for the Company include obtaining capital from the sale of its equity securities, entering into strategic partnership arrangements, potential exercise of outstanding warrants, and short-term borrowings from banks, stockholders or other related parties, if needed. The Company can give no assurances that any additional capital that it is able to obtain, if any, will be sufficient to meet its needs, or that any such capital will be obtained on acceptable terms. The continued spread of COVID-19 and uncertain market conditions may limit the Company’s ability to access capital. If the Company is unable to obtain adequate capital, the Company may be required to reduce the scope, delay, or eliminate some or all of its planned commercial activities. These conditions, in the aggregate, raise substantial doubt as to the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities should the Company be unable to continue as a going concern.

NOTE 3: SUMMARY OF ACCOUNTING POLICIES

Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by GAAP for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K of the Company for the year ended December 31, 2019. The year-end condensed balance sheet presented was derived from audited financial statements, but does not include all disclosures required by GAAP.

In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2020, are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

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

Research and Development Expense:

 Research and development ("R&D") costs are generally expensed as incurred. R&D expenses include, for example, manufacturing expenses for our drugs under development, expenses associated with clinical trials and associated salaries and benefits. R&D expenses also include an estimated allocation of the CEO's salary and related benefits including non-cash stock-based compensation expense based on time devoted to R&D.

Recently Adopted Accounting Pronouncements:

On January 1, 2020, the Company adopted Accounting Standard Update ("ASU") No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, to improve the effectiveness of disclosures. The amendments remove, modify, and add certain disclosure requirements in Topic 820, “Fair Value Measurement.” The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. The adoption had no impact on the Company's condensed consolidated financial statements.

NOTE 4: RESTRICTED CASH

The Company's restricted cash balance of $110,000 as of March 31, 2020 and December 31, 2019, respectively, consists entirely of cash pledged as security for the Company's issued commercial credit cards.

NOTE 5: PREPAID EXPENSES

Prepaid expenses consisted of the following:

	As of March 31,	As of December 31,
	2020	2019
Prepaid research and development	$712,387	$507,733
Prepaid insurance	280,098	222,476
Professional services	278,298	108,850
Financial exchange fees	32,250	-
Retainer and security deposits	14,218	14,218
Prepaid rent	17,952	4,275
Other	1,917	4,792
Total prepaid expenses	$1,337,120	$862,344

NOTE 6: RESEARCH AND DEVELOPMENT TAX REBATE RECEIVABLE

On May 23, 2017, Atossa formed a wholly-owned subsidiary in Australia called Atossa Genetics AUS Pty Ltd. The purpose of this subsidiary is to perform R&D activities including our Phase 1 and Phase 2 Endoxifen clinical trials. Australia offers an R&D cash rebate of $0.435 per dollar spent on qualified R&D activities incurred in the country. For the three months ended March 31, 2020 and 2019, the Company recorded a rebate receivable of approximately $133,400 and $34,700, respectively. At March 31, 2020 and December 31, 2019, we had a total R&D rebate receivable of $734,340 and $739,656, respectively.

NOTE 7: PAYROLL LIABILITIES

Payroll liabilities consisted of the following:

	As of March 31,	As of December 31,
	2020	2019
Accrued bonuses	$203,779	$646,064
Accrued vacation	179,533	170,820
Accrued payroll	83,071	82,536
Total payroll liabilities	$466,383	$899,420

NOTE 8: STOCKHOLDERS’ EQUITY

The Company is authorized to issue a total of 185,000,000 shares of stock consisting of 175,000,000 shares of common stock, par value $0.18 per share, and 10,000,000 shares of preferred stock, par value $0.001 per share. The Company has designated 750,000 shares of Series A junior participating preferred stock, par value $0.001 per share, 4,000 shares of Series A convertible preferred stock, par value $0.001 per share, and 25,000 shares of Series B convertible preferred stock, par value $0.001 per share, through the filings of certificates of designation with the Delaware Secretary of State. No shares of Series A junior participating preferred stock and no shares of Series A convertible preferred stock are issued and outstanding as of March 31, 2020 and December 31, 2019.

Equity Distribution Agreement

On February 7, 2020, Atossa Therapeutics, Inc. entered into an equity distribution agreement with Oppenheimer & Co. Inc., acting as sales agent relating to the “at-the-market” (ATM) offering and sale by Atossa of common shares, par value $0.18 per share, having an aggregate gross sales price of up to $5,000,000. Sales of the shares, if any, will be made at Atossa’s sole discretion and by means of ordinary brokers’ transactions through the facilities of the Nasdaq Capital Market at market prices, in block transactions or as otherwise agreed between Atossa and Oppenheimer. The Distribution Agreement provides that Oppenheimer will be entitled to a commission of 3.0% of the gross offering proceeds of the shares sold pursuant to the Distribution Agreement and reimbursement for certain specified expenses. Atossa has no obligation to offer or sell any shares under the Agreement, and may at any time suspend offers and sales under the Distribution Agreement. Oppenheimer & Co. Inc. may also suspend or terminate the offering of common stock being made through them upon proper notice to the Company. As of May 8, 2020, there have been 68,098 shares sold under the equity distribution agreement with net proceeds of $150,253.

Warrants

As of March 31, 2020, 1,070,028 warrants to purchase shares of common stock were outstanding. The warrants have an exercise price of $4.05 and expire on May 30, 2022.

There were no warrant exercises during the three months ended March 31, 2020. For the three months ended March 31, 2019, the Company received approximately $11.3 million from exercises of the warrants. As a result of the warrant exercises, the Company cancelled approximately 2.8 million warrants and issued approximately 2.8 million shares of common stock.

Conversion of Series B Convertible Preferred Stock

There were no conversions of Series B convertible preferred stock during the three months ended March 31, 2020. During the three months ended March 31, 2019, certain holders of the Series B convertible preferred stock exercised their conversion option and converted an aggregate of 1,677 shares into 476,431 shares of the Company's common stock based on the conversion ratio of approximately 284 shares of common stock for each share of Series B convertible preferred stock.

NOTE 9: NET LOSS PER SHARE

Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding. In addition, in computing the dilutive effect of convertible securities, the numerator is adjusted to add back any convertible preferred dividends. Diluted net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares that would have been outstanding during the period assuming the issuance of common shares for all potential dilutive common shares outstanding. Potential common shares consist of potential future exercises of outstanding stock options and common stock warrants. Because the inclusion of potential common shares would be anti-dilutive for all periods presented, they have been excluded from the calculation.

The following table summarizes the Company’s calculation of net loss per common share:

	Three Months Ended March 31,
	2020	2019
Numerator
Net loss attributable to common shareholders	$(2,947,420)	$(4,073,307)
Denominator
Weighted average common shares outstanding used to compute net loss per share, basic and diluted	9,130,984	6,565,514
Net loss per share of common stock, basic and diluted:	$(0.32)	$(0.62)

The following table sets forth the number of potential common shares excluded from the calculation of net loss per diluted share, because including them would be anti-dilutive:

	Three Months Ended March 31,
	2020	2019
Options to purchase common stock	4,308,383	783,383
Series B convertible preferred stock	190,617	458,994
Warrants to purchase common stock	1,070,028	3,369,468
	5,569,028	4,611,845

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

As a result of the Company’s cumulative losses, management has concluded that a full valuation allowance against the Company’s net deferred tax assets is appropriate. No income tax liabilities existed as of March 31, 2020 and December 31, 2019, due to the Company’s continuing operating losses.

NOTE 11: CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At March 31, 2020 and December 31, 2019, the Company had $8,967,650 and $12,316,429 in excess of the FDIC insured limit, respectively.

NOTE 12: COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company evaluates all contractual agreements at inception to determine if they contain a lease. Lease liabilities are measured at present value of lease payments not yet paid, using a discounted cash flow model that requires the use of a discount rate, or incremental borrowing rate.

The Company's operating lease assets consist of an office lease and a copier system lease. Our office lease expires in August of 2020 and our copier system lease expires in October of 2021. None of our leases contain options to extend. Total operating lease expense for the three months ended March 31, 2020 and 2019, was approximately $13,300 and $12,900, respectively, and variable lease payments of taxes and insurance were immaterial. As of March 31, 2020, the weighted average remaining lease term was approximately 9 months and the weighted average discount rate of our operating leases was 12%.

 As of March 31, 2020, the future minimum lease payments are approximately $29,500 and $12,400 for 2020 and 2021, respectively. These payments are reported in the condensed consolidated balance sheets at March 31, 2020 and 2019, net of imputed interest of approximately $4,500 and $12,900, respectively. The cash paid for amounts included in the measurement of operating lease liabilities for the three months ended March 31, 2020 and 2019, was approximately $14,700 and $14,600, respectively.

Litigation and Contingencies

 We are subject to legal proceedings and claims that arise in the normal course of business. We believe these matters are either without merit or of a kind that should not have a material effect, individually or in the aggregate, on our financial position, results of operations or cash flows.

NOTE 13: STOCK BASED COMPENSATION

Stock Option and Incentive Plan

On March 24, 2020, the Board of Directors approved the adoption of the 2020 Stock Incentive Plan (“the 2020 Plan”) to provide for the grant of equity-based awards to employees, officers, non-employee directors and other key persons providing services to the Company. No awards may be granted under the 2020 Plan after the date that is 10 years from the date of stockholder approval.

On September 28, 2010, the Board of Directors approved the adoption of the 2010 Stock Option and Incentive Plan (“the 2010 Plan”) to provide for the grant of equity-based awards to employees, officers, non-employee directors and other key persons providing services to the Company. Awards of incentive options may be granted under the 2010 Plan until September 2020. An aggregate of 5,556 shares were initially reserved for issuance in connection with awards granted under the 2010 Plan and on May 18, 2016, an additional 11,111 shares were reserved for issuance under the 2010 Plan. On May 9, 2018, the stockholders approved an additional 125,000 shares for issuance under the 2010 Plan. On April 12, 2018, the stockholders approved an additional 500,000 shares for issuance under the 2010 Plan. On May 16, 2019 the stockholders approved an additional 3,600,000 shares.

The following table presents the automatic additions to the 2010 Plan since inception pursuant to the “evergreen” terms of the 2010 Plan:

January 1,	Number of shares
2012	2,502
2013	2,871
2014	4,128
2015	5,463
2016	7,257
2017	12,623
2018	106,076
2019	233,862
2020	365,239
Total additional shares	740,021

The Company did not grant options to purchase shares of common stock during the three months ended March 31, 2020 or 2019. No options were exercised during the three months ended March 31, 2020 or 2019. There are 676,669 shares available for grant under the 2010 Plan as of March 31, 2020.

Compensation costs associated with the Company’s stock options are recognized, based on the grant-date fair values of these options, over the requisite service period, or vesting period. Accordingly, the Company recognized stock-based compensation expense of $687,752 and $275,833 (excluding Liability Options discussed below) for the three months ended March 31, 2020 and 2019, respectively.

	Three Months Ended March 31,
	2020	2019
General and administrative	$483,000	$224,676
Research and development	204,752	51,157
Total stock compensation expense	$687,752	$275,833

Options issued and outstanding as of March 31, 2020, under the 2010 Plan and their activities during the three months then ended are as follows:

	Number of Underlying Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Contractual Life Remaining in Years	Aggregate Intrinsic Value
Outstanding as of January 1, 2020	4,308,383	$3.44		-
Granted	-	-		-
Forfeited	-	-		-
Expired	-	-		-
Outstanding as of March 31, 2020	4,308,383	3.44	8.80	$-
Exercisable as of March 31, 2020	3,832,000	3.58	8.80	$-
Vested and expected to vest	4,308,383	$3.44	8.80	$-

At March 31, 2020, there were 476,383 unvested options outstanding and the related unrecognized total compensation cost associated with these options was approximately $953,046. This expense is expected to be recognized over a weighted-average period of 0.59 years.

Liability Options

On June 27, 2018, the Company granted 2,300,000 options to the Chief Executive Officer (CEO) and 700,000 to the Chief Financial Officer (CFO) (the "Liability Options"). Each option was exercisable for an equivalent number of shares of the Company's common stock. The Liability Options were granted pursuant to an option award agreement and were granted outside the Company’s 2010 Plan; however, they were subject to the terms and conditions of the 2010 Plan. On January 13, 2019, the Liability Options were canceled.

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

At the time of cancellation, the fair value of Liability Options at January 13, 2019, was calculated using the Black-Scholes option-pricing model applying the following assumptions:

January 13,
2019
Risk free interest rate	2.53%
Expected term (in years)	4.50-5.00
Stock price	$1.36
Dividend yield	-%
Expected volatility	121.0-123.0%

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

Accounting Treatment

Awards offered under a plan that are subject to shareholder approval are not considered granted under GAAP until the approval is obtained, unless such approval is essentially a formality (or perfunctory). For example, if management and board members control sufficient votes to approve the plan, the vote may be considered perfunctory. As management and the Company’s Board of Directors did not control enough votes to approve the 2019 Options, the 2019 Options were not deemed granted under Accounting Standards Codification ("ASC") 718. Cancellation of an award that is not accompanied by the concurrent grant are accounted for as a repurchase for no consideration. Accordingly, any previously unrecognized compensation cost is recognized at the cancellation date. On January 13, 2019, as noted above, upon cancellation of the Liability Options the Company recognized $1,741,919 of unrecognized compensation cost related to the 2018 Liability Options. Additionally, the fair value of the stock-based compensation liability of $3,151,944 was reclassified to additional-paid in capital on the cancellation date. Shareholder approval was obtained on May 16, 2019, which was determined to be the grant date for the 2019 Options, and the Company remeasured and recorded the 2019 Options as a new grant under ASC 718 during the quarter ended June 30, 2019. The Company recorded $4,959,277 in the second quarter of 2019 for the 2019 Options granted to the executives.

NOTE 14: SUBSEQUENT EVENT

On April 9, 2020, the Company granted the following stock options (the “2020 Performance Options”) to executives of the Company: (i) to the Chairman of the Board, President and Chief Executive Officer, an option to purchase 1,500,000 shares of Company common stock, 195,000 of which were granted under the Company’s 2010 Plan and 1,305,000 of which were granted under the Company’s 2020 Plan; and (ii) to the Chief Financial Officer, General Counsel and Secretary, an option to purchase 590,000 shares of Company common stock, 195,000 of which were granted under the 2010 Plan and 395,000 of which were granted under the 2020 Plan.

The 2020 Performance Options have an exercise price equal to fair market value of the Company’s common stock on the date of grant which was $1.48 per share. The 2020 Performance Options vest quarterly over two years; however, vesting shall accelerate with respect to 50% of any unvested options granted under the 2020 Plan upon U.S. Federal Drug Administration ("FDA") approval of certain therapies. The 2020 Performance Options are subject to the option agreements and employment agreements with the executives. Notwithstanding the foregoing, options granted under the 2020 Plan are not exercisable unless and until the Company’s stockholders approve the 2020 Plan and they automatically expire and terminate if stockholder approval is not obtained within one year of grant.

The above actions were unanimously approved by the Compensation Committee of the Board of Directors.

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

Forward-Looking Statements

This report contains, in addition to historical information, certain information, assumptions and discussions that may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have made these statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected or anticipated. Although we believe our assumptions underlying our forward-looking statements are reasonable as of the date of this report, we cannot assure you that the forward-looking statements set out in this report will prove to be accurate. We typically identify these forward-looking statements by the use of forward-looking words such as “expect,” “potential,” “continue,” “may,” “will,” “should,” “could,” “would,” “seek,” “intend,” “plan,” “estimate,” “anticipate” or the negative version of those words or other comparable words. Forward-looking statements contained in this report include, but are not limited to, statements about:

●	The impact of the ongoing coronavirus pandemic and the degree to which the pandemic negatively impacts our supply chain, clinical trial enrollment and timing and our ability to access capital markets;

●

whether we can obtain approval from the U.S. Food and Drug Administration ("FDA"), and foreign regulatory bodies, to commence our clinical trials, including our planned COVID-19 trial, and to sell, market and distribute our therapeutics under development;

●

our ability to successfully initiate and complete clinical trials of our pharmaceutical candidates under development, including our oral and topical Endoxifen (an active metabolite of Tamoxifen) and our intraductal technologies to administer therapeutics, including our study using fulvestrant and immunotherapies;

●

the success, cost and timing of our product and drug development activities and clinical trials, including whether the ongoing clinical trial using our intraductal technologies to administer fulvestrant and our study using our oral Endoxifen will enroll a sufficient number of subjects or be completed in a timely fashion or at all;

●	whether we will successfully initiate and complete our clinical trial of topical Endoxifen to reduce mammographic breast density and whether the study will meet its objective;

●	our ability to contract with third-party suppliers, manufacturers and service providers, including clinical research organizations, and their ability to perform adequately;

●	our ability to successfully develop and commercialize new therapeutics currently in development or that we might identify in the future and in the time frames currently expected;

●	our ability to successfully defend litigation and other similar complaints that may be brought in the future, in a timely manner and within the coverage, scope and limits of our insurance policies;

●	our ability to establish and maintain intellectual property rights covering our products;

●	our expectations regarding, and our ability to satisfy, federal, state and foreign regulatory requirements, including regulatory approvals to commence studies:

●	the accuracy of our estimates of the size and characteristics of the markets that our products and services may address;

●	whether the final study results will vary from preliminary study results that we may announce;

●	our expectations as to future financial performance, expense levels and capital sources;

●	our ability to attract and retain key personnel; and

●	our ability to raise capital.

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

Company Overview

We are a clinical-stage biopharmaceutical seeking to discover and develop innovative medicines in areas of significant unmet medical need with a focus on coronavirus ("COVID-19") and breast cancer. We are developing a proprietary formulation of two drugs called AT-H201 for the treatment of COVID-19 patients on mechanical ventilators. In April 2020, we contracted to commence a clinical trial of AT-H201, called the COVID-19 HOPE Trial, at NYC Health + Hospitals/Metropolitan in New York City. The COVID-19 HOPE Trial will evaluate AT-H201 in COVID-19 patients on ventilators with the goal of reducing the amount of time on ventilators. AT-H201 is not an antiviral drug, but is intended to improve compromised lung function for COVID-19 patients who are on a mechanical ventilator. Subject to FDA and IRB and input and approval, thirty-nine patients will be enrolled in the active treatment group and compared to the outcomes of 66 patients in a matched retrospective control group.

Our lead breast health program is the development of Endoxifen, an active metabolite of tamoxifen which is an FDA-approved drug, to treat and prevent breast cancer in high risk women. Our primary goal is to develop our proprietary oral Endoxifen to reduce mammographic breast density ("MBD"), which is an emerging public health issue affecting over 10 million women in the U.S. Studies conducted by others have shown that MBD increases the risk of developing breast cancer and that reducing MBD can reduce the incidence of breast cancer. In December 2019, we contracted with Stockholm South General Hospital to conduct a double-blinded, placebo-controlled Phase 2 study of our oral Endoxifen in approximately 1,000 pre-menopausal women with MBD who will be dosed over six months. We are also developing oral Endoxifen to potentially treat breast cancer in the “window of opportunity” between diagnosis of breast cancer and surgery and we are currently conducting a Phase 2 study in Australia in this setting. We have successfully completed a Phase 1 study in men, for whom we are evaluating Endoxifen for the treatment and/or reduction of gynecomastia, which is male breast enlargement. We are also developing our proprietary intraductal delivery technology to potentially target the delivery of therapies, including fulvestrant, immunotherapies and Chimeric Antigen Receptor T-cell therapies (CAR-T therapies), close to the site of breast cancer in the breast ducts. A Phase 2 study is being conducted by Johns Hopkins University using our intraductal technology to deliver fulvestrant.

In 2017, we successfully completed our initial Phase 1 placebo-controlled clinical trial of our proprietary oral and topical formulations of Endoxifen in 48 healthy women, supporting the continued development of this drug. There were no clinically significant safety signals and no clinically significant adverse events, and both the oral and topical Endoxifen were well tolerated. In the topical arm of the study, low but measurable Endoxifen levels were detected in the blood in a dose-dependent fashion. In the oral arm of the study, participants exhibited dose-dependent Endoxifen levels that met or exceeded the published therapeutic level. The median time for patients in the study who took daily doses of oral Endoxifen to reach steady-state serum levels of Endoxifen was approximately seven days. Published literature indicates that it can take approximately 50 to 200 days for patients to reach steady-state Endoxifen levels from daily doses of oral tamoxifen.

In December 2018, we began providing our oral Endoxifen to a pre-menopausal, estrogen-receptor positive (ER+), lacking CYP2D6 function, breast cancer patient under an FDA-approved "expanded access, single patient" program. The purpose of this therapeutic approach was to reduce activity of the cancer cells prior to surgery. The patient received daily doses of our oral Endoxifen for approximately three weeks prior to surgery. There were no safety or tolerability issues and her surgery was successfully completed. The cancer cell biological activity was reduced, based on the estrogen receptor activity of the tumor cells and a 50% reduction in Ki-67. The FDA has also permitted use of our Endoxifen for this patient following her surgery, under the FDA expanded access Investigational New Drug ("IND") program, as part of her long-term breast cancer treatment regimen. The use of our proprietary oral Endoxifen is restricted solely to this patient.

In June 2019, we reported preliminary analysis from our Phase 2 study of proprietary daily topical Endoxifen to reduce MBD, showing significant (p=0.02) and rapid reduction in MBD at the 20mg daily dose level. MBD was reduced by an average of 14.3% in the group applying 20mg daily topical Endoxifen, which was statistically significant (p=0.02). In the lower dose group (10mg), MBD was reduced by an average of 9.0%, but was not statistically significant. Approximately 70% of participants receiving 20mg topical Endoxifen experienced a reduction in MBD, and of those, the mean reduction in MBD was 27%. We plan to reevaluate our development strategy for the topical form of Endoxifen, as well as the opportunity to treat gynecomastia with Endoxifen, once we complete the Phase 2 study of oral Endoxifen to reduce MBD.

In May 2020, we reported interim results from our Phase 2 study of oral Endoxifen in the window of opportunity. A statistically significant (p=0.031) reduction of about 74% in tumor cell proliferation, as measured by Ki-67, over the 22 days of dosing was achieved in the initial patients. Ki-67 is a recognized standard measurement of breast cancer cell proliferation.The purpose of this study is to determine if Atossa’s oral Endoxifen reduces breast cancer tumor cell proliferation as measured by several biomarkers, including Ki-67. The open-label study was designed to permit an interim analysis of the Ki-67 change. The requirement was to achieve a meaningful Ki-67 change in at least two of eight patients. Six out of six (100%) patients experienced a significant reduction in Ki-67. A summary of these results includes:

•	Ki-67 was reduced by more than 50% in every patient in the window of opportunity between initial biopsy and surgery, with an overall relative reduction of 74%.
•

All six patients had a Ki-67 below 25% after treatment. In a paper entitled, “Prognostic value of different cut-off levels of Ki-67 in breast cancer: a systematic review and meta-analysis of 64,196 patients,” Ki-67 was an independent prognostic value for predicting overall survival in ER+ breast cancer patients. Ki-67 levels below 25% were associated with the lowest risk of death in this systematic review and meta-analysis.

•	Treatment ranged from 16-40 days with an average of 22 days.
•	There were no safety or tolerability issues, including vasomotor symptoms such as hot flashes and night sweats, which are often a tolerability challenge for patients on tamoxifen.

Also in May 2020, we reported a regulatory update. The FDA recently provided written input on our clinical path for oral Endoxifen to reduce MBD. The input was provided pursuant to a pre- IND meeting request which was scheduled for April 30, 2020. The input received from the FDA was very useful and will inform our clinical trial strategy and study design both in the U.S. and in Stockholm, Sweden where we are planning a Phase 2 study to reduce MBD. The upcoming study in Stockholm is subject to approval by the European Medical Product Authority ("MPA") and the re-opening of mammography clinics in Stockholm following the COVID-19 closures.

We recently applied to the FDA for approval to commence the COVID-19 HOPE Trial. The FDA has requested, among other things, that we submit additional pre-clinical and other information on AT-H201 before approving the study. We are in the process of gathering the data and information requested and plan to provide it to the FDA as soon as possible. There can be no assurance that we will be able to provide the information requested by the FDA nor that the FDA will approve the COVID-19 HOPE Trial.

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

There were no changes in our significant accounting policies and estimates during the three months ended March 31, 2020, from those set forth in “Note 3, Summary of Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2019. We believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating our reported financial results and affect the more significant judgments and estimates that we use in the preparation of our financial statements.

Share-Based Payments

 Stock compensation expense is based on the grant date’s fair value and is recognized as an expense over the requisite service period with forfeitures recognized when they occur.

The fair value of each option grant is estimated using the Black-Scholes option-pricing model, which requires assumptions regarding the expected volatility of our stock options, the expected life of the options, an expectation regarding future dividends on our common stock, and estimation of an appropriate risk-free interest rate. Our expected common stock price volatility assumption is based upon the volatility of our stock price. The expected life assumption for stock option grants was based upon the simplified method provided for under Accounting Standards Codification 718-10, which averages the contractual term of the options of ten years with the average vesting term of one to four years. The dividend yield assumption of zero is based upon the fact that we have never paid cash dividends and presently have no intention of paying cash dividends in the future. The risk-free interest rate used for each grant was based upon prevailing short-term interest rates over the expected life of the options.

Research and Development Expense

 Research and development ("R&D") costs are generally expensed as incurred. Our research and development expenses include, for example, manufacturing expenses for our drugs under development, expenses associated with clinical trials and associated salaries and benefits. R&D expenses also include an estimated allocation of the CEO's salary and related benefits including non-cash stock based compensation expense based on time devoted to R&D.

Results of Operations

Comparison of the three months ended March 31, 2020 and 2019

Revenue and Cost of Revenue: For the three months ended March 31, 2020 and 2019, we have no source of sustainable revenue and no associated cost of revenue.

Operating Expenses: Total operating expenses were approximately $2,937,000 for the three months ended March 31, 2020, which is a decrease of approximately $1,127,000 or 28%, from the three months ended March 31, 2019. Operating expenses consisted of R&D expenses of approximately $939,000 and general and administrative ("G&A") expenses of approximately $1,998,000. Operating expenses for 2019 consisted of R&D expenses of approximately $1,451,000, and G&A expenses of approximately $2,613,000. The basis for decreased operating expenses in 2020 is explained below.

Research and Development Expenses: R&D expenses for the three months ended March 31, 2020, were approximately $939,000, a decrease of approximately $512,000 or 35% from total R&D expenses for the three months ended March 31, 2019 of approximately $1,451,000. R&D expense consists primarily of clinical trial expenses associated with our Endoxifen program, salaries and non-cash stock based compensation expense. The decrease in R&D expense is attributed to the decrease in non-cash stock-based compensation expense of approximately $514,000. We expect our R&D expenses to increase throughout 2020 as we commence studies of AT-H201 including the COVID-19 HOPE Trial, additional Phase 2 clinical trials of Endoxifen, continue the clinical trial of Fulvestrant administered via our intraductal technology and continue the development of other indications and therapeutics, including CAR-T and immunotherapies administered via our intraductal technologies.

General and Administrative Expenses: G&A expenses were approximately $1,998,000 for the three months ended March 31, 2020, a decrease of approximately $615,000, or 24% from total G&A expenses for the three months ended March 31, 2019, of approximately $2,613,000. G&A expenses consist primarily of salaries and related benefit costs, non-cash stock based compensation, facilities, professional services, insurance, and public company related expenses. The decrease in G&A expenses for the quarter ended March 31, 2020, is mainly attributed to the decrease in non-cash stock-based compensation expense of approximately $816,000, offset by an increase in salaries, legal and professional fees of approximately $200,000, as compared to the same period in 2019.

Income taxes: We have incurred net operating losses from inception; we did not record an income tax benefit for our incurred losses for the three months ended March 31, 2020 and 2019, due to uncertainty regarding utilization of our net operating carryforwards and due to our history of losses.

Liquidity and Capital Resources

We have incurred net losses and negative operating cash flows since inception. For the three months ended March 31, 2020, we recorded a net loss of approximately $2.9 million and used approximately $3.2 million of cash in operating activities. As of March 31, 2020, we had approximately $9.4 million in cash and cash equivalents and working capital of approximately $10.8 million. Management believes the currently available funding will only be sufficient to finance our operations for four to seven months from the date these condensed consolidated financial statements are filed with the SEC depending on the timing and extent of our clinical trials.

Our ability to continue as a going concern is dependent on obtaining adequate capital to fund operating losses until we become profitable. As we are not currently generating revenues, continued timely expenditures on trials is important to bring our product(s) to market as soon as able. Management’s plans to obtain such resources for the Company include obtaining capital from the sale of its equity securities, entering into strategic partnership arrangements, potential exercise of outstanding warrants, and short-term borrowings from banks, stockholders or other related parties, if needed. We can give no assurances that any additional capital that the Company is able to obtain, if any, will be sufficient to meet our needs, or that any such capital will be obtained on acceptable terms. The continued spread of COVID-19 and uncertain market conditions may limit our ability to access capital. If we are unable to obtain adequate capital, we may be required to reduce the scope, delay, or eliminate some or all of its planned commercial activities. These conditions, in the aggregate, raise substantial doubt as to our ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities should we be unable to continue as a going concern.

Cash Flows

As of March 31, 2020, we had cash, cash equivalents and restricted cash of approximately $9.5 million.

Net Cash Flows from Operating Activities: Net cash used in operating activities was approximately $3,230,000 for the three months ended March 31, 2020, an increase of approximately $1,081,000, or 50%, compared to net cash used in operating activities for the three months ended March 31, 2019 of approximately $2,149,000. The increase in the 2020 period as compared to 2019 resulted primarily from increased spending on payroll and prepaid R&D activities.

Net Cash Flows from Financing Activities: Net cash provided by financing activities was approximately $11,337,000 for the three months ended March 31, 2019, which represents proceeds from the exercise of warrants issued in the May 2018 financing. There were no comparable warrant exercises or financing activities for the three months ended March 31, 2020.

Funding Requirements

We expect to incur ongoing operating losses for the foreseeable future as we continue to develop our planned therapeutic programs including related clinical trials and other programs in the pipeline. We expect that our existing resources will only be sufficient to fund our planned operations for the next four to seven months from the date of filing this quarterly report with the SEC. If we meet certain requirements, we may sell securities that are registered on our Form S-3 registration statement (File No. 333-220572), and by raising capital through sales of securities to third parties and existing stockholders, including for example, pursuant to our $5 million ATM financing program we entered into in February 2020 with Oppenheimer & Co.

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

Recently Adopted Accounting Pronouncements:

On January 1, 2020, we adopted Accounting Standard Update ("ASU") No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, to improve the effectiveness of disclosures. The amendments remove, modify, and add certain disclosure requirements in Topic 820, “Fair Value Measurement.” The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. The adoption had no impact on our condensed consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our chief executive officer and chief financial officer concluded that, as of March 31, 2020, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2020, that has materially affected, or is reasonably likely to materially affect, our disclosure controls and procedures.

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

We were incorporated in Delaware in April 2009. Initially, our operations were focused on establishing our CLIA-certified laboratory, commercializing our ForeCYTE and FullCYTE Breast Aspirators and manufacturing our intraductal microcatheters. In December 2015, we sold our laboratory, ceased generating revenue, ceased developing and commercializing our medical devices, kits, and tests, and refocused our business on the development of novel therapeutics and delivery methods for the treatment of breast cancer and other breast conditions. In the first quarter of 2020, we began development of a novel potential therapy for COVID-19 patients who were relying on mechanical ventilation. However, this is a departure from our historical focus on breast cancer and we have no operating history as a company in developing COVID-19 therapies and antiviral drugs. Because of our limited operating history, particularly in the area of pharmaceutical development, our revenue and income potential is uncertain and cannot be based on prior results. Any evaluation of our business and prospects must be considered in light of these factors and the risks and uncertainties often encountered by companies in the development stage. Some of these risks and uncertainties include our ability to:

●	our ability to innovate our novel drug candidate for COVID-19;
●	commence, execute and obtain successful results from our clinical studies;
●	obtain regulatory approvals in the U.S. and elsewhere for our pharmaceuticals and intraductal microcatheters we are developing;
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

If we do not raise additional capital, we anticipate liquidity issues in the next four to seven months.

For the Quarter ended March 31, 2020, we incurred a net loss of $2,947,420 and we had an accumulated deficit of $97,018,460. As of the date of filing this Quarterly report with the SEC, we expect that our existing resources will be sufficient to fund our planned operations for at least the next four to seven months. We have not yet established an ongoing source of revenue sufficient to cover our operating costs and allow us to continue as a going concern. Our ability to continue as a going concern is dependent on obtaining adequate capital to fund operating losses until we become profitable. We currently have no other products and services approved for commercialization. We may not receive or maintain regulatory clearance for our products and other sources of capital may not be available when we need them or on acceptable terms. If we are unable to raise in a timely fashion the amount of capital we anticipate needing, we would be forced to curtail or cease operations.

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

Failure to raise additional capital as needed could adversely affect us and our ability to develop our products.

We expect to spend substantial amounts of capital to:

●	develop our pharmaceutical and microcatheter-based intraductal therapeutics delivery programs, including our COVID-19 program;
●	perform clinical studies for the pharmaceuticals and microcatheter-based delivery methods we are developing;
●	continue our research and development activities to advance our product pipeline; and
●	obtain clinical supplies of the pharmaceuticals and microcatheters for the programs we are developing.

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

We have a limited operating history and have incurred net losses each year. Our net loss for the quarter ended March 31, 2020 was $2,947,420. We will continue to incur further losses in connection with research and development costs for development of our programs, including ongoing and additional clinical studies.

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

Compounds and methods that appear promising in research and development may fail to reach later stages of development for a number of reasons, including, among others, that clinical trials may take longer to complete than expected or may not be completed at all, and interim, top-line or preliminary clinical trial data reports may ultimately differ from actual results once data are more fully evaluated.

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

●	delays in reaching or failing to reach agreement on acceptable terms with manufacturers or prospective clinical research organizations ("CROs"), and trial sites; and
●

failure of third-parties, such as clinical research organizations, academic institutions, collaborators, cooperative groups, and/or investigator sponsors, to conduct, oversee, and monitor clinical trials and results.

In addition, from time to time we expect to report interim, top-line or “preliminary” data for clinical trials, including for example the interim results reported in May 2020 for our window of opportunity Phase 2 study. Such data are based on a preliminary analysis of then-available efficacy and safety data, and such findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. Interim, top-line or preliminary data are based on important assumptions, estimations, calculations and information then available to us to the extent we have had, at the time of such reporting, an opportunity to fully and carefully evaluate such information in light of all surrounding facts, circumstances, recommendations and analyses. As a result, interim, top-line or “preliminary” results may differ from future results, or different conclusions or considerations may qualify such results once existing data have been more fully evaluated. In addition, third parties, including regulatory agencies, may not accept or agree with our assumptions, estimations, calculations or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of the particular compound and our business in general.

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

We are subject to rigorous and extensive regulation by the FDA in the U.S. and by comparable agencies in other jurisdictions, including the Europe Medicines Agency ("EMA") in the European Union ("E.U.")

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

Regulatory agencies may also fail to grant approvals to commence studies for any number of reasons. For example, in May 2020, the FDA asked for additional pre-clinical data and other information for our COVID-19 HOPE Trial. If we cannot provide the requested data and information the FDA may not authorize us to commence this study.

If our products are not approved at all or quickly enough to provide net revenues to defray our operating expenses, our business, financial condition, operating results and prospects could be harmed.

We are developing our AT-H201 drug to treat COVID-19 patients who are extremely ill, and patient deaths that occur in our clinical trials could negatively impact our business even if such deaths are not shown to be related to our drugs.

We intend to enroll patients in our COVID-19 HOPE Trial who are on ventilators. COVID patients on ventilators are very sick and many do not recover either because of COVID-19 or other illnesses. As a result, it is likely that we will observe severe adverse outcomes of some patients in our COVID clinical trials for our drugs, including patient death. These adverse outcomes, even if unrelated to our drugs, could expose us to lawsuits and liabilities and could diminish our ability to obtain regulatory approval and/or achieve commercial acceptance for the related drug and our business could be materially harmed.

In the event that we seek and the FDA does not grant accelerated approval or priority review for a drug candidate, we would experience a longer time to commercialization in the U.S., if commercialized at all, and our development costs may increase and our competitive position may be harmed.

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

●	they may be uneconomical to produce;
●	we may fail to obtain reimbursement approvals or pricing that is cost effective for patients as compared to other available forms of treatment or that covers the cost of production and other expenses;
●	they may not compete effectively with existing or future alternatives, for example our AT-H201 drug may not effectively compete with a vaccine if and when a vaccine is developed and commercialized;
●	we may be unable to develop commercial operations and to sell marketing rights;
●	they may fail to achieve market acceptance; or
●	we may be precluded from commercialization of a product due to proprietary rights of third parties.

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

Our business is dependent on the performance by third parties of their responsibilities under contractual relationships. In particular, we heavily rely on third parties for the manufacture and testing of our products. We do not have internal analytical laboratory or manufacturing facilities to allow the testing or production of products in compliance with Good Manufacturing Practices ("cGMP"). As a result, we rely on third parties to supply us in a timely manner with manufactured product candidates. We may not be able to adequately manage and oversee the manufacturers we choose, they may not perform as agreed or they may terminate their agreements with us. In particular, we depend on third-party manufacturers to conduct their operations in compliance with Good Laboratory Practices ("GLP") or similar standards imposed by the U.S. and/or applicable foreign regulatory authorities, including the FDA and EMA. Any of these regulatory authorities may take action against a contract manufacturer who violates cGMP. Failure of our manufacturers to comply with FDA, EMA or other applicable regulations may cause us to curtail or stop the manufacture of such products until we obtain regulatory compliance.

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

We also rely on third-party service providers for certain warehousing and transportation. With regard to the distribution of our drugs, we depend on third-party distributors to act in accordance with Good Distribution Practice ("GDP"), and the distribution process and facilities are subject to continuing regulation by applicable regulatory authorities with respect to the distribution and storage of products.

In addition, we depend on medical institutions and CROs (together with their respective agents) to conduct clinical trials and associated activities in compliance with Good Clinical Practices ("GCP") and data privacy standards such as defined under the Health Insurance Portability and Accountability Act ("HIPAA"), California Consumer Privacy Acts (“CCPA”), and General Data Protection Regulation ("GDPR") and in accordance with our timelines, expectations and requirements. We are substantially dependent on Johns Hopkins University for the clinical study they are conducting for us using microcatheters to intraductally deliver fulvestrant and we will be substantially dependent on the organizations conducting the clinical trials of our proprietary Endoxifen. To the extent any such third parties are delayed in achieving or fail to meet our clinical trial enrollment expectations, fail to conduct our trials in accordance with GCP, patient and data privacy standards such as HIPAA or study protocol or otherwise take actions outside of our control or without our consent, our business may be harmed. Furthermore, we conduct clinical trials in foreign countries, subjecting us to additional risks and challenges, including, patient and data privacy standards such as GDPR and in particular, as a result of the engagement of foreign medical institutions and foreign CROs, who may be less experienced with regard to regulatory matters applicable to us and may have different standards of medical care.

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

Such consequences could have a significant impact on our business, financial condition, operating results, or prospects.

We may encounter delays in our clinical trials, or may not be able to conduct our trials timely.

Clinical trials are expensive and subject to regulatory approvals. Potential trial delays may arise from, but are not limited to:

●	the effects of the ongoing coronavirus pandemic, including access to clinical trial sites both by study participants and our clinical research organizations;
●	failure to obtain on a timely basis, or at all, approval from the applicable institutional review board or ethics committee to open a clinical study;
●	lower than anticipated patient enrollment for reasons such as existing conditions, eligibility criteria or if patients perceive a lack of benefit to enroll in the study for whatever reason;
●	delays in reaching agreements on acceptable terms with prospective CROs; and
●	failure of Johns Hopkins University, CROs, or other third parties to effectively and timely monitor, oversee, and maintain the clinical trials.

Our products and services may expose us to possible litigation and product liability claims.

Our business may expose us to potential product liability risks inherent in the testing, marketing, and processing personalized medical products, particularly those products and services we offered prior to shifting our focus on pharmaceutical development. Product liability risks may arise from, but are not limited to:

●	death of severely ill patients in our COVID-19 HOPE Trial;
●	failure of microcatheters to inject a sufficient amount of drug, CAR-T or other immunotherapy into the desired location, which could lead to ineffective treatment; and
●	adverse events related to drugs and therapies we are developing.

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

United States Patent and Trademark Office ("USPTO") and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent process. Periodic maintenance fees, renewal fees, annuity fees, and various other governmental fees on any issued patents and/or applications are due to be paid to the USPTO and foreign patent agencies in several stages over the lifetime of the patents and/or applications. We have systems in place to remind us to pay these fees, and we employ outside firms and rely on our outside counsel to pay these fees. While an inadvertent lapse may sometimes be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, our competitors might be able to enter the market earlier than should otherwise have been the case, which would have a material adverse effect on our business.

Changes in U.S. patent law could diminish the value of patents in general, thereby impairing our ability to protect our products.

As is the case with other biotechnology and pharmaceutical companies, our success is heavily dependent on intellectual property, particularly on obtaining and enforcing patents. Obtaining and enforcing patents in the biotechnology and pharmaceutical industries involve both technological and legal complexity, and is therefore costly, time-consuming and inherently uncertain. In addition, the U.S. has recently enacted and is currently implementing wide-ranging patent reform legislation under the Leahy-Smith America Invents Act, or the America Invents Act, including changes from a “first-to-invent” system to a “first to file” system, changes to examination of U.S. patent applications and changes to the processes for challenging issued patents. These changes include provisions that affect the way patent applications are being filed, prosecuted and litigated. For example, the America Invents Act enacted proceedings involving post-issuance patent review procedures, such as inter partes review ("IPR"), and post-grant review and covered business methods. These proceedings are conducted before the Patent Trial and Appeal Board ("PTAB"), of the USPTO. Each proceeding has different eligibility criteria and different patentability challenges that can be raised. In this regard, the IPR process permits any person (except a party who has been litigating the patent for more than a year) to challenge the validity of some patents on the grounds that it was anticipated or made obvious by prior art. As a result, non-practicing entities associated with hedge funds, pharmaceutical companies who may be our competitors and others have challenged certain valuable pharmaceutical U.S. patents based on prior art through the IPR process. A decision in such a proceeding adverse to our interests could result in the loss of valuable patent rights which would have a material adverse effect on our business, financial condition, results of operations and growth prospects. In any event, the America Invents Act and any other potential future changes to the U.S. patent system could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business, financial condition, results of operations and growth prospects. Further, recent U.S. Supreme Court rulings have narrowed the scope of patent protection available in certain circumstances and weakened the rights of patent owners in certain situations. In particular, on March 20, 2012, the U.S. Supreme Court issued the Prometheus and Alice decision, holding that several claims drawn to measuring drug metabolite levels from patient samples were not patentable subject matter. The full impact of the Prometheus and Alice decision on diagnostic claims is uncertain. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents once obtained. Depending on decisions by the U.S. Congress, the federal courts, and the USPTO, the laws and regulations governing patents could change in unpredictable ways that could weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future. The standards that courts use to interpret patents are not always applied predictably or uniformly and may evolve, particularly as new technologies develop. In addition, changes to patent laws in the U.S. or other countries may be applied retroactively to affect the validity, enforceability, or term of our patent. For example, the U.S. Supreme Court has modified some legal standards applied by the USPTO in examination of U.S. patent applications, which may decrease the likelihood that we will be able to obtain patents and may increase the likelihood of challenges to patents we obtain or license.

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

The FDA recently announced the Coronavirus Treatment Acceleration Program. That program may not, however, lead to a faster review or approval of our FDA submissions including for our COVID-19 HOPE Trial. Presently, we are responding to comments and information requests from the FDA relating to our proposed COVID-19 HOPE Trial and there can be no assurance that the FDA will permit us to proceed with the trial.

Our inadvertent or unintentional failure to comply with the complex government regulations concerning privacy patients, data subjects, and of medical records could subject us to fines and adversely affect our reputation.

Federal privacy regulations, among other things, restrict our ability to use or disclose protected health information in the form of patient-identifiable laboratory data, without written patient authorization, for purposes other than payment, treatment, or healthcare operations as defined under HIPAA, except for disclosures for various public policy purposes and other permitted purposes outlined in the privacy regulations. The privacy regulations provide for significant fines and other penalties for wrongful use or disclosure of protected health information, including potential civil and criminal fines and penalties. Although the HIPAA statute and regulations do not expressly provide for a private right of damages, we could incur damages under state laws, for example, California Consumer Privacy Act, to private parties for the wrongful use or disclosure of confidential health information or other private personal information.

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

The collection and use of personal data including personal health data of individuals in the E.U. regardless of citizenship or residence is governed by the provisions of the General Data Protection Regulation 2016/679 (commonly known as GDPR) which came into effect on May 25, 2018 with no transition period, and which has penalties for noncompliance. GDPR supersedes the Directive 95/46/EC of the European Parliament and of the Council of 24 October 1995. GDPR regulates the protection of individuals in E.U. with regard to the processing of personal data and on the free movement of such data within E.U. and outside the E.U. and European Economic Area ("EEA") areas. GDPR imposes a number of requirements including an obligation to seek the consent of individuals to whom the personal data relates, the information that must be provided to the individuals, notification of data processing obligations to the competent national data protection authorities of individual E.U. Member States, and the security and confidentiality of the personal data. No personal data may be processed unless this processing is done under one of six lawful bases specified by the regulation (consent, contract, public task, vital interest, legitimate interest or legal requirement). When the processing is based on consent the data subject has the right to revoke it at any time.

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

If our stock price does not satisfy the $1.00 minimum bid price requirement or we otherwise fail to satisfy other continued listing requirements (and such other continued listing requirements may be enhanced during the period our stock price is below the $1.00 minimum bid requirement including a requirement that we maintain at least $5 million in stockholders’ equity rather than the $2.5 million that is typically required for continued listing), we may be delisted from NASDAQ, which could adversely affect our stock price, liquidity, and our ability to raise funding. Our common stock has at times trades below the $1.00 minimum bid requirement, including during the 30 days prior to filing this report.

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

Our stock price is highly volatile. During the one year prior to May 6, 2020, our stock price has ranged from $0.76 to $3.25. In addition to the factors discussed in this report, the trading price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

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

If our common stock were to be delisted from trading on The NASDAQ Capital Market and the trading price of the common stock were below $5.00 per share on the date the common stock was delisted, trading in our common stock would also be subject to the requirements of certain rules promulgated under the Exchange Act. Our common stock has generally traded below $5.00 per share, including during the period covered by this report. These rules require additional disclosure by broker-dealers in connection with any trades involving a stock defined as a “penny stock” (i.e., generally, any non-exchange listed equity security that has a market price of less than $5.00 per share, subject to certain exceptions) and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors, generally institutions. These additional requirements may discourage broker-dealers from effecting transactions in securities that are classified as penny stocks, which could severely limit the market price and liquidity of such securities and the ability of purchasers to sell such securities in the secondary market.

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

Public health pandemics, epidemics or outbreaks could adversely impact our business. In December 2019, a novel strain of COVID-19 emerged in Wuhan, Hubei Province, China. While initially the outbreak was largely concentrated in China and caused significant disruptions to its economy, it is now considered by the World Health Organization as a pandemic and has spread to many other countries and infections have been reported globally, with a significant number of cases in the Seattle area, which is where we have our headquarters, and in New York City, which is where we plan to conduct a clinical study of AT-H201 in COVID-19 patients. The extent to which the coronavirus pandemic impacts our operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, new information which may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, among others. The continued spread of the COVID-19 could have an adverse impact on our business and our financial results. In particular, the continued spread of the coronavirus globally could adversely impact our operations that are dependent on third-party service providers for a number of critical operational activities including, in particular,

●	regulatory (FDA, MPA, IRB) meetings and approvals could be delayed;
●	our drug supply chain could be interrupted;
●	enrollment in our clinical studies could slow or be halted;
●	operations in general could be disrupted with potential infection of employees and consultants and difficulties with a remote work force;
●	quarantines of people and drugs needed for our studies could adversely affect operations;
●	our stock price could be adversely impacted and access to capital could be more challenging; or
●	our ability to access our facilities and timely prepare and file regulatory reports with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

(a)	Exhibits

Incorporated by Reference Herein
Exhibit No.	Description	Form	Date

1.1	Equity Distribution Agreement, dated as of February 7, 2020, by and between Atossa Therapeutics, Inc. and Oppenheimer & Co. Inc.	Current Report on Form 8-K, as Exhibit 1.1.	February 7, 2020
3.1	Certificate of Amendment to the Certificate of Incorporation of Atossa Therapeutics, Inc.	Current Report on Form 8-K, as Exhibit 3.1	January 6, 2020
3.2	Amended and Restated Bylaws of Atossa Therapeutics, Inc.	Current Report on Form 8-K, as Exhibit 3.2	January 6, 2020
4.1	Form of 2020 ISO Option Award Agreement	Filed herewith
4.2	Form of 2020 Option Award Agreement	Current Report on Form 8-K, as Exhibit 4.1	April 13, 2020
4.3	Atossa Therapeutics, Inc. 2020 Stock Incentive Plan	On Form DEF 14A, as Appendix A	April 13, 2020
31.1	Certification pursuant to Rule 13a-14(a) under the securities Exchange Act of 1934 of Steven C. Quay	Filed herewith
31.2	Certification pursuant to Rule 13a-14(a) under the securities Exchange Act of 1934 of Kyle Guse	Filed herewith
32.1	Certification pursuant to 18 U.S.C. Section 1350 of Steven C. Quay	Filed herewith
32.2	Certification pursuant to 18 U.S.C. Section 1350 of Kyle Guse	Filed herewith

101	Interactive Data Files pursuant to Rule 405 of Regulation S-T	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 13, 2020

/s/ Steven C. Quay
President and Chief Executive Officer
(On behalf of the Registrant)

/s/ Kyle Guse
Kyle Guse
Chief Financial Officer, General Counsel and Secretary
(As Principal Financial and Accounting Officer)