Form 10-Q
period 2020-06-30
ATOSSA THERAPEUTICS, INC.
filed 2020-08-13
CIK 1488039

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

The number of shares of the registrant’s common stock, $0.18 par value per share, outstanding at August 10, 2020, was 10,395,001.

ATOSSA THERAPEUTICS, INC.

FORM 10-Q

QUARTERLY REPORT

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ATOSSA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of June 30,
	2020	As of December 31,
Assets	(Unaudited)	2019
Current assets
Cash and cash equivalents	$7,462,736	$12,581,136
Restricted cash	110,000	110,000
Prepaid expenses	1,464,366	862,344
Research and development tax rebate receivable	760,622	739,656
Other current assets	263,957	26,130
Total current assets	10,061,681	14,319,266

Furniture and equipment, net	29,440	34,350
Intangible assets, net	53,125	68,542
Right-of-use asset	44,235	50,479
Other assets	17,218	17,218
Total Assets	$10,205,699	$14,489,855

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$1,032,707	$293,171
Accrued expenses	92,855	77,888
Payroll liabilities	655,408	899,420
Lease liability	39,515	39,371
Other current liabilities	6,188	12,892
Total current liabilities	1,826,673	1,322,742
Long term liabilities
Lease liability long term	4,720	11,108
Total Liabilities	1,831,393	1,333,850

Commitments and contingencies (Note 12)

Stockholders' equity
Preferred stock - $0.001 par value; 10,000,000 shares authorized; 626 and 671 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	1	1
Additional paid-in capital - Series B convertible preferred stock	625,999	670,999
Common stock - $0.18 par value; 175,000,000 shares authorized; 9,303,878 and 9,130,984 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	1,674,686	1,643,565
Additional paid-in capital	106,998,222	104,912,480
Accumulated deficit	(100,924,602)	(94,071,040)
Total Stockholders' Equity	8,374,306	13,156,005
Total Liabilities and Stockholders' Equity	$10,205,699	$14,489,855

The accompanying notes are an integral part of these condensed consolidated financial statements.

ATOSSA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2020	2019	2020	2019
Operating expenses
Research and development	$1,653,239	$2,611,948	$2,591,859	$4,063,184
General and administrative	2,282,568	4,674,121	4,280,957	7,287,214
Total operating expenses	3,935,807	7,286,069	6,872,816	11,350,398
Operating loss	(3,935,807)	(7,286,069)	(6,872,816)	(11,350,398)
Other income	29,665	23,540	19,254	14,562
Loss before income taxes	(3,906,142)	(7,262,529)	(6,853,562)	(11,335,836)
Income taxes	-	-	-	-
Net loss	$(3,906,142)	$(7,262,529)	$(6,853,562)	$(11,335,836)
Loss per common share - basic and diluted	$(0.43)	$(0.80)	$(0.75)	$(1.44)
Weighted average shares outstanding - basic and diluted	9,187,588	9,126,153	9,159,286	7,852,907

The accompanying notes are an integral part of these condensed consolidated financial statements.

ATOSSA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Series B Convertible Preferred Stock			Common Stock
			Additional			Additional		Total
	Shares	Amount	Paid-in Capital	Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders' Equity
Balance at December 31, 2018	2,379	$2	$2,378,997	5,846,552	$1,052,372	$82,204,902	$(76,831,263)	$8,805,010
Issuance of common stock upon warrant exercise	-	-	-	2,799,188	503,854	10,832,856	-	11,336,710
Conversion of Series B convertible preferred stock to common stock	(1,677)	(1)	(1,676,998)	476,431	85,753	1,591,246	-	-
Compensation cost for stock options granted	-	-	-	-	-	275,833	-	275,833
Reclassification of stock-based compensation liability upon option cancellation	-	-	-	-	-	3,151,944	-	3,151,944
Net loss	-	-	-	-	-	-	(4,073,307)	(4,073,307)
Balance at March 31, 2019	702	$1	$701,999	9,122,171	$1,641,979	$98,056,781	$(80,904,570)	$19,496,190
Conversion of Series B convertible preferred stock to common stock	(26)	-	(26,000)	7,392	1,330	24,670	-	-
Compensation cost for stock options granted	-	-	-	-	-	5,318,796	-	5,318,796
Net loss	-	-	-	-	-	-	(7,262,529)	(7,262,529)
Balance at June 30, 2019	676	$1	$675,999	9,129,563	$1,643,309	$103,400,247	$(88,167,099)	$17,552,457

	Series B Convertible Preferred Stock			Common Stock
			Additional			Additional		Total
	Shares	Amount	Paid-in Capital	Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders' Equity
Balance at December 31, 2019	671	$1	$670,999	9,130,984	$1,643,565	$104,912,480	$(94,071,040)	$13,156,005
Compensation cost for stock options granted	-	-	-	-	-	687,752	-	687,752
Net loss	-	-	-	-	-	-	(2,947,420)	(2,947,420)
Balance at March 31, 2020	671	$1	$670,999	9,130,984	$1,643,565	$105,600,232	$(97,018,460)	$10,896,337
Issuance of common stock, net of issuance costs of $178,544	-	-	-	160,108	28,820	318,807	-	347,627
Conversion of Series B convertible preferred stock to common stock	(45)	-	(45,000)	12,786	2,301	42,699	-	-
Compensation cost for stock options granted	-	-	-	-	-	1,036,484	-	1,036,484
Net loss	-	-	-	-	-	-	(3,906,142)	(3,906,142)
Balance at June 30, 2020	626	$1	$625,999	9,303,878	$1,674,686	$106,998,222	$(100,924,602)	8,374,306

The accompanying notes are an integral part of these condensed consolidated financial statements.

ATOSSA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,853,562)	$(11,335,836)
Adjustments to reconcile net loss to net cash used in operating activities
Compensation cost for stock options granted	1,724,236	5,594,629
Disposal of assets	2,226	5,806
Depreciation and amortization	24,711	27,549
Change in fair value of stock-based compensation liability	-	1,741,919
Changes in operating assets and liabilities:
Prepaid expenses	(602,022)	(303,335)
Research and development tax rebate receivable	(20,966)	111,792
Other assets	(237,827)	30,802
Accounts payable	739,536	(35,062)
Accrued expenses	14,967	(345,625)
Payroll liabilities	(244,012)	(123,589)
Other current liabilities	(6,704)	(20,101)
Net cash used in operating activities	(5,459,417)	(4,651,051)

CASH FLOWS FROM INVESTING ACTIVITY
Purchase of furniture and equipment	(6,610)	(7,625)
Net cash used in investing activities	(6,610)	(7,625)

CASH FLOWS FROM FINANCING ACTIVITY
Proceeds from issuance of common stock, net of issuance costs	347,627	-
Proceeds from exercise of warrants	-	11,336,710
Net cash provided by financing activities	347,627	11,336,710

NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(5,118,400)	6,678,034
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING BALANCE	12,691,136	10,490,493
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, ENDING BALANCE	$7,572,736	$17,168,527

SUPPLEMENTAL DISCLOSURES
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$7,462,736	$17,058,527
Restricted cash	110,000	110,000
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$7,572,736	$17,168,527

NONCASH INVESTING AND FINANCING ACTIVITIES
Reclassification of stock-based liability awards to equity upon cancellation	$-	$3,151,944.00
Conversion of Series B convertible preferred stock to common stock	$45,000	$1,703,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

ATOSSA THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1: NATURE OF OPERATIONS

On January 6, 2020, we changed our corporate name from Atossa Genetics Inc. to Atossa Therapeutics, Inc.

Atossa Therapeutics, Inc. (the “Company”) was incorporated on April 30, 2009, in the State of Delaware. The Company was initially formed to develop and market medical devices, laboratory tests and therapeutics to address breast health conditions. The Company’s fiscal year ends on December 31. The Company is currently focused on development of its pharmaceuticals for the treatment of the novel coronavirus ("COVID-19"), breast cancer and other breast conditions.

Impact of the Novel Coronavirus

The continued spread of the COVID-19 pandemic is affecting the United States and global economies and may affect the Company’s operations and those of third parties on which the Company relies, including causing possible disruptions in the supply of the Company’s Endoxifen, AT-H201, AT-301 and the conduct of current and future clinical trials. In addition, the COVID-19 pandemic may affect the operations of the U.S. Food and Drug Administration and other health authorities including similar entities/agencies in Sweden and Australia, which could result in delays in meetings, reviews and approvals. The evolving COVID-19 pandemic could also directly or indirectly impact the pace of enrollment in the Company’s clinical trials for at least the next several months and possibly longer as patients may avoid or may not be able to travel to healthcare facilities and physicians’ offices except for a health emergency. Such facilities and offices may also be required to focus limited resources on non-clinical trial activities, including treatment of COVID-19 patients, and may not be available, in whole or in part, for clinical trial activities related to the Company's products under development. Additionally, while the potential economic impact brought by, and the duration of, the COVID-19 pandemic is difficult to assess or predict, the impact of the COVID-19 pandemic on the global financial markets may reduce the Company’s ability to access capital, which could negatively impact the Company’s short-term and long-term liquidity. The ultimate impact of the COVID-19 pandemic is highly uncertain and subject to change. The Company does not yet know the full extent of potential delays or impacts on its business, financing or clinical trial activities or on healthcare systems or the global economy as a whole. However, these effects could have a material adverse impact on the Company’s liquidity, capital resources, operations, financial position and business and those of the third parties on which we rely. As of June 30, 2020, the Company has not experienced any delay in drug supply for its ongoing and planned clinical studies, including studies of Endoxifen, AT-301 and AT-H201. Currently, enrollment is open in Australia for the Endixofen Window of Opportunity study for which enrollment continues to be slow due in part to disruption caused by COVID-19. The Company anticipates opening enrollment in the AT-301 trial and the Mammographic Breast Density (“MBD”) Endoxifen trial in the second half of 2020 and will continue to monitor the future enrollment for potential restrictions of site visits, mammograms or the impositions of new restrictions on trials as a result of the COVID-19 pandemic.

In response to the Coronavirus pandemic, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was signed into law on March 27, 2020.  The CARES Act, among other things, includes provisions related to refundable payroll tax credits, deferment of employer side social security payments, net operating loss utilization and carryback periods, modifications to the net interest deduction limitations, increased limitations on qualified charitable contributions, and technical corrections to tax depreciation methods for qualified improvement property.  The CARES Act had no material impact on the Company’s income tax provision for the three and six months ended June 30, 2020.  The Company continues to examine the elements of the CARES Act and the impact it may have on its financial position, results of operations and cash flows.

NOTE 2: GOING CONCERN

The Company has incurred net losses and negative operating cash flows since inception. For the six months ended June 30, 2020, the Company recorded a net loss of approximately $6.9 million and used approximately $5.5 million of cash in operating activities. As of June 30, 2020, the Company had approximately $7.5 million in cash and cash equivalents and working capital of approximately $8.2 million. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and is currently expending funds in research and development activities that are expected to continue to require funding. Management believes the currently available funding will only be sufficient to finance the Company’s operations for six to ten months from the date these condensed consolidated financial statements are filed with the SEC depending on the timing and extent of the Company’s clinical trials.

The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. As the Company is currently not generating revenues, continued timely expenditures on trials is important to bring its product(s) to market as soon as possible. Management’s plans to obtain such resources for the Company include obtaining capital from the sale of its equity securities, entering into strategic partnership arrangements, potential exercise of outstanding warrants, and short-term borrowings from banks, stockholders or other related parties, if needed. The Company can give no assurances that any additional capital that it is able to obtain, if any, will be sufficient to meet its needs, or that any such capital will be obtained on acceptable terms. The continued spread of COVID-19 and uncertain market conditions may limit the Company’s ability to access capital. If the Company is unable to obtain adequate capital, the Company may be required to reduce the scope, delay, or eliminate some or all of its planned commercial activities. These conditions, in the aggregate, raise substantial doubt as to the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities should the Company be unable to continue as a going concern.

NOTE 3: SUMMARY OF ACCOUNTING POLICIES

Basis of Presentation:

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by GAAP for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K of the Company for the year ended December 31, 2019. The year-end condensed consolidated balance sheet presented was derived from audited consolidated financial statements, but does not include all disclosures required by GAAP.

In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2020, are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

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

Recently Adopted Accounting Pronouncements:

On January 1, 2020, the Company adopted Accounting Standards Update ("ASU") No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, to improve the effectiveness of disclosures. The amendments remove, modify, and add certain disclosure requirements in Topic 820, “Fair Value Measurement.” The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. The adoption had no impact on the Company's condensed consolidated financial statements.

NOTE 4: RESTRICTED CASH

The Company's restricted cash balance of $110,000 as of June 30, 2020 and December 31, 2019, respectively, consists entirely of cash pledged as security for the Company's issued commercial credit cards.

NOTE 5: PREPAID EXPENSES

Prepaid expenses consisted of the following:

	As of June 30,	As of December 31,
	2020	2019
Prepaid research and development	$948,250	$507,733
Prepaid insurance	251,455	222,476
Professional services	203,919	108,850
Financial exchange fees	21,500	-
Retainer and security deposits	14,218	14,218
Prepaid rent	13,464	4,275
Other	11,560	4,792
Total prepaid expenses	$1,464,366	$862,344

NOTE 6: RESEARCH AND DEVELOPMENT TAX REBATE RECEIVABLE

On May 23, 2017, Atossa formed a wholly-owned subsidiary in Australia called Atossa Genetics AUS Pty Ltd. The purpose of this subsidiary is to perform R&D activities including our Phase 1 and Phase 2 Endoxifen and COVID-19 clinical trials. Australia offers an R&D cash rebate of $0.435 per dollar spent on qualified R&D activities incurred in the country. During the six months ended June 30, 2020 and 2019, the Company recorded a rebate receivable of approximately $192,000 and $203,000, respectively, related to qualified R&D activities incurred. At June 30, 2020 and December 31, 2019, we had a total R&D rebate receivable of $760,622 and $739,656, respectively.

NOTE 7: PAYROLL LIABILITIES

Payroll liabilities consisted of the following:

	As of June 30,	As of December 31,
	2020	2019
Accrued bonuses	$374,282	$646,064
Accrued vacation	182,152	170,820
Accrued payroll	98,974	82,536
Total payroll liabilities	$655,408	$899,420

NOTE 8: STOCKHOLDERS’ EQUITY

The Company is authorized to issue a total of 185,000,000 shares of stock consisting of 175,000,000 shares of common stock, par value $0.18 per share, and 10,000,000 shares of preferred stock, par value $0.001 per share. The Company has designated 750,000 shares of Series A junior participating preferred stock, par value $0.001 per share, 4,000 shares of Series A convertible preferred stock, par value $0.001 per share, and 25,000 shares of Series B convertible preferred stock, par value $0.001 per share, through the filings of certificates of designation with the Delaware Secretary of State. No shares of Series A junior participating preferred stock and no shares of Series A convertible preferred stock are issued and outstanding as of June 30, 2020 and December 31, 2019.

Equity Distribution Agreement

On February 7, 2020, Atossa Therapeutics, Inc. entered into an equity distribution agreement with Oppenheimer & Co. Inc., acting as sales agent relating to the “at-the-market” (ATM) offering and sale by Atossa of common shares, par value $0.18 per share, having an aggregate gross sales price of up to $5,000,000. Sales of the shares, if any, will be made at Atossa’s sole discretion and by means of ordinary brokers’ transactions through the facilities of the Nasdaq Capital Market at market prices, in block transactions or as otherwise agreed between Atossa and Oppenheimer. The Distribution Agreement provides that Oppenheimer will be entitled to a commission of 3.0% of the gross offering proceeds of the shares sold pursuant to the Distribution Agreement and reimbursement for certain specified expenses. Atossa has no obligation to offer or sell any shares under the Agreement, and may at any time suspend offers and sales under the Distribution Agreement. Oppenheimer & Co. Inc. may also suspend or terminate the offering of common stock being made through them upon proper notice to the Company. During the three and six months ended June 30, 2020 the Company sold 160,108 shares of common stock under the ATM for gross proceeds of $526,171, net of issuance costs of $162,747 and sales commissions of $15,797.

Warrants

As of June 30, 2020, 1,070,028 warrants to purchase shares of common stock were outstanding. The warrants have an exercise price of $4.05 and expire on May 30, 2022.

There were no warrant exercises during the three and six months ended June 30, 2020. For the six months ended June 30, 2019, the Company received approximately $11.3 million from exercises of the warrants. As a result of the warrant exercises, the Company cancelled approximately 2.8 million warrants and issued approximately 2.8 million shares of common stock.

Conversion of Series B Convertible Preferred Stock

During the three and six months ended June 30, 2020, certain holders of the Series B convertible preferred stock exercised their conversion option and converted an aggregate of 45 shares into 12,786 shares of the Company's common stock and during the three and six months ended June 30, 2019, certain holders of the Series B convertible preferred stock exercised their conversion option and converted an aggregate of 26 and 1,703 shares of preferred stock, respectively, into 7,392 and 483,823 shares, respectively, based on the conversion ratio of approximately 284 shares of common stock for each share of Series B convertible preferred stock.

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

The following table summarizes the Company’s calculation of net loss per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Numerator
Net loss attributable to common shareholders	$(3,906,142)	$(7,262,529)	$(6,853,562)	$(11,335,836)
Denominator
Weighted average common shares outstanding used to compute net loss per share, basic and diluted	9,187,588	9,126,153	9,159,286	7,852,907
Net loss per share of common stock, basic and diluted:	$(0.43)	$(0.80)	$(0.75)	$(1.44)

The following table sets forth the number of potential common shares excluded from the calculation of net loss per diluted share, because including them would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Options to purchase common stock	5,993,823	2,546,295	5,151,103	1,669,709
Series B convertible preferred stock	182,520	195,448	186,568	326,493
Warrants to purchase common stock	1,070,028	1,070,028	1,070,028	2,213,396
	7,246,371	3,811,771	6,407,699	4,209,598

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

As a result of the Company’s cumulative losses, management has concluded that a full valuation allowance against the Company’s net deferred tax assets is appropriate. No income tax liabilities existed as of June 30, 2020 and December 31, 2019, due to the Company’s continuing operating losses.

NOTE 11: CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At June 30, 2020 and December 31, 2019, the Company had $7,018,309 and $12,316,429 in excess of the FDIC insured limit, respectively.

NOTE 12: COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company evaluates all contractual agreements at inception to determine if they contain a lease. Lease liabilities are measured at present value of lease payments not yet paid, using a discounted cash flow model that requires the use of a discount rate, or incremental borrowing rate.

The Company's operating lease assets consist of an office lease and a copier system lease. In May 2020, we amended our office lease and extended the expiration from August 31, 2020 to February 28, 2021. Our copier system lease expires in October of 2021. None of our leases contain options to extend. Total operating lease expense for the three and six months ended June 30, 2020 and 2019, was approximately $14,700 and $29,400, respectively, and variable lease payments of taxes and insurance were immaterial. As of June 30, 2020, the weighted average remaining lease term was approximately 9.4 months and the weighted average discount rate of our operating leases was 11.3%.

 As of June 30, 2020, the future minimum lease payments are approximately $40,200 and $19,400 for 2020 and 2021, respectively. These payments are reported in the condensed consolidated balance sheets at June 30, 2020 and 2019, net of imputed interest of approximately $15,400 and $11,500, respectively. The cash paid for amounts included in the measurement of operating lease liabilities for the three and six months ended June 30, 2020 was approximately $14,700 and $29,400, respectively and $14,200 and $28,200, respectively for June 30, 2019.

Litigation and Contingencies

 We are subject to legal proceedings and claims that arise in the normal course of business. We believe these matters are either without merit or of a kind that should not have a material effect, individually or in the aggregate, on our financial position, results of operations or cash flows.

NOTE 13: STOCK BASED COMPENSATION

Stock Option and Incentive Plan

On March 24, 2020, the Board of Directors approved the adoption of the 2020 Stock Incentive Plan (the "2020 Plan”) to provide for the grant of equity-based awards to employees, officers, non-employee directors and other key persons providing services to the Company. No awards may be granted under the 2020 Plan after the date that is 10 years from the date of stockholder approval. An aggregate of 3,000,000 shares were initially reserved for issuance in connection with awards granted under the 2020 Plan.

On September 28, 2010, the Board of Directors approved the adoption of the 2010 Stock Option and Incentive Plan (the "2010 Plan”) to provide for the grant of equity-based awards to employees, officers, non-employee directors and other key persons providing services to the Company. Awards of incentive options may be granted under the 2010 Plan until September 2020. An aggregate of 5,556 shares were initially reserved for issuance in connection with awards granted under the 2010 Plan and on May 18, 2016, an additional 11,111 shares were reserved for issuance under the 2010 Plan. On May 9, 2018, the stockholders approved an additional 125,000 shares for issuance under the 2010 Plan. On April 12, 2018, the stockholders approved an additional 500,000 shares for issuance under the 2010 Plan. On May 16, 2019 the stockholders approved an additional 3,600,000 shares.

The following table presents the automatic additions to the 2010 Plan since inception pursuant to the “evergreen” terms of the 2010 Plan:

January 1,	Number of shares
2012	2,502
2013	2,871
2014	4,128
2015	5,463
2016	7,257
2017	12,623
2018	106,076
2019	233,862
2020	365,239
Total additional shares	740,021

The Company granted options to purchase 2,915,000 shares of common stock during the three and six months ended June 30, 2020 and 3,565,000 for the three and six months ended June 30, 2019, respectively. No options were exercised during the three and six months ended June 30, 2020 or 2019. There are 1,031,669 shares available for grant under the Plans as of June 30, 2020.

Included in the 2020 options granted above, the Company granted the following stock options (the “2020 Performance Options”) to executives of the Company: (i) to the Chairman of the Board, President and Chief Executive Officer, an option to purchase 1,500,000 shares of Company common stock, 195,000 of which were granted under the Company’s 2010 Plan and 1,305,000 of which were granted under the Company’s 2020 Plan; and (ii) to the Chief Financial Officer, General Counsel and Secretary, an option to purchase 590,000 shares of Company common stock, 195,000 of which were granted under the 2010 Plan and 395,000 of which were granted under the 2020 Plan.

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

The fair value of the stock options granted for the six months ended June 30, 2020 and 2019 was calculated using the Black-Scholes option-pricing model applying the following assumptions:

Period ended June 30,
	2020	2019
Risk-free interest rate	0.28%-0.47%	2.16%-2.20%
Expected term	4.50-6.18 years	5.00-5.94 years
Dividend yield	-	-
Expected volatility	103%-125%	107%-126%

Compensation costs associated with the Company’s stock options are recognized, based on the grant-date fair values of these options, over the requisite service period, or vesting period. Accordingly, the Company recognized stock-based compensation expense of $1,036,484 and $1,724,236 for the three and six months ended June 30, 2020, respectively, and $5,318,716 and $5,594,629 for the three and six months ended June 30, 2019, respectively, (excluding the liability options discussed below). Compensation cost is recognized in the following captions in the condensed consolidated statements of operations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
General and administrative	$702,561	$3,401,653	$1,185,561	$3,626,329
Research and development	333,923	1,917,143	538,675	1,968,300
Total stock compensation expense	$1,036,484	$5,318,796	$1,724,236	$5,594,629

Options issued and outstanding as of June 30, 2020, under the 2020 and 2010 Plans and their activities during the six months then ended are as follows:

	Number of Underlying Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Contractual Life Remaining in Years	Aggregate Intrinsic Value
Outstanding as of January 1, 2020	4,308,383	$3.44		$651,000
Granted	2,915,000	1.66		374,000
Forfeited	-	-		-
Expired	-	-		-
Outstanding as of June 30, 2020	7,223,383	2.72	9.051	$15,214,250
Exercisable as of June 30, 2020	4,163,814	3.45	8.548	$8,821,400
Vested and expected to vest	7,223,383	$2.72	9.051	$15,214,250

At June 30, 2020, there were 3,059,569 unvested options outstanding and the related unrecognized total compensation cost associated with these options was approximately $4,116,024. This expense is expected to be recognized over a weighted-average period of 1.94 years.

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

At the time of cancellation, the fair value of Liability Options at January 13, 2019, was calculated using the Black-Scholes option-pricing model applying the following assumptions:

January 13,
2019
Risk-free interest rate	2.53%
Expected term (in years)	4.50-5.00
Stock price	$1.36
Dividend yield	-%
Expected volatility	121.0-123.0%

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

NOTE 14: SUBSEQUENT EVENT

 In July 2020, the Company sold 1,083,531 shares of common stock under the ATM for gross proceeds of $4,473,828, net of sale commissions of $134,314. On July 29, 2020, the Company completed selling all shares available under the ATM with total aggregate gross proceeds to the Company of $5,000,000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the related notes included elsewhere in this report. This discussion contains forward-looking statements, which are based on assumptions about the future of the Company’s business. The actual results could differ materially from those contained in the forward-looking statements. Please read “Forward-Looking Statements” included below for additional information regarding forward-looking statements.

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

●

whether we can obtain approval from the U.S. Food and Drug Administration ("FDA"), and foreign regulatory bodies, to commence our clinical trials, including our planned COVID-19 trials, and to sell, market and distribute our therapeutics under development;

●	our ability to successfully initiate and complete clinical trials of our pharmaceutical candidates under development, including our oral and topical Endoxifen (an active metabolite of Tamoxifen);

●

the success, cost and timing of our product and drug development activities and clinical trials, including whether our study using our oral Endoxifen will enroll a sufficient number of subjects or be completed in a timely fashion or at all;

●	whether we will successfully initiate and complete our clinical trial of oral Endoxifen to reduce mammographic breast density and whether the study will meet its objective;

●	our ability to contract with third-party suppliers, manufacturers and service providers, including clinical research organizations, and their ability to perform adequately;

●	our ability to successfully develop and commercialize new therapeutics currently in development or that we might identify in the future and in the time frames currently expected;

●	our ability to successfully defend litigation and other similar complaints that may be brought in the future, in a timely manner and within the coverage, scope and limits of our insurance policies;

●	our ability to establish and maintain intellectual property rights covering our products;

●	our expectations regarding, and our ability to satisfy, federal, state and foreign regulatory requirements;

●	the accuracy of our estimates of the size and characteristics of the markets that our products and services may address;

●	whether the final study results will vary from preliminary study results that we may announce;

●	our expectations as to future financial performance, expense levels and capital sources;

●	our ability to attract and retain key personnel; and

●	our ability to raise capital.

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

Company Overview

We are a clinical-stage biopharmaceutical seeking to discover and develop innovative medicines in areas of significant unmet medical need with a focus on coronavirus ("COVID-19") and breast cancer. Our two COVID-19 drugs under development are AT-H201, to improve lung function of moderate to severely ill, hospitalized COVID-19 patients by inhalation, and AT-301, a nasal spray for COVID-19 patients who are not sufficiently ill to require hospitalization. Our breast cancer drug under development is Endoxifen which is being developed primarily in two settings: one to reduce tumor cell activity in breast cancer patients in the "window of opportunity" between diagnosis of breast cancer and surgery; and another for women with high mammographic breast density ("MBD") to reduce the density and/or to act as an adjunct to mammography.

Summary of Leading Programs

A summary of our four leading programs is as follows:

AT-H201. AT-H201 is a proprietary combination of two drugs previously approved by the FDA to treat other diseases. It is intended to improve compromised lung function for moderate to severely ill, hospitalized COVID-19 patients by inhalation. There are five known key steps the coronavirus must take to signal the cell to open up and let the virus in. AT-H201 is being designed to function like a “chemical vaccine” by blocking all five of those steps, similar to what antibodies would be expected to do when a vaccine is administered.

In May 2020, we completed in vitro testing of AT-H201 which showed that the components of AT-H201 inhibit SARS-CoV-2 infectivity of VERO cells, which is a standard cell type being used to study infectivity of the coronavirus. The AT-H201 components were found to be at least four times more potent than remdesivir and at least 20 times more potent than hydroxychloroquine. Potency was measured by microscopic examination of the cytopathic effect caused by SARS-CoV-2 in VERO cells. Developing new drugs that combine drugs previously approved by the FDA typically requires pre-clinical and clinical studies of the individual components of the new drug and well as the combination of the components in the new drug.

We recently applied to the FDA to commence a clinical trial of AT-H201 which we contracted for with the NYC Health + Hospitals/Metropolitan in New York City. The FDA has requested, among other things, that we submit additional pre-clinical and other information on AT-H201 before approving the study. We are in the process of providing the necessary information to the FDA and anticipate receiving approval from the FDA to commence the initial clinical study of one of the components of AT-H201 in the second half of 2020.

AT-301. AT-301 is our proprietary drug intended for nasal administration in patients immediately following diagnosis of COVID-19 but who have not yet exhibited symptoms severe enough to require hospitalization. It is intended for at-home use to proactively reduce symptoms of COVID-19 and to slow the infection rate so that a person’s immune system can more effectively fight COVID-19. We also intend to conduct testing to determine whether AT-301 can be used as a prophylaxis to prevent or mitigate SARS-CoV-2, with the goal that it could become a “bridge to the vaccine” and be useful in the next phase of the coronavirus pandemic.

AT-301 is being developed with a nasal spray delivery mechanism because many COVID-19 patients are infected via the nasal passage. Collectively, the components of AT-301 are believed to help maintain a protective mucosal like layer within the nasal cavity with both anti-viral properties and protective mucosal like barrier that may lead to lower infectivity and reduced symptoms in COVID-19 patients due to their interference with the spike protein of the virus in the nasal cavity and upper respiratory tract.  Our nasal spray formulation AT-301 is being designed to contain ingredients that can potentially block SARS-CoV-2 viral entry gene proteins in nasal epithelial cells by interfering with spike protein activation by host proteases, by masking receptor binding domains (RBD) via electrostatic mechanisms, and by providing a generalized mucoadhesive epithelial barrier.

In July 2020, we completed in vitro testing of AT-301 which showed that AT-301 inhibits SARS-CoV-2 infectivity of VERO cells in a laboratory culture.

We have contracted with Avance Clinical, a CRO in Australia, to conduct a Phase 1 study of AT-301 which is designed as a double-blinded, randomized, and placebo-controlled safety study of AT-301 nasal spray in 32 healthy adult subjects divided into two study groups. Part A consists of two single-dose cohorts receiving either active therapy, AT-301B, or the placebo comparator AT-301A at two doses. Part B is a multiple dose arm with cohorts receiving either AT-301A or AT-301B for 14 days at two doses. The primary objective of the study is to evaluate the safety and tolerability of single and multiple doses of AT-301 administered via nasal instillation to healthy volunteers. Secondary objectives are to assess the incidence and severity of local irritation and bronchospasm following administration of AT-301 via nasal instillation.

Approval from the relevant authorities in Australia has been obtained and we expect that the study will commence in August 2020.

We have filed provisional patent applications on AT-H201 to treat COVID-19 patients and on AT-301 to treat patients diagnosed with, or to prevent, COVID-19 via nasal spray.

Endoxifen for MBD. MBD is an emerging public health issue affecting over 10 million women in the U.S. Studies conducted by others have shown that MBD increases the risk of developing breast cancer and that reducing MBD can reduce the incidence of breast cancer. In December 2019, we contracted with Stockholm South General Hospital to conduct a double-blinded, placebo-controlled Phase 2 study of our oral Endoxifen in pre-menopausal women with MBD who will be dosed over six months. We anticipate receiving regulatory approval and opening this study in Stockholm in the second half of 2020. The upcoming study in Stockholm is subject to approval by the European Medical Product Authority ("MPA") and the re-opening of mammography clinics in Stockholm following the COVID-19 closures.

In June 2019, we reported preliminary analysis from our Phase 2 study of proprietary daily topical Endoxifen to reduce MBD, showing significant (p=0.02) and rapid reduction in MBD at the 20mg daily dose level. MBD was reduced by an average of 14.3% in the group applying 20mg daily topical Endoxifen, which was statistically significant (p=0.02). In the lower dose group (10mg), MBD was reduced by an average of 9.0%, but was not statistically significant. Approximately 70% of participants receiving 20mg topical Endoxifen experienced a reduction in MBD, and of those, the mean reduction in MBD was 27%. Many participants in this study, however, experienced adverse skin reactions and dropped out of the study. We plan to reevaluate our development strategy for the topical form of Endoxifen once we complete the Phase 2 study of oral Endoxifen to reduce MBD.

Endoxifen for Window of Opportunity. We are currently conducting a Phase 2 study in Australia in the window of time between diagnosis and surgery. The study will enroll up to 25 newly-diagnosed patients with ER+ and human epidermal growth factor receptor 2 negative (HER2-) stage 1 or 2 invasive breast cancer, requiring mastectomy or lumpectomy. Patients receive Atossa’s proprietary oral Endoxifen for at least 14 days from the time of diagnosis up to the day of surgery. The primary endpoint is to determine if the administration of oral Endoxifen reduces the tumor activity as measured by Ki-67. The secondary endpoints are safety and tolerability and assessment of the study drug on expression levels of both estrogen and progesterone receptors. The impact on additional markers of cellular activity will also be explored. The Phase 2 study is being conducted on behalf of Atossa by Avance Clinical, which successfully completed four Phase 1 studies of Atossa’s Endoxifen.

In May 2020, we reported interim results from our Phase 2 study of oral Endoxifen in the window of opportunity. A statistically significant (p=0.031) reduction of about 74% in tumor cell proliferation, as measured by Ki-67, over the 22 days of dosing was achieved in the initial patients. Ki-67 is a recognized standard measurement of breast cancer cell proliferation. The purpose of this study is to determine if Atossa’s oral Endoxifen reduces breast cancer tumor cell proliferation as measured by several biomarkers, including Ki-67. The open-label study was designed to permit an interim analysis of the Ki-67 change. The requirement was to achieve a meaningful Ki-67 change in at least two of eight patients. Six out of six (100%) patients experienced a significant reduction in Ki-67. A summary of these results includes:

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

This study continues to be open for enrollment.

About Endoxifen

Endoxifen is an active metabolite of tamoxifen which is an FDA-approved drug to treat and prevent breast cancer in high risk women. In 2017, we successfully completed our initial Phase 1 placebo-controlled clinical trial of our proprietary oral and topical formulations of Endoxifen in 48 healthy women, supporting the continued development of this drug. There were no clinically significant safety signals and no clinically significant adverse events, and both the oral and topical Endoxifen were well tolerated. In the topical arm of the study, low but measurable Endoxifen levels were detected in the blood in a dose-dependent fashion. In the oral arm of the study, participants exhibited dose-dependent Endoxifen levels that met or exceeded the published therapeutic level. The median time for patients in the study who took daily doses of oral Endoxifen to reach steady-state serum levels of Endoxifen was approximately seven days. Published literature indicates that it can take approximately 50 to 200 days for patients to reach steady-state Endoxifen levels from daily doses of oral tamoxifen.

In May 2020, we reported a regulatory update that the FDA recently provided written input on our clinical path for oral Endoxifen to reduce MBD. The input was provided pursuant to a pre- IND meeting request which was scheduled for April 30, 2020. The input received from the FDA was very useful and will inform our clinical trial strategy and study design both in the U.S. and in Stockholm, Sweden where we are planning a Phase 2 study to reduce MBD.

Compassionate Use of Endoxifen

In December 2018, we began providing our oral Endoxifen to a pre-menopausal, estrogen-receptor positive (ER+), lacking CYP2D6 function, breast cancer patient under an FDA-approved expanded access, single patient, or "compassionate use" program. The purpose of this therapeutic approach was to reduce activity of the cancer cells prior to surgery. The patient received daily doses of our oral Endoxifen for approximately three weeks prior to surgery. There were no safety or tolerability issues and her surgery was successfully completed. The cancer cell biological activity was reduced, based on the estrogen receptor activity of the tumor cells and a 50% reduction in Ki-67. The FDA has also permitted use of our Endoxifen for this patient following her surgery, under the compassionate use program, as part of her long-term breast cancer treatment regimen. The use of our proprietary oral Endoxifen is restricted solely to this patient. In July 2020, we reported an update on this patient, who has received Endoxifen for 18 months post-surgery.  To date, the patient has not had a recurrence of breast cancer, has not had treatment-related changes in periodic laboratory blood tests and the treatment has been well tolerated, including an absence of typically seen vasomotor symptoms (night sweats and hot flashes).

Other Programs

We are evaluating Endoxifen to prevent and/or reduce gynecomastia, which is male breast enlargement and pain. We completed a successful Phase 1 study using Endoxifen in male patients in Australia. Endoxifen is also being evaluated to treat breast cancer patients after surgery to prevent a recurrence. We have not commenced clinical studies for this potential indication.

We are also developing our proprietary intraductal delivery technology to potentially target the delivery of therapies, including fulvestrant, immunotherapies and Chimeric Antigen Receptor T-cell therapies (CAR-T therapies), close to the site of breast cancer in the breast ducts. In 2019 we contracted with Johns Hopkins University to conduct a Phase 2 study using our intraductal technology to deliver fulvestrant.

After reviewing our recent clinical progress with Endoxifen and the potential opportunities with our COVID-19 programs, we have concluded that allocating additional resources to our Endoxifen and COVID-19 programs has a greater potential return for our stockholders than our ongoing study utilizing our intra ductal microcatheter technology to treat early stage breast cancer with fulvestrant. We are therefore discontinuing the fulvestrant study using our intraductal delivery technology so that we can focus resources on our Endoxifen studies and our COVID-19 programs.

Research and Development Phase

We are in the research and development phase and are not currently marketing any products. We do not anticipate generating revenue unless and until we develop and launch our pharmaceutical programs.

Commercial Lease Agreements

On November 1, 2018, the Company entered into an operating lease to pay $3,660 monthly rent for a term of 22 months with WW 107 Spring Street LLC to lease office space at 107 Spring Street, Seattle, Washington. In May 2020, we extended our lease through February 2021 and will pay monthly rent of $2,941 from September 1, 2020 through February 28, 2021.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses. On an ongoing basis, we evaluate these estimates and judgments, including those described below. We base our estimates on our historical experience and on various other assumptions that we believe to be reasonable under the circumstances. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results and experiences may differ materially from these estimates.

There were no changes in our significant accounting policies and estimates during the three and six months ended June 30, 2020, from those set forth in “Note 3, Summary of Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2019. We believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating our reported financial results and affect the more significant judgments and estimates that we use in the preparation of our condensed consolidated financial statements.

Share-Based Payments

 Stock compensation expense is based on the grant date’s fair value and is recognized as an expense over the requisite service period with forfeitures recognized when they occur. If the 2020 Performance Options meet the performance criteria, then the recognition of stock compensation expense will be accelerated with respect to 50% of any unvested options.

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

Research and Development Expense

 Research and development ("R&D") costs are generally expensed as incurred. Our research and development expenses include, for example, manufacturing expenses for our drugs under development, expenses associated with clinical trials and associated salaries and benefits. R&D expenses also include an estimated allocation of the CEO's salary and related benefits including non-cash stock compensation expense based on time devoted to R&D.

Results of Operations

Comparison of the three and six months ended June 30, 2020 and 2019

Revenue and Cost of Revenue: For the three and six months ended June 30, 2020 and 2019, we have no source of sustainable revenue and no associated cost of revenue.

Operating Expenses: Total operating expenses were approximately $3,936,000 and $6,873,000 for the three and six months ended June 30, 2020, respectively, consisting of research and development expenses of approximately $1,653,000 and $2,592,000, respectively, and general and administrative expenses of approximately $2,283,000 and $4,281,000, respectively. Total operating expenses were approximately $7,286,000 and $11,350,000 for the three and six months ended June 30, 2019, respectively, consisting of R&D expenses of approximately $2,612,000 and $4,063,000, respectively, and general and administrative ("G&A") expense of approximately $4,674,000 and $7,287,000, respectively. Total operating expense for the three and six months ended June 30, 2020 as compared to the same period in 2019 decreased approximately $3,350,000 and $4,477,000 or 46% and 39%, respectively.

Research and Development Expenses: R&D expenses for the three months ended June 30, 2020, were approximately $1,653,000, a decrease of approximately $959,000 or 37% from total R&D expenses for the three months ended June 30, 2019, of approximately $2,612,000. R&D expenses for the six months ended June 30, 2020, were approximately $2,592,000, a decrease of approximately $1,471,000 or 36% from total R&D expenses for the six months ended June 30, 2019, of approximately $4,063,000. The decrease in R&D expense is attributed primarily to a decrease in stock-based compensation of approximately $2,097,000, which is a non-cash charge, offset by an increase in salaries, professional fees and clinical trials expenses of approximately $626,000, as compared to the same period in 2019. We expect our R&D expenses to increase throughout 2020 as we commence studies of AT-H201 and AT-301, additional Phase 2 clinical trials of Endoxifen, and continue the development of other indications and therapeutics.

General and Administrative Expenses: G&A expenses were approximately $2,283,000 for the three months ended June 30, 2020, a decrease of approximately $2,391,000, or 51% from the total G&A expenses for the three months ended June 30, 2019, of approximately $4,674,000. G&A expenses were approximately $4,281,000 for the six months ended June 30, 2020, a decrease of approximately $3,006,000, or 41% from the total G&A expenses for the six months ended June 30, 2019, of approximately $7,287,000. G&A expenses consist primarily of personnel and related benefit costs, facilities, professional services, insurance, and public company related expenses. The decrease in G&A expenses for the period ended June 30, 2020, is mainly attributed to a decrease in stock-based compensation expense of approximately $3,515,000, which is a non-cash charge, offset by an increase in legal, professional fees and insurance costs of approximately $510,000 compared to the same period in 2019.

Income taxes: We have incurred net operating losses from inception; we did not record an income tax benefit for our incurred losses for the three and six months ended June 30, 2020 and 2019, due to uncertainty regarding utilization of our net operating carryforwards and due to our history of losses.

Liquidity and Capital Resources

We have incurred net losses and negative operating cash flows since inception. For the six months ended June 30, 2020, we recorded a net loss of approximately $6.9 million and used approximately $5.5 million of cash in operating activities. As of June 30, 2020, we had approximately $7.5 million in cash and cash equivalents and working capital of approximately $8.2 million. Management believes the currently available funding will only be sufficient to finance our operations for next six to ten months from the date these condensed consolidated financial statements are filed with the SEC depending on the timing and extent of our clinical trials.

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

Cash Flows

As of June 30, 2020, we had cash, cash equivalents and restricted cash of approximately $7.6 million.

Net Cash Flows from Operating Activities: Net cash used in operating activities was approximately $5,459,000 for the six months ended June 30, 2020, an increase of approximately $808,000, or 17%, compared to net cash used in operating activities for the six months ended June 30, 2019 of approximately $4,651,000. The increase in the 2020 period as compared to 2019 resulted primarily from increased spending on payroll and prepaid R&D activities.

Net Cash Flows from Financing Activities: Net cash provided by financing activities was approximately $348,000 and $11,337,000 for the six months ended June 30, 2020 and 2019, respectively. For the six months ended June 30, 2020, the Company sold 160,108 shares of common stock under the ATM for net proceeds of $347,627. The 2019 financing activities include proceeds of $11,336,710 from the exercise of warrants issued in the May 2018 financing.

Funding Requirements

We expect to incur ongoing operating losses for the foreseeable future as we continue to develop our planned therapeutic programs including related clinical trials and other programs in the pipeline. We expect that our existing resources will only be sufficient to fund our planned operations for the next six to ten months from the date of filing this quarterly report with the SEC. If we meet certain requirements, we may sell securities that are registered on our Form S-3 registration statement (File No. 333-220572), and by raising capital through sales of securities to third parties and existing stockholders.

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

Recently Adopted Accounting Pronouncements:

On January 1, 2020, we adopted Accounting Standards Update ("ASU") No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, to improve the effectiveness of disclosures. The amendments remove, modify, and add certain disclosure requirements in Topic 820, “Fair Value Measurement.” The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. The adoption had no impact on our condensed consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our chief executive officer and chief financial officer concluded that, as of June 30, 2020, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2020, that has materially affected, or is reasonably likely to materially affect, our disclosure controls and procedures.

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

We were incorporated in Delaware in April 2009. Initially, our operations were focused on establishing our CLIA-certified laboratory, commercializing our ForeCYTE and FullCYTE Breast Aspirators and manufacturing our intraductal microcatheters. In December 2015, we sold our laboratory, ceased generating revenue, ceased developing and commercializing our medical devices, kits, and tests, and refocused our business on the development of novel therapeutics and delivery methods for the treatment of breast cancer and other breast conditions. In the first quarter of 2020, we began development of a novel potential therapy for hospitalized COVID-19 patients and in the second quarter 2020 we launched a second COVID-19 program for patients who do not require hospitalization. However, this is a departure from our historical focus on breast cancer and we have no operating history as a company in developing COVID-19 therapies and antiviral drugs. Because of our limited operating history, particularly in the area of pharmaceutical development, our revenue and income potential is uncertain and cannot be based on prior results. Any evaluation of our business and prospects must be considered in light of these factors and the risks and uncertainties often encountered by companies in the development stage. Some of these risks and uncertainties include our ability to:

●	our ability to innovate our novel drug candidates for COVID-19;
●	commence, execute and obtain successful results from our clinical studies;
●	obtain regulatory approvals in the U.S. and elsewhere for our pharmaceuticals we are developing;
●	work with contract manufacturers to produce our pharmaceuticals under development in clinical and commercial quantities on acceptable terms and in accordance with required standards;
●	respond effectively to competition;
●	manage growth in operations;
●	respond to changes in applicable government regulations and legislation;
●	access additional capital when required; and
●	attract and retain key personnel.

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

For the six months ended June 30, 2020, we incurred a net loss of $6,853,562 and we had an accumulated deficit of $100,924,602. As of the date of filing this Quarterly report with the SEC, we expect that our existing resources will be sufficient to fund our planned operations for at least the next six to ten months. We have not yet established an ongoing source of revenue sufficient to cover our operating costs and allow us to continue as a going concern. Our ability to continue as a going concern is dependent on obtaining adequate capital to fund operating losses until we become profitable. We currently have no other products and services approved for commercialization. We may not receive or maintain regulatory clearance for our products and other sources of capital may not be available when we need them or on acceptable terms. If we are unable to raise in a timely fashion the amount of capital we anticipate needing, we would be forced to curtail or cease operations.

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

Failure to raise additional capital as needed could adversely affect us and our ability to develop our products.

We expect to spend substantial amounts of capital to:

●	develop our pharmaceutical programs, including our COVID-19 program;
●	perform clinical studies for the pharmaceuticals we are developing;
●	continue our research and development activities to advance our product pipeline; and
●	obtain clinical supplies of the pharmaceuticals for the programs we are developing.

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

We have a limited operating history and have incurred net losses each year. Our net loss for the six months ended June 30, 2020 was $6,853,562. We will continue to incur further losses in connection with research and development costs for development of our programs, including ongoing and additional clinical studies.

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

We may not succeed in achieving commercial market acceptance of any of our products. In order to gain market acceptance for the drugs under development, we will need to demonstrate to physicians and other healthcare professionals the benefits of these therapies including the clinical and economic application for their particular practice. Many physicians and healthcare professionals may be hesitant to introduce new services or techniques into their practice for many reasons, including lack of time and resources, the learning curve associated with the adoption of such new services or techniques into already established procedures, and the uncertainty of the applicability or reliability of the results of a new product. In addition, the availability of full or even partial payment for our products and tests, whether by third-party payors (e.g., insurance companies), or the patients themselves, will likely heavily influence physicians’ decisions to recommend or use our products.

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

●	delays in reaching or failing to reach agreement on acceptable terms with manufacturers or prospective clinical research organizations ("CROs"), and trial sites;
●	availability of vaccines developed by others may reduce the demand and commercial opportunities for our COVID-19 drug candidates; and
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

We are subject to rigorous and extensive regulation by the FDA in the U.S. and by comparable agencies in other jurisdictions, including the Europe Medicines Agency ("EMA") in the European Union ("E.U.") and the Therapeutic Goods Administration (TGA) in Australia.

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

Regulatory agencies may also fail to grant approvals to commence studies for any number of reasons. For example, in May 2020, the FDA asked for additional pre-clinical data and other information for a proposed study of AT-H201. If we cannot provide the requested data and information the FDA may not authorize us to commence this study.

If our products are not approved at all or quickly enough to provide net revenues to defray our operating expenses, our business, financial condition, operating results and prospects could be harmed.

We are developing our AT-H201 drug to treat COVID-19 patients who are severely ill, and patient deaths that occur in our clinical trials could negatively impact our business even if such deaths are not shown to be related to our drugs.

We intend to enroll patients in studies of our drug candidate AT-H201 who are severely ill, including patients on ventilators. COVID patients on ventilators are very sick and many do not recover either because of COVID-19 or other illnesses. As a result, it is likely that we will observe severe adverse outcomes of some patients in our COVID clinical trials for our drugs, including patient death. These adverse outcomes, even if unrelated to our drugs, could expose us to lawsuits and liabilities and could diminish our ability to obtain regulatory approval and/or achieve commercial acceptance for the related drug and our business could be materially harmed.

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
●

they may not compete effectively with existing or future alternatives, for example our COVID-19 therapies under development may not effectively compete with a vaccine if and when a vaccine is developed and commercialized;

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

In addition, we depend on medical institutions and CROs (together with their respective agents) to conduct clinical trials and associated activities in compliance with Good Clinical Practices ("GCP") and data privacy standards such as defined under the Health Insurance Portability and Accountability Act ("HIPAA"), California Consumer Privacy Acts (“CCPA”), and General Data Protection Regulation ("GDPR") and in accordance with our timelines, expectations and requirements. We are substantially dependent on the organizations conducting the clinical trials of our proprietary Endoxifen. To the extent any such third parties are delayed in achieving or fail to meet our clinical trial enrollment expectations, fail to conduct our trials in accordance with GCP, patient and data privacy standards such as HIPAA or study protocol or otherwise take actions outside of our control or without our consent, our business may be harmed. Furthermore, we conduct clinical trials in foreign countries, subjecting us to additional risks and challenges, including, patient and data privacy standards such as GDPR and in particular, as a result of the engagement of foreign medical institutions and foreign CROs, who may be less experienced with regard to regulatory matters applicable to us and may have different standards of medical care.

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

Such consequences could have a significant impact on our business, financial condition, operating results, or prospects.

We may encounter delays in our clinical trials, or may not be able to conduct our trials timely.

Clinical trials are expensive and subject to regulatory approvals. Potential trial delays may arise from, but are not limited to:

●	the effects of the ongoing coronavirus pandemic, including access to clinical trial sites both by study participants and our clinical research organizations;
●	failure to obtain on a timely basis, or at all, approval from the applicable institutional review board or ethics committee to open a clinical study;
●	lower than anticipated patient enrollment for reasons such as existing conditions, eligibility criteria or if patients perceive a lack of benefit to enroll in the study for whatever reason;
●	delays in reaching agreements on acceptable terms with prospective CROs; and
●	failure of CROs, or other third parties to effectively and timely monitor, oversee, and maintain the clinical trials.

Our products and services may expose us to possible litigation and product liability claims.

Our business may expose us to potential product liability risks inherent in the testing, marketing, and processing personalized medical products, particularly those products and services we offered prior to shifting our focus on pharmaceutical development. Product liability risks may arise from, but are not limited to:

●	death of severely ill patients in studies using AT-301 or AT-H201; and
●	adverse events related to drugs and therapies we are developing.

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

Our ability to preserve our trade secrets, trademarks and other intellectual property rights is also important to our long-term success. Our success depends in part on obtaining patent protection for our products and processes, preserving trade secrets, patents, copyrights and trademarks, operating without infringing the proprietary rights of third parties, and acquiring licenses for technology or products. If we do not adequately protect our intellectual property, competitors may be able to use our technologies and erode or negate any competitive advantage we may have, which could harm our business and ability to establish or maintain profitability. Patents may also be issued to third parties which could interfere with our ability to bring our therapeutics to market. As the patent and landscape for products for breast disorders, including breast cancers, grows more crowded and becomes more complex we may find it more difficult to obtain patent protection for our products including those related to Endoxifen.

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

The FDA recently announced the Coronavirus Treatment Acceleration Program. That program may not, however, lead to a faster review or approval of our FDA submissions including for our COVID-19 studies. Presently, we are responding to comments and information requests from the FDA relating to our proposed AT-H201 study and there can be no assurance that the FDA will permit us to proceed with the trial.

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

Our stock price is highly volatile. During the one year prior to August 4, 2020, our stock price has ranged from $0.76 to $5.08 per share.  In addition to the factors discussed in this report, the trading price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

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

●	regulatory (FDA, MPA, IRB, TGA) meetings and approvals could be delayed;
●	our drug supply chain could be interrupted;
●	enrollment in our clinical studies could slow or be halted;
●	operations in general could be disrupted with potential infection of employees and consultants and difficulties with a remote work force;
●	quarantines of people and drugs needed for our studies could adversely affect operations;
●	our stock price could be adversely impacted and access to capital could be more challenging; or
●	our ability to access our facilities and timely prepare and file regulatory reports with the SEC.

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

Date: August 13, 2020

/s/ Steven C. Quay
President and Chief Executive Officer
(On behalf of the Registrant)

/s/ Kyle Guse
Kyle Guse
Chief Financial Officer, General Counsel and Secretary
(As Principal Financial and Accounting Officer)