Form 10-Q
period 2020-09-30
ATOSSA THERAPEUTICS, INC.
filed 2020-11-13
CIK 1488039

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

The number of shares of the registrant’s common stock, $0.18 par value per share, outstanding at November 9, 2020, was 10,492,835.

ATOSSA THERAPEUTICS, INC.

FORM 10-Q

QUARTERLY REPORT

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ATOSSA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of September 30,
	2020	As of December 31,
Assets	(Unaudited)	2019
Current assets
Cash and cash equivalents	$9,105,950	$12,581,136
Restricted cash	110,000	110,000
Prepaid expenses	1,484,251	862,344
Research and development tax rebate receivable	439,205	739,656
Other current assets	178,911	26,130
Total current assets	11,318,317	14,319,266

Furniture and equipment, net	25,429	34,350
Intangible assets, net	45,417	68,542
Right-of-use asset	31,279	50,479
Other assets	17,218	17,218
Total Assets	$11,437,660	$14,489,855

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$682,612	$293,171
Accrued expenses	85,173	77,888
Payroll liabilities	752,847	899,420
Lease liability	30,063	39,371
Other current liabilities	14,671	12,892
Total current liabilities	1,565,366	1,322,742
Long term liabilities
Lease liability long term	1,217	11,108
Total Liabilities	1,566,583	1,333,850

Commitments and contingencies (Note 12)

Stockholders' equity
Preferred stock - $0.001 par value; 10,000,000 shares authorized; 623 and 671 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	1	1
Additional paid-in capital - Series B convertible preferred stock	622,999	670,999
Common stock - $0.18 par value; 175,000,000 shares authorized; 10,464,250 and 9,130,984 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	1,883,553	1,643,565
Additional paid-in capital	111,780,197	104,912,480
Accumulated deficit	(104,415,673)	(94,071,040)
Total Stockholders' Equity	9,871,077	13,156,005
Total Liabilities and Stockholders' Equity	$11,437,660	$14,489,855

The accompanying notes are an integral part of these condensed consolidated financial statements.

ATOSSA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2020	2019	2020	2019
Operating expenses
Research and development	$1,659,075	$1,684,215	$4,250,934	$5,747,399
General and administrative	1,849,741	1,613,983	6,130,698	8,901,197
Total operating expenses	3,508,816	3,298,198	10,381,632	14,648,596
Operating loss	(3,508,816)	(3,298,198)	(10,381,632)	(14,648,596)
Other income	17,745	12,284	36,999	26,846
Loss before income taxes	(3,491,071)	(3,285,914)	(10,344,633)	(14,621,750)
Income taxes	-	-	-	-
Net loss	$(3,491,071)	$(3,285,914)	$(10,344,633)	$(14,621,750)
Loss per common share - basic and diluted	$(0.34)	$(0.36)	$(1.09)	$(1.77)
Weighted average shares outstanding - basic and diluted	10,162,770	9,130,057	9,496,222	8,283,302

The accompanying notes are an integral part of these condensed consolidated financial statements.

ATOSSA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Series B Convertible Preferred Stock			Common Stock
			Additional			Additional		Total
	Shares	Amount	Paid-in Capital	Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders' Equity
Balance at December 31, 2018	2,379	$2	$2,378,997	5,846,552	$1,052,372	$82,204,902	$(76,831,263)	$8,805,010
Issuance of common stock upon warrant exercise	-	-	-	2,799,188	503,854	10,832,856	-	11,336,710
Conversion of Series B convertible preferred stock to common stock	(1,677)	(1)	(1,676,998)	476,431	85,753	1,591,246	-	-
Compensation cost for stock options granted	-	-	-	-	-	275,833	-	275,833
Reclassification of stock-based compensation liability upon option cancellation	-	-	-	-	-	3,151,944	-	3,151,944
Net loss	-	-	-	-	-	-	(4,073,307)	(4,073,307)
Balance at March 31, 2019	702	$1	$701,999	9,122,171	$1,641,979	$98,056,781	$(80,904,570)	$19,496,190
Conversion of Series B convertible preferred stock to common stock	(26)	-	(26,000)	7,392	1,330	24,670	-	-
Compensation cost for stock options granted	-	-	-	-	-	5,318,796	-	5,318,796
Net loss	-	-	-	-	-	-	(7,262,529)	(7,262,529)
Balance at June 30, 2019	676	$1	$675,999	9,129,563	$1,643,309	$103,400,247	$(88,167,099)	$17,552,457
Conversion of Series B convertible preferred stock to common stock	(5)	-	(5,000)	1,421	256	4,744	-	-
Compensation cost for stock options granted	-	-	-	-	-	751,652	-	751,652
Net loss	-	-	-	-	-	-	(3,285,914)	(3,285,914)
Balance at September 30, 2019	671	$1	$670,999	9,130,984	$1,643,565	$104,156,643	$(91,453,013)	$15,018,195

	Series B Convertible Preferred Stock			Common Stock
			Additional			Additional		Total
	Shares	Amount	Paid-in Capital	Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders' Equity
Balance at December 31, 2019	671	$1	$670,999	9,130,984	$1,643,565	$104,912,480	$(94,071,040)	$13,156,005
Compensation cost for stock options granted	-	-	-	-	-	687,752	-	687,752
Net loss	-	-	-	-	-	-	(2,947,420)	(2,947,420)
Balance at March 31, 2020	671	$1	$670,999	9,130,984	$1,643,565	$105,600,232	$(97,018,460)	$10,896,337
Issuance of common stock, net of issuance costs of $178,545	-	-	-	160,108	28,820	318,807	-	347,627
Conversion of Series B convertible preferred stock to common stock	(45)	-	(45,000)	12,786	2,301	42,699	-	-
Compensation cost for stock options granted	-	-	-	-	-	1,036,484	-	1,036,484
Net loss	-	-	-	-	-	-	(3,906,142)	(3,906,142)
Balance at June 30, 2020	626	$1	$625,999	9,303,878	$1,674,686	$106,998,222	$(100,924,602)	$8,374,306
Issuance of common stock, net of issuance costs of $135,157	-	-	-	1,083,531	195,036	4,143,635	-	4,338,671
Conversion of Series B convertible preferred stock to common stock	(3)	-	(3,000)	853	154	2,846	-	-
Common stock issued for option exercises	-	-	-	225,000	40,500	500,600	-	541,100
Shares withheld related to cashless exercise of options and taxes	-	-	-	(149,012)	(26,823)	(528,699)	-	(555,522)
Compensation cost for stock options granted	-	-	-	-	-	663,593	-	663,593
Net loss	-	-	-	-	-	-	(3,491,071)	(3,491,071)
Balance at September 30, 2020	623	$1	$622,999	10,464,250	$1,883,553	$111,780,197	$(104,415,673)	$9,871,077

The accompanying notes are an integral part of these condensed consolidated financial statements.

ATOSSA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(10,344,633)	$(14,621,750)
Adjustments to reconcile net loss to net cash used in operating activities
Compensation cost for stock options granted	2,387,829	6,346,281
Disposal of assets	4,149	5,806
Depreciation and amortization	37,265	40,289
Change in fair value of stock-based compensation liability	-	1,741,919
Changes in operating assets and liabilities:
Prepaid expenses	(621,907)	79,791
Research and development tax rebate receivable	300,451	(50,882)
Other assets	(152,781)	28,878
Accounts payable	389,441	148,102
Accrued expenses	7,285	(165,343)
Payroll liabilities	(146,573)	48,398
Other current liabilities	1,779	(21,524)
Net cash used in operating activities	(8,137,695)	(6,420,035)

CASH FLOWS FROM INVESTING ACTIVITY
Purchase of furniture and equipment	(9,367)	(7,625)
Net cash used in investing activities	(9,367)	(7,625)

CASH FLOWS FROM FINANCING ACTIVITY
Proceeds from issuance of common stock, net of issuance costs	4,686,298	-
Payment of taxes related to net-exercise of employee stock options	(14,422)	-
Proceeds from exercise of warrants		11,336,710
Net cash provided by financing activities	4,671,876	11,336,710

NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(3,475,186)	4,909,050
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING BALANCE	12,691,136	10,490,493
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, ENDING BALANCE	$9,215,950	$15,399,543

SUPPLEMENTAL DISCLOSURES
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$9,105,950	$15,289,543
Restricted cash	110,000	110,000
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$9,215,950	$15,399,543

NONCASH INVESTING AND FINANCING ACTIVITIES
Reclassification of stock-based liability awards to equity upon cancellation	$-	$3,151,944
Common stock issued upon cashless exercise of stock options	$541,100	$-
Conversion of Series B convertible preferred stock to common stock	$48,000	$1,707,999

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

Impact of the Novel Coronavirus

The continued spread of the COVID-19 pandemic is affecting the United States and global economies and may affect the Company’s operations and those of third parties on which the Company relies, including causing possible disruptions in the supply of the Company’s Endoxifen, AT-H201, AT-301 and the conduct of current and future clinical trials. In addition, the COVID-19 pandemic may affect the operations of the U.S. Food and Drug Administration and other health authorities including similar entities/agencies in Sweden and Australia, which could result in delays in meetings, reviews and approvals. The evolving COVID-19 pandemic could also directly or indirectly impact the pace of enrollment in the Company’s clinical trials for at least the next several months and possibly longer as patients may avoid or may not be able to travel to healthcare facilities and physicians’ offices except for a health emergency. Such facilities and offices may also be required to focus limited resources on non-clinical trial activities, including treatment of COVID-19 patients, and may not be available, in whole or in part, for clinical trial activities related to the Company's products under development. Additionally, while the potential economic impact brought by, and the duration of, the COVID-19 pandemic is difficult to assess or predict, the impact of the COVID-19 pandemic on the global financial markets may reduce the Company’s ability to access capital, which could negatively impact the Company’s short-term and long-term liquidity. The ultimate impact of the COVID-19 pandemic is highly uncertain and subject to change. The Company does not yet know the full extent of potential delays or impacts on its business, financing or clinical trial activities or on healthcare systems or the global economy as a whole. However, these effects could have a material adverse impact on the Company’s liquidity, capital resources, operations, financial position and business and those of the third parties on which we rely. As of September 30, 2020, the Company has not experienced any delay in drug supply for its ongoing and planned clinical studies, including studies of Endoxifen, AT-301 and AT-H201. Currently, enrollment is open in Australia for the Endixofen Window of Opportunity study for which enrollment continues to be slow due in part to disruption caused by COVID-19. The Company anticipates commencing the Mammographic Breast Density (“MBD”) Endoxifen trial in the fourth quarter of 2020. The Company opened enrollment in the AT-301 trial during the third quarter of 2020 and completed enrollment in the fourth quarter 2020. We anticipate receiving regulatory approval to commence the initial clinical study of one of the components of AT-H201 in the first quarter of 2021. The Company will continue to monitor future enrollment in studies for potential restrictions on site visits, mammograms or the impositions of new restrictions on trials as a result of the COVID-19 pandemic.

In response to the Coronavirus pandemic, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was signed into law on March 27, 2020.  The CARES Act, among other things, includes provisions related to refundable payroll tax credits, deferment of employer side social security payments, net operating loss utilization and carryback periods, modifications to the net interest deduction limitations, increased limitations on qualified charitable contributions, and technical corrections to tax depreciation methods for qualified improvement property.  The CARES Act had no material impact on the Company’s income tax provision for the three and nine months ended September 30, 2020.  The Company continues to examine the elements of the CARES Act and the impact it may have on its financial position, results of operations and cash flows.

NOTE 2: GOING CONCERN

The Company has incurred net losses and negative operating cash flows since inception. For the nine months ended September 30, 2020, the Company recorded a net loss of approximately $10.3 million and used approximately $8.1 million of cash in operating activities. As of September 30, 2020, the Company had approximately $9.1 million in cash and cash equivalents and working capital of approximately $9.8 million. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and is currently expending funds in research and development activities that are expected to continue to require funding. Management believes the currently available funding will only be sufficient to finance the Company’s operations for six to ten months from the date these condensed consolidated financial statements are filed with the SEC depending on the timing and extent of the Company’s clinical trials.

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

Basis of Presentation

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

In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2020, are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

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

Recently Adopted Accounting Pronouncements

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

NOTE 4: RESTRICTED CASH

The Company's restricted cash balance of $110,000 as of September 30, 2020 and December 31, 2019, respectively, consists entirely of cash pledged as security for the Company's issued commercial credit cards.

NOTE 5: PREPAID EXPENSES

Prepaid expenses consisted of the following:

	As of September 30,	As of December 31,
	2020	2019
Prepaid research and development	$1,176,042	$507,733
Prepaid insurance	63,703	222,476
Professional services	199,002	108,850
Financial exchange fees	10,750	-
Retainer and security deposits	14,218	14,218
Prepaid rent	8,976	4,275
Other	11,560	4,792
Total prepaid expenses	$1,484,251	$862,344

NOTE 6: RESEARCH AND DEVELOPMENT TAX REBATE RECEIVABLE

On May 23, 2017, Atossa formed a wholly-owned subsidiary in Australia called Atossa Genetics AUS Pty Ltd. The purpose of this subsidiary is to perform R&D activities including our Phase 1 and Phase 2 Endoxifen and COVID-19 clinical trials. Australia offers an R&D cash rebate of $0.435 per dollar spent on qualified R&D activities incurred in the country. During the nine months ended September 30, 2020 and 2019, the Company recorded a rebate receivable of approximately $439,000 and $398,000, respectively, related to qualified R&D activities incurred. At September 30, 2020 and December 31, 2019, we had a total R&D rebate receivable of $439,205 and $739,656, respectively.

NOTE 7: PAYROLL LIABILITIES

Payroll liabilities consisted of the following:

	As of September 30,	As of December 31,
	2020	2019
Accrued bonuses	$498,359	$646,064
Accrued vacation	162,798	170,820
Accrued payroll	91,690	82,536
Total payroll liabilities	$752,847	$899,420

NOTE 8: STOCKHOLDERS’ EQUITY

The Company is authorized to issue a total of 185,000,000 shares of stock consisting of 175,000,000 shares of common stock, par value $0.18 per share, and 10,000,000 shares of preferred stock, par value $0.001 per share. The Company has designated 750,000 shares of Series A junior participating preferred stock, par value $0.001 per share, 4,000 shares of Series A convertible preferred stock, par value $0.001 per share, and 25,000 shares of Series B convertible preferred stock, par value $0.001 per share, through the filings of certificates of designation with the Delaware Secretary of State. No shares of Series A junior participating preferred stock and no shares of Series A convertible preferred stock are issued and outstanding as of September 30, 2020 and December 31, 2019.

Equity Distribution Agreements

On February 7, 2020, Atossa Therapeutics, Inc. entered into an equity distribution agreement with Oppenheimer & Co. Inc., acting as sales agent relating to the “at-the-market” (the "Oppenheimer ATM") offering and sale by Atossa of common shares, par value $0.18 per share, having an aggregate gross sales price of up to $5,000,000. Sales of the shares were made at Atossa’s sole discretion and by means of ordinary brokers’ transactions through the facilities of the Nasdaq Capital Market at market prices, in block transactions or as otherwise agreed between Atossa and Oppenheimer. The distribution agreement provided that Oppenheimer was entitled to a commission of 3.0% of the gross offering proceeds of the shares sold pursuant to the distribution agreement and reimbursement for certain specified expenses. Atossa had no obligation to offer or sell any shares under the agreement, and could at any time suspend offers and sales under the agreement. Oppenheimer could also suspend or terminate the offering of shares being made through them upon proper notice to the Company. During the three and nine months ended September 30, 2020 the Company sold shares of common stock under the Oppenheimer ATM of 1,083,531 and 1,243,639, respectively, for net proceeds of $4,338,671 and $4,686,298, respectively. Total issuance costs during the three and nine months ended September 30, 2020 were $135,157 and $313,702, respectively. On July 29, 2020, the Company completed selling all shares available under the Oppenheimer ATM with total aggregate gross proceeds to the Company of $5,000,000.

On September 25, 2020, Atossa Therapeutics, Inc. entered into an equity distribution agreement with Maxim Group, LLC., acting as sales agent relating to the "at-the-market" offering and sale by Atossa of common shares, par value $0.18 per share, having an aggregate gross sales price of up to $10,000,000. Sales of the shares, if any, will be made at Atossa’s sole discretion and by means of ordinary brokers’ transactions through the facilities of the Nasdaq Capital Market at market prices, in block transactions or as otherwise agreed between Atossa and Maxim. The distribution agreement provides that Maxim will be entitled to a commission of 3.0% of the gross offering proceeds of the shares sold pursuant to the distribution agreement and reimbursement for certain specified expenses. Atossa has no obligation to offer or sell any shares under the agreement, and may at any time suspend offers and sales under the agreement. Maxim could also suspend or terminate the offering of common stock being made through them upon proper notice to the Company. As of September 30, 2020, no shares have been sold under this distribution agreement.

Warrants

As of September 30, 2020, 1,070,028 warrants to purchase shares of common stock were outstanding. The warrants have an exercise price of $4.05 and expire on May 30, 2022.

There were no warrant exercises during the three and nine months ended September 30, 2020. For the nine months ended September 30, 2019, the Company received approximately $11.3 million from exercises of the warrants. As a result of the warrant exercises, the Company cancelled approximately 2.8 million warrants and issued approximately 2.8 million shares of common stock. No warrants were exercised for the three months ended September 30, 2019.

Conversion of Series B Convertible Preferred Stock

During the three and nine months ended September 30, 2020, certain holders of the Series B convertible preferred stock exercised their conversion option and converted an aggregate of 3 and 48 shares, respectively, into 853 and 13,639 shares of the Company's common stock. During the three and nine months ended September 30, 2019, certain holders of the Series B convertible preferred stock exercised their conversion option and converted an aggregate of 5 and 1,708 shares of preferred stock, respectively, into 1,421 and 485,244 shares, respectively, based on the conversion ratio of approximately 284 shares of common stock for each share of Series B convertible preferred stock.

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

The following table summarizes the Company’s calculation of net loss per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Numerator
Net loss attributable to common shareholders	$(3,491,071)	$(3,285,914)	$(10,344,633)	$(14,621,750)
Denominator
Weighted average common shares outstanding used to compute net loss per share, basic and diluted	10,162,770	9,130,057	9,496,222	8,283,302
Net loss per share of common stock, basic and diluted:	$(0.34)	$(0.36)	$(1.09)	$(1.77)

The following table sets forth the number of potential common shares excluded from the calculation of net loss per diluted share, because including them would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Options to purchase common stock	7,158,387	4,348,383	5,825,082	2,572,413
Series B convertible preferred stock	177,562	191,543	183,544	281,015
Warrants to purchase common stock	1,070,028	1,070,028	1,070,028	1,828,085
	8,405,977	5,609,954	7,078,654	4,681,513

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

As a result of the Company’s cumulative losses, management has concluded that a full valuation allowance against the Company’s net deferred tax assets is appropriate. No income tax liabilities existed as of September 30, 2020 and December 31, 2019, due to the Company’s continuing operating losses.

NOTE 11: CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At September 30, 2020 and December 31, 2019, the Company had $8,032,950 and $12,316,429 in excess of the FDIC insured limit, respectively.

NOTE 12: COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company evaluates all contractual agreements at inception to determine if they contain a lease. Lease liabilities are measured at present value of lease payments not yet paid, using a discounted cash flow model that requires the use of a discount rate, or incremental borrowing rate.

The Company's operating lease assets consist of an office lease and a copier system lease. In May 2020, we amended our office lease and extended the expiration from August 31, 2020 to February 28, 2021. This amendment increased our right of use asset and lease liability by approximately $20,200. Our copier system lease expires in October of 2021. None of our leases contain options to extend. Total operating lease expense for the three and nine months ended September 30, 2020 and 2019, was approximately $14,200 and $14,700, respectively and $46,300 and $44,100, respectively, and variable lease payments of taxes and insurance were immaterial. As of September 30, 2020, the weighted average remaining lease term was approximately 7.0 months and the weighted average discount rate of our operating leases was 11.3%.

 As of September 30, 2020, the future minimum lease payments are approximately $14,200 and $19,400 for 2020 and 2021, respectively. These payments are reported in the condensed consolidated balance sheets at September 30, 2020 and 2019, net of imputed interest of approximately $2,300 and $13,000, respectively. The cash paid for amounts included in the measurement of operating lease liabilities for the three and nine months ended September 30, 2020 was approximately $12,900 and $42,300, respectively and $13,900 and $42,700, respectively for September 30, 2019.

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

The Company granted options to purchase 225,000 and 3,140,000 shares of common stock during the three and nine months ended September 30, 2020, respectively, and 0 and 3,565,000 for the three and nine months ended September 30, 2019, respectively.  There were 225,000 options exercised during the three and nine months ended September 30, 2020 at an average exercise price of $2.40. No options were exercised during the three and nine months ended September 30, 2019. There are 670,000 shares available for grant under the 2020 Plan as of September 30, 2020.

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

The fair value of the stock options granted for the nine months ended September 30, 2020 and 2019 was calculated using the Black-Scholes option-pricing model applying the following assumptions:

Period ended September 30,
	2020	2019
Risk-free interest rate	0.28%-0.47%	2.16%-2.20%
Expected term	4.50-6.18 years	5.00-5.94 years
Dividend yield	-	-
Expected volatility	103%-129%	107%-126%

Compensation costs associated with the Company’s stock options are recognized, based on the grant-date fair values of these options, over the requisite service period, or vesting period. Accordingly, the Company recognized stock-based compensation expense of $663,593 and $2,387,829 for the three and nine months ended September 30, 2020, respectively, and $751,652 and $6,346,281 for the three and nine months ended September 30, 2019, respectively, (excluding the liability options discussed below). Compensation cost is recognized in the following captions in the condensed consolidated statements of operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
General and administrative	$489,853	$510,398	$1,675,414	$4,136,727
Research and development	173,740	241,254	712,415	2,209,554
Total stock compensation expense	$663,593	$751,652	$2,387,829	$6,346,281

Options issued and outstanding as of September 30, 2020, under the 2020 and 2010 Plans and their activities during the nine months then ended are as follows:

	Number of Underlying Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Contractual Life Remaining in Years	Aggregate Intrinsic Value
Outstanding as of January 1, 2020	4,308,383	$3.44	-	$651,000
Granted	3,140,000	1.79	-	449,600
Exercised	(225,000)	2.40	-	297,250
Forfeited	(143,552)	1.87	-	272,000
Expired	-	-	-	-
Outstanding as of September 30, 2020	7,079,831	2.77	8.85	$5,629,600
Exercisable as of September 30, 2020	4,332,821	3.34	8.42	$3,616,727
Vested and expected to vest	7,079,831	$2.77	8.85	$5,629,600

At September 30, 2020, there were 2,747,010 unvested options outstanding and the related unrecognized total compensation cost associated with these options was approximately $3,928,067. This expense is expected to be recognized over a weighted-average period of 1.92 years.

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

NOTE 14: SUBSEQUENT EVENT

 In October and November 2020, the Company sold a total of 84,016 shares of common stock under the ATM with Maxim for proceeds of $135,400, net of sale commissions of $4,188.

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

Company Overview

We are a clinical-stage biopharmaceutical company seeking to discover and develop innovative medicines in areas of significant unmet medical need with a focus on coronavirus ("COVID-19"), breast cancer and other breast conditions. Our two COVID-19 drugs under development are AT-H201, to improve lung function of moderate to severely ill, hospitalized COVID-19 patients by inhalation, and AT-301, a nasal spray for COVID-19 patients for at-home use. Our drug under development for breast cancer and other breast conditions is Endoxifen which is being developed primarily in two settings: one to reduce tumor cell activity in breast cancer patients in the "window of opportunity" between diagnosis of breast cancer and surgery; and another for women with dense breast tissue to reduce the density and/or to act as an adjunct to mammography.

Summary of Leading Programs

A summary of our four leading programs is as follows:

AT-301. AT-301 is our proprietary drug candidate intended for nasal administration in patients immediately following diagnosis of COVID-19 but who have not yet exhibited symptoms severe enough to require hospitalization. It is intended for at-home use to proactively reduce symptoms of COVID-19 and to slow the infection rate so that a person’s immune system can more effectively fight COVID-19. We also intend to conduct testing to determine whether AT-301 can be used as a prophylaxis to prevent or mitigate SARS-CoV-2, with the goal that it could complement any traditional vaccine that may be developed in that a traditional vaccine may not be effective in all people and may not be taken by all people.

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

We recently completed a Phase 1 study of AT-301 which was a double-blinded, randomized, and placebo-controlled safety study of AT-301 nasal spray in 32 healthy adult subjects divided into two study groups. Part A consisted of two single-dose cohorts receiving either active therapy, AT-301B, or the placebo comparator AT-301A at two doses. Part B was a multiple dose arm with cohorts receiving either AT-301A or AT-301B for 14 days at two doses. The primary objective of the study is to evaluate the safety and tolerability of single and multiple doses of AT-301 administered via nasal instillation to healthy volunteers. Secondary objectives are to assess the incidence and severity of local irritation and bronchospasm following administration of AT-301 via nasal instillation. Dosing is complete and data output is expected in January 2021. A preliminary evaluation of the blinded data indicates that there we no serious adverse events, no discontinuations, and only one of the subjects in the study experienced adverse events that were considered moderate in severity; all other adverse events were considered mild. Our preliminary assessment is that our AT-301 nasal spray was safe and well tolerated in this study. These results support advancing this program into a Phase 2 study. We are in the process of preparing a pre-IND meeting request with the U.S. FDA which we plan to submit in December 2020.

AT-H201. AT-H201 is a proprietary combination of two drugs previously approved by the FDA to treat other diseases. It is intended to improve compromised lung function for moderate to severely ill, hospitalized COVID-19 patients by inhalation. There are five known key steps the coronavirus must take to signal the cell to open up and let the virus in. AT-H201 is being designed to function like a “chemical vaccine” by blocking all five of those steps, similar to what antibodies would be expected to do when a vaccine is administered. In May 2020, we completed in vitro testing of AT-H201 which showed that the components of AT-H201 inhibit SARS-CoV-2 infectivity of VERO cells, which is a standard cell type being used to study infectivity of the coronavirus. The AT-H201 components were found to be at least four times more potent than remdesivir and at least 20 times more potent than hydroxychloroquine. Potency was measured by microscopic examination of the cytopathic effect caused by SARS-CoV-2 in VERO cells. Developing new drugs that combine drugs previously approved by the FDA typically requires pre-clinical and clinical studies of the individual components of the new drug as well as the combination of the components in the new drug. In the second quarter 2020, we requested a pre-IND meeting with the FDA to discuss the AT-201 program, including a proposed study at NYC Health + Hospitals/Metropolitan in New York City. The FDA requested that we provide, among other things, additional pre-clinical and other information on AT-H201. We also requested a pre-IND meeting with the FDA to discuss one of the components of AT-H201, to which the FDA provided guidance. We are evaluating conducting the study outside the United States. We plan to commence the initial clinical study of AT-H201 in the first quarter of 2021.

We have filed provisional patent applications on AT-H201 to treat COVID-19 patients and on AT-301 to treat patients diagnosed with, or to prevent, COVID-19 via nasal spray.

Endoxifen for MBD. Mammographic breast density (MBD) is an emerging public health issue affecting over 10 million women in the U.S. Studies conducted by others have shown that MBD increases the risk of developing breast cancer and that reducing MBD can reduce the incidence of breast cancer. In December 2019, we contracted with Stockholm South General Hospital to conduct a randomized, double-blinded, placebo-controlled study of our oral Endoxifen in pre-menopausal women with MBD who will be dosed over six months. This study will evaluate safety, tolerability and efficacy. The primary endpoint is the change of MBD after six months of daily Endoxifen treatment. We are planning for the study to be conducted in Stockholm. The study is subject to approval by the European Medical Product Authority (MPA) which we expect to receive in December 2020.

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

Endoxifen for Window of Opportunity. We are currently conducting a Phase 2 study in Australia in the window of time between diagnosis of breast cancer and surgical treatment. The study will enroll up to 25 newly-diagnosed patients with ER+ and human epidermal growth factor receptor 2 negative (HER2-) stage 1 or 2 invasive breast cancer, requiring mastectomy or lumpectomy. Patients will receive Atossa’s proprietary oral Endoxifen for at least 14 days from the time of diagnosis up to the day of surgery. The primary endpoint is to determine if the administration of oral Endoxifen reduces the tumor activity as measured by Ki-67. The secondary endpoints are safety and tolerability and assessment of the study drug on expression levels of both estrogen and progesterone receptors. The impact on additional markers of cellular activity will also be explored.

In May 2020, we reported interim results from our window of opportunity study. A statistically significant (p=0.031) reduction of about 74% in tumor cell proliferation, as measured by Ki-67, over the 22 days of dosing was achieved in the initial patients. Ki-67 is a recognized standard measurement of breast cancer cell proliferation. The purpose of this study is to determine if Atossa’s oral Endoxifen reduces breast cancer tumor cell proliferation as measured by several biomarkers, including Ki-67. Six out of six (100%) patients experienced a significant reduction in Ki-67. A summary of these results includes:

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

This study continues to be open for enrollment; however, enrollment has been slower than anticipated in part due to fewer patients undergoing breast cancer surgery in Australia as a result of the Coronavirus pandemic.

About Endoxifen

Endoxifen is an active metabolite of tamoxifen which is an FDA-approved drug to treat and prevent breast cancer in high risk women. Endoxifen has been studied in 70 participants in Atossa-conducted Phase 1 clinical studies. No serious adverse events were reported in any of the studies..

In May 2020, we reported that the FDA recently provided written input on our clinical path for oral Endoxifen to reduce MBD. The input was provided pursuant to a pre-IND meeting request which was scheduled for April 30, 2020. The input received from the FDA was very useful and will inform our clinical trial strategy and study design both in the U.S. and in Stockholm, Sweden where we are planning a Phase 2 study to reduce MBD.

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

There were no changes in our significant accounting policies and estimates during the three and nine months ended September 30, 2020, from those set forth in “Note 3, Summary of Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2019. We believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating our reported financial results and affect the more significant judgments and estimates that we use in the preparation of our condensed consolidated financial statements.

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

Results of Operations

Comparison of the three and nine months ended September 30, 2020 and 2019

Revenue and Cost of Revenue: For the three and nine months ended September 30, 2020 and 2019, we have no source of sustainable revenue and no associated cost of revenue.

Operating Expenses: Total operating expenses were approximately $3,509,000 and $10,382,000 for the three and nine months ended September 30, 2020, respectively, consisting of R&D expenses of approximately $1,659,000 and $4,251,000, respectively, and general and administrative ("G&A") expenses of approximately $1,850,000 and $6,131,000, respectively. Total operating expenses were approximately $3,298,000 and $14,649,000 for the three and nine months ended September 30, 2019, respectively, consisting of R&D expenses of approximately $1,684,000 and $5,747,000, respectively, and G&A expense of approximately $1,614,000 and $8,901,000, respectively. Total operating expense for the nine months ended September 30, 2020 as compared to the same period in 2019 decreased approximately $4,267,000 or 29% and for the three months ended September 30, 2020 as compared to the same period in 2019 increased approximately $211,000 or 6%.

Research and Development Expenses: R&D expenses for the three months ended September 30, 2020, were approximately $1,659,000, which were comparable to total R&D expenses for the three months ended September 30, 2019, of approximately $1,684,000. R&D expenses for the nine months ended September 30, 2020, were approximately $4,251,000, a decrease of approximately $1,496,000 or 26% from total R&D expenses for the nine months ended September 30, 2019, of approximately $5,747,000. The decrease in R&D expense is attributed primarily to a decrease in stock-based compensation of approximately $2,165,000, which is a non-cash charge, offset by an increase in salaries, professional fees and clinical trials expenses of approximately $669,000, as compared to the same period in 2019. We expect our R&D expenses to increase for the remainder of 2020 and into 2021 as we seek to commence a study of AT-H201, complete our Phase 1 study of AT-301, launch a Phase 2 clinical trial of Endoxifen in women with high breast density, and continue the development of other indications and therapeutics.

General and Administrative Expenses: G&A expenses were approximately $1,850,000 for the three months ended September 30, 2020, an increase of approximately $236,000, or 15% from the total G&A expenses for the three months ended September 30, 2019, of approximately $1,614,000. The $236,000 increase in G&A expenses for the three month period ended September 30, 2020, is mainly attributed to an increase in legal, professional fees and insurance costs. G&A expenses were approximately $6,131,000 for the nine months ended September 30, 2020, a decrease of approximately $2,770,000, or 31% from the total G&A expenses for the nine months ended September 30, 2019, of approximately $8,901,000. G&A expenses consist primarily of personnel and related benefit costs, facilities, professional services, insurance, and public company related expenses. The decrease in G&A expenses for the nine month period ended September 30, 2020, is mainly attributed to a decrease in stock-based compensation expense of approximately $3,535,000, which is a non-cash charge, offset by an increase in legal, professional fees and insurance costs of approximately $765,000 compared to the same period in 2019.

Income taxes: We have incurred net operating losses from inception; we did not record an income tax benefit for our incurred losses for the three and nine months ended September 30, 2020 and 2019, due to uncertainty regarding utilization of our net operating carryforwards and due to our history of losses.

Liquidity and Capital Resources

We have incurred net losses and negative operating cash flows since inception. For the nine months ended September 30, 2020, we recorded a net loss of approximately $10.3 million and used approximately $8.1 million of cash in operating activities. As of September 30, 2020, we had approximately $9.1 million in cash and cash equivalents and working capital of approximately $9.8 million. Management believes the currently available funding will only be sufficient to finance our operations for next six to ten months from the date these condensed consolidated financial statements are filed with the SEC depending on the timing and extent of our clinical trials.

Our ability to continue as a going concern is dependent on obtaining adequate capital to fund operating losses until we become profitable. As we are not currently generating revenues, continued timely expenditures on trials is important to bring our product(s) to market as soon as able. Management’s plans to obtain such resources for the Company include obtaining capital from the sale of its equity securities, including sales under its ATM arrangement with Maxim, entering into strategic partnership arrangements, potential exercise of outstanding warrants, and short-term borrowings from banks, stockholders or other related parties, if needed. We can give no assurances that any additional capital that the Company is able to obtain, if any, will be sufficient to meet our needs, or that any such capital will be obtained on acceptable terms. The continued spread of COVID-19 and uncertain market conditions may limit our ability to access capital. If we are unable to obtain adequate capital, we may be required to reduce the scope, delay, or eliminate some or all of our planned commercial activities. These conditions, in the aggregate, raise substantial doubt as to our ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities should we be unable to continue as a going concern.

Cash Flows

As of September 30, 2020, we had cash, cash equivalents and restricted cash of approximately $9.2 million.

Net Cash Flows from Operating Activities: Net cash used in operating activities was approximately $8,138,000 for the nine months ended September 30, 2020, an increase of approximately $1,718,000, or 27%, compared to net cash used in operating activities for the nine months ended September 30, 2019 of approximately $6,420,000. The increase in the 2020 period as compared to 2019 resulted primarily from a decrease in stock-based compensation of approximately $4.0 million and a decrease of approximately $1.7 million of the fair value of the stock-based compensation liability; offset by increased spending on payroll and prepaid R&D activities.

Net Cash Flows from Financing Activities: Net cash provided by financing activities was approximately $4,672,000 and $11,337,000 for the nine months ended September 30, 2020 and 2019, respectively. For the nine months ended September 30, 2020, the Company sold 1,243,639 shares of common stock under an ATM for net proceeds of $4,686,298 and paid $14,000 in taxes related to the net-exercise of employee stock options. The 2019 financing activities include proceeds of $11,336,710 from the exercise of warrants issued in the May 2018 financing.

Funding Requirements

We expect to incur ongoing operating losses for the foreseeable future as we continue to develop our planned therapeutic programs including related clinical trials and other programs in the pipeline. We expect that our existing resources will only be sufficient to fund our planned operations for the next six to ten months from the date of filing this quarterly report with the SEC. If we meet certain requirements, we may sell securities that are registered on our Form S-3 registration statement (File No. 333-248555), and by raising capital through sales of securities to third parties and existing stockholders.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our chief executive officer and chief financial officer concluded that, as of September 30, 2020, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2020, that has materially affected, or is reasonably likely to materially affect, our disclosure controls and procedures.

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

If we do not raise additional capital, we anticipate liquidity issues in the next six to ten months.

For the nine months ended September 30, 2020, we incurred a net loss of $10,344,633 and we had an accumulated deficit of $104,415,673. As of the date of filing this Quarterly report with the SEC, we expect that our existing resources will be sufficient to fund our planned operations for at least the next six to ten months. We have not yet established an ongoing source of revenue sufficient to cover our operating costs and allow us to continue as a going concern. Our ability to continue as a going concern is dependent on obtaining adequate capital to fund operating losses until we become profitable. We currently have no other products and services approved for commercialization. We may not receive or maintain regulatory clearance for our products and other sources of capital may not be available when we need them or on acceptable terms. If we are unable to raise in a timely fashion the amount of capital we anticipate needing, we would be forced to curtail or cease operations.

We will need to raise substantial additional capital in the future to fund our operations and we may be unable to raise such funds when needed and on acceptable terms.

When we elect to raise additional funds or when additional funds are required, we may raise such funds from time to time through public or private equity offerings, debt financings, corporate collaboration and licensing arrangements or other financing alternatives. These financing arrangements may not be available on acceptable terms, if at all. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we will be prevented from developing our pharmaceutical candidates, pursuing acquisition, licensing, development and commercialization efforts, and our ability to continue operations, generate revenues, and achieve or sustain profitability will be substantially harmed.

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

We have a limited operating history and have incurred net losses each year. Our net loss for the nine months ended September 30, 2020 was $10,344,633. We will continue to incur further losses in connection with research and development costs for development of our programs, including ongoing and additional clinical studies.

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

Our success is dependent in large part upon the ability to execute our business plan, manufacture our pharmaceutical drugs and attract and retain highly skilled professional personnel. In particular, due to the relatively early stage of our business, our future success is highly dependent on the services of Steven C. Quay, our Chief Executive Officer and founder, who provides much of the necessary experience to execute our business plan.

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

Such consequences could have a significant impact on our business, financial condition, operating results, or prospects.

We may encounter delays in our clinical trials, or may not be able to conduct our trials timely.

Clinical trials are expensive and subject to regulatory approvals. Potential trial delays may arise from, but are not limited to:

●	the effects of the ongoing coronavirus pandemic, including access to clinical trial sites both by study participants and our clinical research organizations;
●	failure to obtain on a timely basis, or at all, approval from the applicable institutional review board or ethics committee to open a clinical study;
●	lower than anticipated patient enrollment for reasons such as existing conditions, eligibility criteria or if patients perceive a lack of benefit to enroll in the study for whatever reason;
●	delays in reaching agreements on acceptable terms with prospective CROs; and
●	failure of CROs or other third parties to effectively and timely monitor, oversee, and maintain the clinical trials.

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

Our stock price is highly volatile. During the one year prior to November 9, 2020, our stock price has ranged from $0.76 to $5.08 per share.  In addition to the factors discussed in this report, the trading price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

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

Risks related to our September 2020 "at-the-market" (ATM) Financing Program with Maxim

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

We may issue and sell shares of our common stock for aggregate gross proceeds of up to $10.0 million from time to time in connection with the offering. The actual number of shares of common stock that may be issued and sold in this offering, as well as the timing of any such sales, will depend on a number of factors, including, among others, the prices at which any shares are actually sold in this offering (which may be influenced by market conditions, the trading price of our common stock and other factors) and our determinations as to the appropriate timing, sources and amounts of funding we need. The issuance and sale from time to time of these new shares of common stock, or the mere fact that we are able to issue and sell these shares in this offering, could cause the market price of our common stock to decline.

The Maxim ATM Program may not be available when needed and it is not possible to predict the actual number of shares of common stock, if any, that we will sell under the ATM Program, or the gross proceeds resulting from those sales.

Our ability to utilize the Maxim ATM Program is subject to a number of conditions, including, for example, that we periodically deliver legal opinions, comfort letters and other documents to Maxim and that the registration statement covering the shares subject to the Maxim ATM Program remains effective. In addition, the Company or Maxim may suspend or terminate the offering of common stock being made through Maxim upon proper notice to the other party. Because of these terms, conditions and other requirements, the Maxim ATM Program may not be available to us when needed. Subject to certain limitations in the agreement related to the Maxim ATM program and compliance with applicable law, we have the discretion to deliver a placement notice to Maxim at any time throughout the term of the agreement. The number of shares that are sold through Maxim after delivering a placement notice will fluctuate based on a number of factors, including the market price of our shares during the sales period, the limits we set with Maxim in any applicable placement notice, and the demand for our shares during the sales period. Because the price per share of each share sold will fluctuate during this offering and because of the other conditions and requirements that must be satisfied when we seek to sell shares, if any, under the Maxim ATM Program it is not currently possible to predict the number of shares that will be sold or the gross proceeds to be raised in connection with those sales.

Other Risks

The continued spread of coronavirus globally could adversely impact our operations and clinical trials.

Public health pandemics, epidemics or outbreaks could adversely impact our business. In December 2019, a novel strain of COVID-19 emerged in Wuhan, Hubei Province, China. While initially the outbreak was largely concentrated in China and caused significant disruptions to its economy, it is now considered by the World Health Organization as a pandemic and has spread to many other countries and infections have been reported globally, with a significant number of cases in the United States including the Seattle area, which is where we have our headquarters. The extent to which the coronavirus pandemic impacts our operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, new information which may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, among others. The continued spread of the COVID-19 could have an adverse impact on our business and our financial results. In particular, the continued spread of the coronavirus globally could adversely impact our operations that are dependent on third-party service providers for a number of critical operational activities including, in particular,

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

(a)	Exhibits

Incorporated by Reference Herein
Exhibit No.	Description	Form	Date
4.1	Form of Senior Indenture	Filed as exhibit 4.3 on Registration Statement of Form S-3	September 2, 2020
10.1	Equity Distribution Agreement, dated as of September 25, 2020, by and between Atossa Therapeutics, Inc. and Maxim Group LLC	Filed as exhibit 1.1 on Form 8-K	September 25, 2020
31.1	Certification pursuant to Rule 13a-14(a) under the securities Exchange Act of 1934 of Steven C. Quay	Filed herewith
31.2	Certification pursuant to Rule 13a-14(a) under the securities Exchange Act of 1934 of Kyle Guse	Filed herewith
32.1	Certification pursuant to 18 U.S.C. Section 1350 of Steven C. Quay	Filed herewith
32.2	Certification pursuant to 18 U.S.C. Section 1350 of Kyle Guse	Filed herewith

101	Interactive Data Files pursuant to Rule 405 of Regulation S-T	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 13, 2020

/s/ Steven C. Quay
President and Chief Executive Officer
(On behalf of the Registrant)

/s/ Kyle Guse
Kyle Guse
Chief Financial Officer, General Counsel and Secretary
(As Principal Financial and Accounting Officer)