Form 10-K
period 2020-12-31
ATOSSA THERAPEUTICS, INC.
filed 2021-03-31
CIK 1488039

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2020

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

Emerging growth company ☐

 If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13a of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assertion of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No   ☒

As of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates was $35,222,195. Shares of common stock held by each officer and director and by each person who is known to own 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates of the Company. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the registrant's common stock, par value $0.18, as of March 24, 2021 was 120,824,368.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required to be disclosed in Part III of this report is incorporated by reference from the registrant’s Definitive Proxy Statement for the 2021 Annual Meeting of Stockholders, which proxy statement is expected to be filed no later than 120 days after the end of the fiscal year covered by this report.

ATOSSA THERAPEUTICS, INC.
2020 FORM 10-K REPORT

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

●

whether we can obtain approval from the U.S. Food and Drug Administration ("FDA"), and foreign regulatory bodies, to commence our clinical trials, including our planned coronavirus (“COVID-19”) and Endoxifen trials, and to sell, market and distribute our therapeutics under development;

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

●	whether we will successfully initiate and complete our clinical trial of oral Endoxifen to reduce mammographic breast density and whether the study will meet its objectives;

●	our ability to contract with third-party suppliers, manufacturers and service providers, including clinical research organizations, and their ability to perform adequately;

●	our ability to successfully develop and commercialize new therapeutics currently in development or that we might identify in the future and in the time frames currently expected;

●	our ability to successfully defend litigation and other similar complaints that may be brought in the future, in a timely manner and within the coverage, scope and limits of our insurance policies;

●	our ability to establish and maintain intellectual property rights covering our products;

●	increased risk of theft or misappropriation of our intellectual property and other proprietary technology outside of the U.S.;

●	our expectations regarding, and our ability to satisfy, federal, state and foreign regulatory requirements;

●	the accuracy of our estimates of the size and characteristics of the markets that our products and services may address;

●	whether the final study results will vary from preliminary study results that we may announce;

●	our expectations as to future financial performance, expense levels and capital sources;

●	our ability to attract and retain key personnel; and

●	our ability to raise capital.

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

This report includes additional trademarks, trade names and service marks of third parties, which are the property of their respective owners. You are advised to read this Annual Report on Form 10-K in conjunction with other reports and documents that we file from time to time with the Securities and Exchange Commission (the “SEC”). In particular, please read our definitive proxy statement, which will be filed with the SEC in connection with our 2021 Annual Meeting of Stockholders, our Quarterly Reports on 10-Q and any Current Reports on Form 8-K, and any amendments thereto, that we may file from time to time. You may obtain copies of these reports after the date of this annual report from the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. In addition, the SEC maintains information for electronic filers (including Atossa) at its website www.sec.gov. The public may obtain information regarding the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

PART I

ITEM 1.	BUSINESS

Overview

We are a clinical-stage biopharmaceutical company seeking to discover and develop innovative medicines in areas of significant unmet medical need in oncology and infectious diseases, with a current focus on breast cancer, other breast conditions and COVID-19. Our drug under development for breast cancer and other breast conditions is Endoxifen which is being developed primarily in two settings: one to reduce tumor cell activity in breast cancer patients in the “window of opportunity” between diagnosis of breast cancer and surgery; and another for women with dense breast tissue to reduce the density. Our two COVID-19 drugs under development are AT-H201, to improve lung function of moderate to severely ill, hospitalized COVID-19 patients by inhalation; and AT-301, a nasal spray for COVID-19 patients for at-home use. Our business strategy is to advance our programs through clinical studies including with partners, and opportunistically add programs in areas of high unmet medical need through acquisition, collaboration, or internal development.

Summary of Leading Programs

Endoxifen for MBD. Mammographic breast density ("MBD") is an emerging public health issue affecting over 10 million women in the U.S. Studies conducted by others have shown that MBD increases the risk of developing breast cancer and that reducing MBD can reduce the incidence of breast cancer. We believe our proprietary oral Endoxifen may reduce MBD, based in part on our previous successful Phase 2 study of our topical Endoxifen. Endoxifen is an active metabolite of tamoxifen which is an FDA-approved drug to treat and prevent breast cancer in high risk women. Endoxifen has been studied in over 160 participants in Atossa-conducted clinical studies.

We contracted with Stockholm South General Hospital to conduct a randomized, double-blinded, placebo-controlled Phase 2 study of our oral Endoxifen in pre-menopausal women with measurable MBD who will be dosed over six months. This study will evaluate safety, tolerability and efficacy of Endoxifen. The study is subject to approval by the European Medical Product Authority and ethics board. We expect to open this study in Stockholm soon after receiving all necessary regulatory approvals, provided COVID-19 restrictions permit patient recruitment. No assurance can be given that reduction in MBD is an approvable indication or that the regulators will approve opening the study in Sweden.

Endoxifen for Window of Opportunity. Once a woman is diagnosed with breast cancer, it can take several weeks for surgery to be scheduled so that the tumor can be removed through lumpectomy or mastectomy. During this time, without treatment the cancer typically continues to grow. We believe there is a compelling need for therapy with our Endoxifen in this neo-adjuvant or “window of opportunity” setting.

We recently completed a Phase 2 study in Australia in the window of opportunity which enrolled 7 newly-diagnosed patients with ER+ and human epidermal growth factor receptor 2 negative ("HER2-") stage 1 or 2 invasive breast cancer, requiring mastectomy or lumpectomy. In February 2021, we concluded that the study produced substantially positive results and that continuing enrollment in the study would not be useful in advancing the program. We have therefore discontinued the study based in part on results from the first six patients which showed a statistically significant (p=0.031) reduction of about 74% in tumor cell proliferation with a reduction below 25% in all participants, as measured by Ki-67 (a recognized standard measurement of breast cancer cell proliferation). We now plan to seek guidance from the FDA on conducting a study in the United States. No assurance can be given that reduction in Ki-67 or any other biomarker in the window of opportunity is an approvable indication.

Compassionate Use of Endoxifen. We have supplied our oral Endoxifen to two patients under the FDA’s expanded access, or “compassionate use,” pathway. One patient has ER+ breast cancer and was not responding to tamoxifen. This patient has taken our Endoxifen, both in the window of opportunity and post-surgery for a total of more than 24 months. According to her physician, she has not had a recurrence of breast cancer, has not had treatment-related changes in periodic laboratory blood tests and the treatment has been well tolerated, including an absence of typically seen vasomotor symptoms (night sweats and hot flashes). The other patient has recurrent ovarian cancer. The patient underwent functional molecular genomic testing, using 3D tumor organoid cultures grown in the laboratory from the patient’s tumor. The organoid testing revealed that the combination of Endoxifen and alpelisib produced an exceptionally favorable tumor response. If the drug combination shows promise in this patient, we will consider conducting additional clinical studies in patients with ovarian cancer.

Under the FDA expanded access program, the use of our oral Endoxifen is restricted to the individual patient in the application. The expanded access studies are being conducted by others; our involvement is limited to supplying our Endoxifen. The results from single-patient expanded access programs does not imply success in a larger patient population.

AT-301. There are currently no FDA-approved drugs to treat COVID-19 at-home. AT-301 is our proprietary drug candidate intended for nasal administration in patients immediately following diagnosis of COVID-19 but who have not yet exhibited symptoms severe enough to require hospitalization. It is intended for at-home use to reduce symptoms of COVID-19 and to slow the infection rate so that a person’s immune system can more effectively fight COVID-19.

AT-301 is being developed with a nasal spray delivery mechanism because many COVID-19 patients are infected via the nasal passage. Our nasal spray formulation AT-301 is being designed to contain ingredients that can potentially block SARS-CoV-2 viral entry gene proteins in nasal epithelial cells by interfering with spike protein activation by host proteases, by masking receptor binding domains via electrostatic mechanisms, and by providing a generalized mucoadhesive epithelial barrier. In July 2020, we completed in vitro testing of AT-301 which showed that AT-301 inhibits SARS-CoV-2 infectivity of VERO cells in a laboratory culture.

In October 2020, we completed enrollment in a Phase 1 study of AT-301 which was a double-blinded, randomized, and placebo-controlled safety study of AT-301 nasal spray in 32 healthy adult subjects. An evaluation of the data indicated that there were no serious adverse events, no discontinuations, and only one of the subjects in the study experienced adverse events that were considered moderate in severity. We concluded that our AT-301 nasal spray was safe and well tolerated in this study. These results support advancing this program into a Phase 2 study. We recently received input from the FDA on this program and based in part on that input, we are now preparing to conduct an additional pre-clinical study. Following that, we expect to apply to the FDA to commence a Phase 2 study in the United States.

We may also develop our AT-301 nasal spray to potentially help prevent COVID-19 infection, particularly for people in high-risk environments, such as people living with an infected patient, people living and working in healthcare facilities, emergency responders or teachers.

AT-H201. AT-H201 is a proprietary combination of two drugs previously approved by the FDA to treat other diseases. It is intended to improve compromised lung function for moderate to severely ill, hospitalized COVID-19 patients by inhalation. In May 2020, we completed in vitro testing of AT-H201 which showed that the components of AT-H201 inhibit SARS-CoV-2 infectivity of VERO cells, which is a standard cell type being used to study infectivity of the coronavirus. The AT-H201 components were found to be at least four times more potent than Remdesivir and at least 20 times more potent than Hydroxychloroquine. Potency was measured by microscopic examination of the cytopathic effect caused by SARS-CoV-2 in VERO cells. We received input from the FDA on potential pathways to develop AT-H201 and the FDA requested that we provide, among other things, additional pre-clinical and other information on AT-H201. We have also applied to the regulatory authorities to conduct the initial clinical study of AT-H201 in Australia.

Impact of the Novel Coronavirus

The continued spread of the COVID-19 pandemic is affecting the United States and global economies and may affect the Company’s operations and those of third parties on which the Company relies, including causing possible disruptions in the supply of the Company’s Endoxifen, AT-H201, AT-301 and the conduct of current and future clinical trials. In addition, the COVID-19 pandemic may affect the operations of the U.S. FDA and other health authorities including similar entities/agencies in Sweden and Australia, which could result in delays in meetings, reviews and approvals. The evolving COVID-19 pandemic could also directly or indirectly impact the pace of enrollment in our clinical trials for at least the next several months and possibly longer as patients may avoid or may not be able to travel to healthcare facilities and physicians’ offices except for a health emergency. Such facilities and offices may also be required to focus limited resources on non-clinical trial activities, including treatment of COVID-19 patients, and may not be available, in whole or in part, for clinical trial activities related to the Company's products under development. Additionally, while the potential economic impact brought by, and the duration of, the COVID-19 pandemic is difficult to assess or predict, the impact of the COVID-19 pandemic on the global financial markets may reduce the Company’s ability to access capital, which could negatively impact the Company’s short-term and long-term liquidity. The ultimate impact of the COVID-19 pandemic is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business, financing or clinical trial activities or on healthcare systems or the global economy as a whole. However, these effects could have a material adverse impact on the Company’s liquidity, capital resources, operations, financial position and business and those of the third parties on which we rely. We have not experienced any delay in drug supply for our ongoing and planned clinical studies, including studies of Endoxifen, AT-301 and AT-H201. We anticipate commencing the MBD Endoxifen trial soon after receiving all necessary regulatory approvals; subject to delays in enrollment due to COVID-19 disruptions, which could take several months or longer. We will continue to monitor future enrollment in studies for potential restrictions on site visits, mammograms or the impositions of new restrictions on trials as a result of the COVID-19 pandemic.

We were incorporated in 2009 and our common stock is currently quoted on The Nasdaq Capital Market under the symbol “ATOS.”

Our Programs Under Development

Endoxifen Programs

Background

Endoxifen is one of the metabolites of an FDA-approved drug called tamoxifen, which has been FDA-approved and widely used for over 40 years to both treat and prevent breast cancer. Tamoxifen is a “pro-drug”, in that it must be metabolized into active components (“metabolites”) in order to be effective.  Despite the success of tamoxifen in treating estrogen-receptor-positive breast cancer, its systemic side effects have led to generally low acceptance as a therapy to reduce the risk of breast cancer. These systemic side effects relate to estrogen agonist activity on the endometrium and the activation of coagulation pathways, leading to an increased risk of uterine events and thromboembolism. Hot flashes and vaginal symptoms are additional barriers to tamoxifen being accepted in the prevention setting.

Other limiting aspects of tamoxifen are that some people lack liver enzymes to adequately metabolize it and it can take a long time for many patients to reach therapeutic levels. Up to 50% of breast cancer survivors who are taking tamoxifen do not produce therapeutic endoxifen levels (meaning they are “refractory”) for a number of reasons including that they, due to their genotype, do not have the requisite liver enzymes. Additionally, it can take from 50-200 days for tamoxifen to reach “steady-state” meaning that the drug may be providing little or no benefit for up to several months after starting treatment. We believe our proprietary oral Endoxifen, in part because it is not a pro-drug and does not need to be metabolized by the liver, may overcome some of the shortcomings of tamoxifen.

We estimate that approximately ten million women in the U.S. have MBD, for which there is no FDA-approved treatment. Although oral tamoxifen is approved to prevent breast cancer in “high-risk” women (typically based on responses to a questionnaire), it is used by less than 5% of women with an increased risk of developing breast cancer because of the actual or perceived side effects and risks of tamoxifen. We believe our Endoxifen may provide an option for women to proactively reduce the density of their breasts. Moreover, our Endoxifen may improve mammography accuracy and patient care by unmasking cancerous tumors that are otherwise hidden by breast density.

Legislation that has been enacted in almost all U.S. states requiring that women be notified if they have MBD. These notifications typically state that women with MBD have a higher risk of developing breast cancer, and that mammography may not be as effective in detecting breast cancer because the MBD can “mask” the detection of cancers. In February 2019, Federal legislation was enacted that requires that the FDA adopt rules requiring that mammography reports include information about breast density and inform women about their breast density.

Our Phase 1 Studies

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

In September 2019, we completed additional Phase 1 work using our capsule Endoxifen and a new modified-release tablet form of our oral Endoxifen. Study results showed that the capsule and tablet were safe and well-tolerated. Because the pharmacokinetic profile of the tablet did not meet the desired pharmacokinetic profile we do not expect to further develop the tablet.

We have also completed a double-blinded, placebo controlled, three arm Phase 1 study of our topical Endoxifen in men which showed that various dose levels of our topical Endoxifen were safe and well tolerated by the 24 study participants over 28 days of dosing.

Our Phase 2 Studies

In April 2019, Stockholm South General Hospital in Sweden completed a randomized, double-blinded placebo-controlled Phase 2 study of our topical Endoxifen in women with measurable MBD. The study was led by principal investigator Dr. Per Hall, MD, Ph.D., Head of the Department of Medical Epidemiology and Biostatistics at Karolinska Institutet. The primary endpoint of this pilot study was to determine if topical Endoxifen reduces individual MBD as measured by mammography. Secondary endpoints included demonstrating safety and tolerability. The primary objective was to determine if topical Endoxifen reduces MBD, and if so by how much, in order to calculate the sample size for statistical significance in a future trial. The study enrolled 90 participants who were equally randomized to three different groups (30 per group): placebo; 10 mg topical Endoxifen; and 20 mg topical Endoxifen. Participants applied the study drug to each breast daily for a maximum of six months. Each participant received a baseline (pre-treatment) mammogram, and additional mammograms at month 3 and 6, or at the time of study exit. Once the study was completed, all mammograms were interpreted and MBD determined and any changes that occurred per patient recorded.

In June 2019, we reported preliminary analysis from our Phase 2 study of proprietary daily topical Endoxifen to reduce MBD, showing significant (p=0.02) and rapid reduction in MBD at the 20 mg daily dose level. MBD was reduced by an average of 14.3% in the group applying 20 mg daily topical Endoxifen, which was statistically significant (p = 0.02). In the 10 mg dose group, MBD was reduced by an average of 9.0%, but was not statistically significant. Approximately 70% of participants receiving 20 mg topical Endoxifen experienced a reduction in MBD, and of those, the mean reduction in MBD was 27%. There were no differences in systemic endocrine or vascular side effects (for example, hot flashes) in the placebo versus active groups. Systemic side effects were measured using a modified validated symptom questionnaire. Approximately 72 participants eventually developed skin rashes and local irritation and did not complete a full six months of dosing. However, these results which are based on MBD measurements at the time of enrollment in the study and again at the time dosing ended, show that even in those participants who dropped out of the study due to skin reactions Endoxifen reduced MBD in a mean of 55 and 88 days for the 20 mg and 10 mg groups, respectively. Our initial evaluation indicates that the skin reactions are due to the active pharmaceutical ingredient. We are not currently planning to further develop our topical Endoxifen.

In December 2019, we contracted with Stockholm South General Hospital in Sweden to conduct a Phase 2 study of our oral Endoxifen to reduce MBD in premenopausal women with measurable breast density. The primary objective of this randomized, double-blinded, placebo-controlled study is to determine if Endoxifen changes MBD compared to placebo and among different doses, with secondary endpoints to assess and characterize safety and tolerability. The study is being led by principal investigator Dr. Per Hall. We expect multiple groups will be dosed with our oral Endoxifen for six months. The study is subject to approval by the European Medical Product Authority and ethics board. We expect to open this study in Stockholm soon after receiving all necessary regulatory approvals, provided COVID-19 restrictions, which are in place now and may be reimposed in the future even if lifted, permit patient recruitment. No assurance can be given that reduction in MBD is an approvable indication or that the regulators will approve opening the study in Sweden.

We recently concluded a Phase 2 study of our oral Endoxifen in Australia in the window of opportunity between diagnosis of breast cancer and surgery. The study enrolled patients newly-diagnosed with ER+ and HER2- stage 1 or 2 invasive breast cancer, requiring mastectomy or lumpectomy. Patients received our proprietary oral Endoxifen for at least 14 days from the time of diagnosis up to the day of surgery. The primary endpoint was to determine if the administration of oral Endoxifen reduces the tumor activity as measured by Ki-67 (a measure of cellular proliferation that correlates with tumor growth). The secondary endpoints are safety and tolerability and assessment of the study drug on expression levels of both estrogen and progesterone receptors. In February 2021, we concluded that the study produced substantially positive results and that continuing enrollment in the study would not be useful in advancing the program. We have therefore discontinued the study based in part on results from the first six patients which showed:

●	Ki-67 was reduced by more than 50% in every patient in the window of opportunity between initial biopsy and surgery, with an overall relative reduction of 74%.
●

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

●	Treatment ranged from 16-40 days with an average of 22 days.
●	There were no safety or tolerability issues, including vasomotor symptoms such as hot flashes and night sweats, which are often a tolerability challenge for patients on tamoxifen.
●	A seventh patient has recently completed the study and will be included in the final data set.

We plan to seek guidance from the FDA on conducting a study in the United States. No assurance can be given that reduction in Ki-67 or any other biomarker in the window of opportunity is an approval indication.

AT-H201 Inhalation Therapy for COVID-19

AT-H201 uses a novel combination of two drugs that have been previously approved by the FDA for other diseases. It is intended to improve compromised lung function for moderate to severely ill, hospitalized COVID-19 patients by inhalation. In May 2020, we completed in vitro testing of AT-H201 that showed that the components of AT-H201 inhibit SARS-CoV-2 infectivity of VERO cells, which is a standard cell type being used to study infectivity of the coronavirus. The AT-H201 components were found to be at least four times more potent than Remdesivir and at least 20 times more potent than Hydroxychloroquine. Potency was measured by microscopic examination of the cytopathic effect caused by SARS-CoV-2 in VERO cells. We received input from the FDA on potential pathways to develop AT-H201 and the FDA requested that we provide, among other things, additional pre-clinical and other information on AT-H201. We have also applied to the regulatory authorities to conduct the initial clinical study of AT-H201 in Australia.

AT-301 COVID-19 Nasal Spray

There are currently no FDA-approved drugs to treat COVID-19 at-home. AT-301 is our proprietary drug candidate intended for nasal administration in patients immediately following diagnosis of COVID-19 but who have not yet exhibited symptoms severe enough to require hospitalization. It is intended for at-home use to reduce symptoms of COVID-19 and to slow the infection rate so that a person’s immune system can more effectively fight COVID-19.

AT-301 is being developed with a nasal spray delivery mechanism because many COVID-19 patients are infected via the nasal passage. Our nasal spray formulation AT-301 is being designed to contain ingredients that can potentially block SARS-CoV-2 viral entry gene proteins in nasal epithelial cells by interfering with spike protein activation by host proteases, by masking receptor binding domains via electrostatic mechanisms, and by providing a generalized mucoadhesive epithelial barrier. In July 2020, we completed in vitro testing of AT-301 which showed that AT-301 inhibits SARS-CoV-2 infectivity of VERO cells in a laboratory culture.

We may also develop our AT-301 nasal spray to potentially help prevent COVID-19 infection — particularly for people in high-risk environments, such as people living with an infected patient, people living and working in healthcare facilities, emergency responders or teachers.

We believe that AT-301 nasal spray will play an important role alongside the traditional vaccines now being deployed, particularly as it becomes clear that it will take months or years for vaccines to be administered around the world. New deadlier and/or more infective variants of COVID-19 are being reported in the U.S. and in many other countries and it is not clear that current vaccines will be completely effective against these and future variants. Additionally, none of the currently available vaccines are 100% effective, they may have more significant side effects in older people, and effectiveness is expected to diminish over time. The intended mechanism of action of AT-301 is to prevent virus entry into human cells by inhibiting the obligatory Spike Protein activation. The activation is performed by three human cell surface enzymes, ACE2, furin, and TMPRSS2, and is therefore unaffected by mutations and variants in SARS-CoV-2.

We have completed a Phase 1 study double-blinded, randomized, and placebo-controlled safety study of AT-301 nasal spray in 32 healthy adult subjects who were divided into two study groups. Part A consists of two single-dose cohorts receiving either active therapy, AT-301B, or the placebo comparator AT-301A at two different doses. Part B was a multiple dose arm with cohorts receiving either AT-301A or AT-301B for 14 days at two different doses. The primary objectives of the study were to evaluate the safety and tolerability of single and multiple doses of AT-301 administered via nasal instillation to healthy volunteers. Secondary objectives were to assess the incidence and severity of local irritation and bronchospasm following administration of AT-301 via nasal instillation. The study was conducted in Australia.

Final analysis of the data from the study indicates that there were no serious adverse events, no discontinuations, no bronchospasms, and only one subject of the 32 subjects in the study experienced adverse events that were considered moderate in severity and all other adverse events were considered mild. Our assessment is that AT-301 nasal spray was safe and well tolerated in this study. The most common treatment-related adverse events observed with AT-301 treatment with either single or multiple doses were nasal discomfort and sneezing.

We recently received input from the FDA on the AT-301 program and based in part on that input, we are now preparing to conduct an additional pre-clinical study, and following that, we expect to apply to the FDA to commence a Phase 2 study in the United States.

Immunotherapy/CAR-T Programs

Our immunotherapy/CAR-T programs are in early stage of development. On November 26, 2020, we entered into a sponsored research agreement with Dana-Farber Cancer Institute, Inc. The agreement provides that Atossa will support research of cytokine-coated nanoparticles for the potential treatment of breast cancer by Carl Novina, MD, Ph.D.

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

We have filed patent applications on a novel method to deliver CAR-T cells or other types of immunotherapy into the milk ducts of the breast for the potential targeted treatment of breast cancer. This approach uses targeted intraductal delivery of either T-cells that have been genetically modified to attack breast cancer cells or various other immune-therapies. We believe this intraductal method has several potential advantages including the reduction of toxicity by limiting systemic exposure of the T-cells or immunotherapy; improved efficacy by placing the T-cells or immunotherapy in direct contact with the target ductal epithelial cells that are undergoing or have undergone malignant transformation; and, lymphatic migration of the CAR-T cells or immunotherapy potentially extending their cytotoxic actions into the regional lymph system, which could limit tumor cell dissemination or metastasis. Moreover, our approach may be more cost effective if lower doses of therapy can be delivered compared to systemic CAR-T.

Markets

Potential Market Opportunities

We believe that, based in part on a January 2017 study by Defined Health Inc. (now called Cello Health Bioconsulting), a leading market research firm, the potential U.S. market for our Endoxifen in the breast cancer treatment and prevention settings is up to $1 billion annually.

The Breast Cancer Markets

The American Cancer Society (“ACS”) estimates that in the U.S. in 2021, 281,550 women will be diagnosed with breast cancer, and 43,600 will die from the disease. Although about 100 times less common than in women, breast cancer also affects men. The ACS estimates that in the U.S. in 2021, 2,650 new cases of invasive breast cancer will be diagnosed in men, and 530 men will die from breast cancer.

COVID-19 Global Pandemic

According to the COVID-19 Dashboard by the Center for Systems Science and Engineering at Johns Hopkins University, as of March 15, 2021, approximately 120 million cases of COVID-19 have been reported world-wide and over 2,650,000 people have died from the disease. We believe the potential market for an at-home therapy like AT-301 is large given that most COVID-19 patients are not hospitalized and instead recover at home.

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

As of December 31, 2020, we had cash and cash equivalents of $39.6 million and in the first quarter of 2021 through the date of filing this Annual Report, we have received an additional $102.4 million from the sale of common stock and warrants and from the exercise of warrants. Our capital raising activity consisted of the following:

2019 Financing Activities

In March 2019, we received approximately $11.3 million from exercises of the 2018 warrants. As a result of the warrant exercises, we cancelled approximately 2.8 million warrants and issued approximately 2.8 million shares of common stock.

2020 Financing Activities

On February 7, 2020, we entered into an equity distribution agreement with Oppenheimer & Co. Inc., as sales agent for an “at-the-market” (ATM) offering and sale by Atossa of common shares with an aggregate gross sales price of up to $5 million. On April 27, 2020 we began selling shares under the ATM and completed sales during the third quarter of 2020. Net proceeds were approximately $4.7 million from the ATM.

On September 25, 2020, we entered into a new equity distribution agreement with Maxim Group LLC, acting as sales agent for an ATM offering and sale by Atossa of common shares with an aggregate gross sales price of up to $10,000,000 as another potential source of financing. Sales of the shares, if any, will be made at our sole discretion. Sales under the new ATM with Maxim began in October, with approximately $140,000 in total gross proceeds to us as of December 31, 2020. On March 21, 2021, we terminated the equity distribution agreement, previously entered into with Maxim Group LLC. As a result of the termination of the ATM, no further sales of common stock will be made thereunder.

On December 8, 2020, we entered into an underwriting agreement with Maxim Group, LLC, pursuant to which we agreed to issue and sell registered units consisting of an aggregate of: (i) 14,575,000 shares of the Company’s common stock, par value $0.18 per share; (ii) 5,425 Shares of Series C convertible preferred stock, par value $0.001 per share and (iii) warrants convertible into up to 15,000,000 shares of common stock. The warrants included in the units were immediately exercisable at a price of $1.00 per share of common stock and expire four years from the date of issuance. The combined purchase price for one share of common stock and a purchase warrant to purchase 0.75 shares of common stock was $1.00. The combined purchase price for one share of Series C convertible stock and a purchase warrant to purchase 0.75 shares of common stock was $1,000. On December 28, 2020, the Company also closed on the overallotment which included the sale of an additional 3,000,000 shares of common stock and 2,250,000 warrants under the same terms as described above. Net proceeds in total were approximately $21.0 million, after deducting expenses relating to the offering, including dealer-manager fees and expenses, and excluding any proceeds received upon exercise of any warrants.

On December 17, 2020, we entered into a securities purchase agreement with certain institutional and accredited investors relating to the offering and sale of 14,000,000 shares of Company common stock. Concurrently with the offering, we also commenced a private placement whereby it issued and sold warrants exercisable for an aggregate of up to 10,500,000 shares of common stock, which represents 75% of the shares of common stock sold in the offering. The combined purchase price for one share of common stock and a purchase warrant to purchase 0.75 shares of common stock was $1.00. The warrants expire 4.5 years from the anniversary of the date of issuance. Net proceeds were approximately $12.9 million, after deducting expenses relating to the offering, including dealer-manager fees and expenses, and excluding any proceeds received upon exercise of any warrants.

2021 Financing Activities

On January 6, 2021, we entered into a securities purchase agreement with certain institutional and accredited investors relating to the offering and sale of 23,850,000 shares of Company common stock, par value $0.18 per share and warrants to purchase 17,887,500 shares of common stock. The combined purchase price for one share of common stock and a warrant to purchase 0.75 shares of common stock was $1.055. Subject to certain ownership limitations, the warrants are exercisable upon issuance. The warrants expire on the 4.5 year anniversary of the date of issuance and have an exercise price of $1.055 per share. The common stock and warrants have been registered under the Securities Act of 1933, as amended. Pursuant to a letter agreement, dated as of January 6, 2021, between the Company and the placement agent Maxim Group LLC, we agreed to pay the placement agent a cash fee of 7% of the aggregate gross proceeds. We also agreed to reimburse the placement agent for expenses, including legal fees which shall be limited to, in the aggregate, $45,000. The offering closed on January 8, 2021 with net proceeds to us from the offering of approximately $23.3 million, after deducting fees and expenses.

On March 22, 2021, we entered into a securities purchase agreement with certain institutional and accredited investors relating to the offering and sale of 17,361,100 shares of our common stock, par value $0.18 per share. Concurrently with the offering, and pursuant to the purchase agreement, we also commenced a private placement whereby we issued and sold warrants exercisable for an aggregate of up to 13,020,825 shares of common stock, which represents 75% of the shares of common stock sold in the offering. The combined purchase price for one share of common stock and a purchase warrant to purchase 0.75 shares of common stock is $2.88. Subject to certain ownership limitations, the warrants are exercisable upon issuance and will expire on the 4.5 year anniversary of the date of issuance. None of the warrants, nor the warrant shares, have been registered under the Securities Act of 1933, as amended. We agreed to pay the placement agent a cash fee of 7% of the aggregate gross proceeds of the offering and the private placement. We also agreed to reimburse the placement agent for expenses, including the legal fees which shall be limited to, in the aggregate, $45,000. We estimate our total expenses associated with the offering, excluding placement agent fees and expenses, will be approximately $70,000. The offering closed on March 23, 2021 with net proceeds to us from the offering of approximately $46.4 million, after deducting fees and expenses.

2021 Warrant Activity

 From January 1 through March 24, 2021, we received approximately $19.5 million from exercises of the 2020 warrants, with an exercise price of $1.00 per share. As a result of the warrant exercises, we cancelled approximately 19.5 million warrants and issued approximately 19.5 million shares of common stock. During the same period, we also received approximately $13.3 million from exercises of the January 2021 warrants, with an exercise price of $1.055. As a result of the warrant exercises, we cancelled approximately 12.6 million warrants and issued approximately 12.6 million shares of common stock.

Potential Uses of Capital Resources

We intend to use our capital resources to execute on our business plan, which may include acquiring or in-licensing additional programs. We may also use our capital resources to invest directly or indirectly in business opportunities in healthcare or other industries including through purchases of equity in other companies. These investments may be in special purpose acquisition companies either as a sponsor or as an equity investor. Our business plan may evolve to require more capital resources than currently contemplated either because our existing programs progress more quickly or at a greater expense than currently anticipated or because we add additional programs.

Research and Development Phase

Research and development costs are generally expensed as incurred. R&D expenses include, for example, manufacturing expenses for our drugs under development, expenses associated with clinical trials and associated salaries and benefits. R&D expenses also include an estimated allocation of the CEO's salary and related benefits including non-cash stock-based compensation expense based on time devoted to R&D. Research and development expenses for the years ended December 31, 2020 and 2019 were $6,608,392 and $6,645,417, respectively.

Intellectual Property

We own patent applications directed to Endoxifen, treatments for COVID-19, and immunotherapies such as CAR-T therapies. We commonly seek patent claims directed to compositions of matter to therapeutics, including Endoxifen as well as methods of using such compositions. For each of our products, we have filed and expect to file multiple additional patent applications. As of February 26, 2021, based on a review of our patent estate, we own and are pursuing 52 pending patent applications (17 U.S. applications and 35 international applications) directed to our Endoxifen, immunotherapies such as CAR-T therapeutics and COVID-19 therapeutics programs. In addition, we hold patents and patent applications directed to devices, including those covering our ForeCyte, FullCyte and Acueity devices, kits, various compositions and methods of using them that are no longer core to our business or have short patent terms remaining on them. As a company focused on therapies in oncology and infectious diseases, we are not developing or commercializing any of our medical devices, including our breast aspirator devices, transportation kits, tools for breast surgeons, and nipple aspirate fluid (NAF) cytology tests or methods of using such devices, kits or tests – nor do we maintain an inventory of our medical devices. We continue to evaluate our patent portfolio on an ongoing basis and, as a clinical-stage pharmaceutical company, no longer file, prosecute, maintain, or defend our patents and patent applications directed to any of our medical devices, kits, tests, and compositions not core to our business or to methods of using the foregoing due to short patent terms remaining on them and changed business goals.

As of February 26, 2021, the following are the estimated number of patents(2) related to our programs that we are currently pursuing.

	Pending Applications(1, 2, 4)		Approximate Expiry Date(3)
	U.S.	International
Endoxifen Programs	1	13	2038 – 2040
COVID-19 Programs	13	0	2041
Immunotherapy/CAR-T Program	3	22	2037-2039

1. Each patent application includes at least one claim or disclosure directed to a listed therapeutic/program.

2. The patent counts in the table above may differ from the total numbers of the patent applications in the Atossa portfolio as the patent counts in the table above reflect that a patent application may have claims directed to more than one type of therapeutic/program.

3. The patent counts and the approximate expiry dates disclosed herein and in our patent estate are subject to change, for example, in the event of changes in the law, post-grant patent challenges, or legal rulings affecting our patents and applications or if we become aware of new information or amend our business goals. The standards that the U.S. Patent and Trademark Office, or USPTO, and foreign patent offices use to grant patents are not always applied predictably or uniformly and can change. Consequently, our pending patent applications may not be allowed and, if allowed, may not contain the type and extent of patent claims that will be adequate to conduct our business as planned. Additionally, any issued patents we currently own or obtain in the future may have a shorter patent term than expected or may not contain claims that will permit us to stop competitors from using our technology or similar technology or from copying our products.

4. The standards that the U.S. Patent and Trademark Office, or USPTO, and foreign patent offices use to grant patents are not always applied predictably or uniformly and can change. Consequently, our pending patent applications may not be allowed and, if allowed, may not contain the scope, type and extent of patent claims that will be adequate to conduct our business as planned. Additionally, any issued patents we currently own or obtain in the future may have a shorter patent term than expected or may not contain claims that will permit us to stop competitors from using our technology or similar technology or from copying our product.

Manufacturing, Clinical Studies and Associated Operations

Our drug development strategy utilizes third party contractors for the procurement and manufacture, as applicable, of raw materials, active pharmaceutical ingredients and finished drug products, as well as for storage, and distribution of our products and associated supply chain operations. We also plan to rely on third parties to conduct nonclinical and clinical studies of our drugs under development. As our development programs advance, we expect that our manufacturing, pre-clinical and clinical studies, and related operational requirements will correspondingly increase. Each third-party contractor undergoes a qualification process by Atossa subject matter experts prior to signing any service agreement and initiating any third-party work.

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

Drug Approval

Assuming successful completion of the required clinical testing, the results of the preclinical studies and of the clinical trials, together with other detailed information, including information on the manufacture and composition of the investigational product, are submitted to the FDA in the form of an NDA requesting approval to market the product for one or more indications. The testing and approval process requires substantial time, effort and financial resources. Submission of an NDA requires payment of a review user fee to the FDA, which will be $2,875,842 for fiscal year 2021. The FDA will review the application and may deem it to be inadequate to support commercial marketing, and there can be no assurance that any product approval will be granted on a timely basis, if at all. The FDA may also seek the advice of an advisory committee, typically a panel of clinicians practicing in the field for which the product is intended, for review, evaluation and a recommendation as to whether the application should be approved. The FDA is not bound by the recommendations of the advisory committee.

The FDA has various programs, including break-through therapy, fast track, priority review and accelerated approval that are intended to expedite or simplify the process for reviewing drugs and/or provide for approval on the basis of surrogate endpoints. Generally, drugs that may be eligible for one or more of these programs are those for serious or life-threatening conditions, those with the potential to address unmet medical needs and those that provide meaningful benefit over existing treatments. We cannot be sure that any of our drugs will qualify for any of these programs, or that, if a drug does qualify, the review time will be reduced or the product will be approved.

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

Further, the E.U. has recently adopted a comprehensive overhaul of its data protection regime from the current national legislative approach to a single European Economic Area Privacy Regulation, the General Data Protection Regulation 2016/679/EU (“GDPR”), which came into effect in May 25, 2018. The GDPR extends the scope of the E.U. data protection law to all foreign companies controlling, processing, and/or using data of E.U. residents. It imposes a strict data protection compliance regime with severe penalties of up to the greater of 4% of worldwide turnover and €20 million and includes new rights such as the “right to be forgotten” and “portability” of personal data, with more onerous requirements related to pseudo-anonymization and anonymization of personal data. Further, the scope of “personal data” has been expanded to include genetic data, and data concerning health and adverse event reporting from clinical trials.

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

Legal Proceedings

See “PART I, ITEM 3. LEGAL PROCEEDINGS” in this Annual Report, which is incorporated into this PART I, ITEM 1 by this reference.

Employees

As of the date of filing this report, we employ two executive officers, four full-time employees and two part-time employees. We expect that we will hire more employees as we expand.

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, and incentivizing our management team and our clinical, scientific and other employees and consultants. The principal purposes of our equity and bonus plans are to attract, retain and motivate personnel through the granting of stock-based and cash-based compensation awards, to align our interests and the interests of our stockholders with those of our employees and consultants. Our compensation committee approves associated merit increases and annual incentive bonus payments during the first quarter annually. When needed, we augment our employee base with outside consultants who specialize in various fields.

Executive officers

The names of our executive officers and their ages as of December 31, 2020 are as follows:

Name	Age	Position
Executive Officers:
Steven C. Quay, M.D., Ph.D.	70	Chairman of the Board, President and Chief Executive Officer
Kyle Guse, Esq., CPA (inactive)	57	Chief Financial Officer, General Counsel and Secretary

Steven C. Quay, M.D., Ph.D. Dr. Quay has served as Chief Executive Officer, President and Chairman of the Board of Directors of the Company since the Company was incorporated in April 2009. Dr. Quay is certified in Anatomic Pathology with the American Board of Pathology and completed both an internship and residency in anatomic pathology at Massachusetts General Hospital, a Harvard Medical School teaching hospital. He is a former faculty member of the Department of Pathology, Stanford University School of Medicine. Dr. Quay is an inventor, with 87 U.S. patents, 139 pending patent applications and is a named inventor on patents covering five pharmaceutical products that have been approved by the U.S. Food and Drug Administration. Dr. Quay received an M.D. in 1977 and a Ph.D. in 1975 from the University of Michigan Medical School. He also received his B.A. degree in biology, chemistry and mathematics from Western Michigan University in 1971.

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

Recent Developments

On March 29, 2021, the Board of Directors approved an amendment to the 2020 Stock Incentive Plan to increase the plan by 15 million shares, subject to stockholder approval.

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

We were incorporated in Delaware in April 2009. Initially, our operations were focused on establishing our CLIA-certified laboratory and commercializing our medical devices and laboratory tests. In December 2015, we sold our laboratory, ceased generating revenue, ceased developing and commercializing our medical devices, kits, and tests, and refocused our business on the development of novel therapeutics and delivery methods for the treatment of breast cancer and other breast conditions. In the first quarter of 2020, we began development of a novel potential therapy for hospitalized COVID-19 patients and in the second quarter 2020 we launched a second COVID-19 program for patients who do not require hospitalization. However, this is a departure from our historical focus on breast cancer and we have no operating history as a company in developing treatments for infectious diseases. Because of our limited operating history, particularly in the area of pharmaceutical development, our revenue and income potential is uncertain and cannot be based on prior results. Any evaluation of our business and prospects must be considered in light of these factors and the risks and uncertainties often encountered by companies in the development stage. Some of these risks and uncertainties include our ability to:

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

We have not established sources of ongoing revenue to cover operating costs and allow us to continue as a going concern.

Although we have sufficient capital resources to fund our operations for the next four years based on our current business plan, our business plan may change and may require greater expenditures of capital than currently anticipated. We have not yet established an ongoing source of revenue sufficient to cover operating costs and allow us to continue as a going concern. Our ability to continue as a going concern is dependent on obtaining adequate capital to fund operating losses until we become profitable. If we are unable to obtain adequate capital, we may be unable to develop and commercialize our product offerings or geographic reach and we could be forced to cease operations.

If we do not raise additional capital, we anticipate liquidity issues in the next four years.

For the year ended December 31, 2020, we incurred a net loss of $17,827,952 and we had an accumulated deficit of $111,898,992. As of December 31, 2020, we had cash and cash equivalents of $39.6 million and in the first quarter of 2021 through the date of filing this Annual Report, we have received an additional $102.4 million from the sale of common stock and warrants as well as warrant exercises. As of the date of filing this Annual Report with the SEC, we expect that our existing resources will be sufficient to fund our planned operations for at least the next four years. We have not yet established an ongoing source of revenue sufficient to cover our operating costs and allow us to continue as a going concern. Our ability to continue as a going concern is dependent on obtaining adequate capital to fund operating losses until we become profitable. We currently have no products and services approved for commercialization. We may not receive or maintain regulatory clearance for our products and other sources of capital may not be available when we need them or on acceptable terms. If we are unable to raise in a timely fashion the amount of capital we anticipate needing, we would be forced to curtail or cease operations.

We will need to raise substantial additional capital in the future to fund our operations and we may be unable to raise such funds when needed and on acceptable terms.

When we elect to raise additional funds or when additional funds are required, we may raise such funds from time to time through public or private equity offerings, debt financings, corporate collaboration and licensing arrangements or other financing alternatives. These financing arrangements may not be available on acceptable terms, if at all. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we will be prevented from developing our pharmaceutical candidates, pursuing acquisitions, invest in other companies including as a sponsor or investor in special purpose acquisition companies, licensing, development and commercialization efforts, and our ability to continue operations, generate revenues, and achieve or sustain profitability will be substantially harmed.

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

Failure to raise additional capital as needed could adversely affect us and our ability to develop our products.

We expect to spend substantial amounts of capital to:

●	develop our pharmaceutical programs, including our COVID-19 program;
●	perform clinical studies for the pharmaceuticals we are developing;
●	continue our research and development activities to advance our product pipeline;
●	obtain clinical supplies of the pharmaceuticals for the programs we are developing; and
●	pursue acquisitions, invest in other companies including as a sponsor or investor in special purpose acquisition companies, enter into licensing, development and other commercialization arrangements.

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

We may expend our capital resources in ways that you don't agree or that don't produce stockholder value

We intend to use our capital resources to execute on our business plan, which may include acquiring or in-licensing additional programs. We may also use our capital resources to invest directly or indirectly in business opportunities in healthcare or other industries including through purchases of equity in other companies. These investments may be in special purpose acquisition companies either as a sponsor or as an equity investor. Our business plan may evolve to require more capital resources than currently contemplated either because our existing programs progress more quickly or at a greater expense than currently anticipated or because we add additional programs. You may not agree with the ways in which we expend our capital resources and we may not produce stockholder value from the ways we deploy our capital.

We have a history of operating losses and we expect to continue to incur losses in the future.

We have a limited operating history and have incurred net losses each year. Our net loss for the year ended December 31, 2020 was $17,827,952. We will continue to incur further losses in connection with research and development costs for development of our programs, including ongoing and additional clinical studies.

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

We may not succeed in achieving commercial market acceptance of any of our products. In order to gain market acceptance for the drugs under development, we will need to demonstrate to physicians and other healthcare professionals the benefits of these therapies including the clinical and economic application for their particular practice. Many physicians and healthcare professionals may be hesitant to introduce new services or techniques into their practice for many reasons, including lack of time and resources, the learning curve associated with the adoption of such new services or techniques into already established procedures, and the uncertainty of the applicability or reliability of the results of a new product. In addition, the availability of full or even partial payment for our products, whether by third-party payors (e.g., insurance companies), or the patients themselves, will likely heavily influence physicians’ decisions to recommend or use our products.

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

●	they may be uneconomical to produce;
●	we may fail to obtain reimbursement approvals or pricing that is cost effective for patients as compared to other available forms of treatment or that covers the cost of production and other expenses;
●	they may not compete effectively with existing or future alternatives, for example our COVID-19 therapies under development may not effectively compete with traditional vaccines;
●	we may be unable to develop commercial operations and to sell marketing rights;
●	they may fail to achieve market acceptance; or
●	we may be precluded from commercialization of a product due to proprietary rights of third parties.

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

We may encounter delays in our clinical trials, or may not be able to conduct our trials in a timely manner.

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

Our commercial success will depend, in part, on our ability to obtain additional patents and licenses and to protect our existing patent position, both in the U.S. and in other countries, for therapeutics and related technologies, processes, methods, compositions, and other inventions that we believe are patentable all of which provide limited protection and may not adequately protect our rights or permit us to gain or keep any competitive advantage. As of February 26, 2021, we own and are pursuing 52 (17 U.S. and 35 international applications) pending provisional and non-provisional patent applications. We continue to evaluate the full range of our technologies and file new patent applications.

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

As is the case with other biotechnology and pharmaceutical companies, our success is heavily dependent on intellectual property, particularly on obtaining and enforcing patents. Obtaining and enforcing patents in the biotechnology and pharmaceutical industries involve both technological and legal complexity, and is therefore costly, time-consuming and inherently uncertain. For the past several years, the U.S. has conducted proceedings involving post-issuance patent review procedures, such as inter partes review (“IPR”), and post-grant review and covered business methods. These proceedings are conducted before the Patent Trial and Appeal Board (“PTAB”), of the USPTO. Each proceeding has different eligibility criteria and different patentability challenges that can be raised. In this regard, the IPR process permits any person (except a party who has been litigating the patent for more than a year) to challenge the validity of U.S. patents on the grounds that it was anticipated or made obvious by prior art. As a result, non-practicing entities associated with hedge funds, pharmaceutical companies who may be our competitors and others have challenged certain valuable pharmaceutical U.S. patents based on prior art through the IPR process. A decision in such a proceeding adverse to our interests could result in the loss of valuable patent rights which would have a material adverse effect on our business, financial condition, results of operations and growth prospects. Any potential future changes to the U.S. patent system could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business, financial condition, results of operations and growth prospects. Further, recent U.S. Supreme Court rulings have narrowed the scope of patent protection available in certain circumstances and weakened the rights of patent owners in certain situations. In particular, on March 20, 2012, the U.S. Supreme Court issued the Prometheus and Alice decision, holding that several claims drawn to measuring drug metabolite levels from patient samples were not patentable subject matter. The full impact of the Prometheus and Alice decision on diagnostic and certain method claims is uncertain. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents once obtained. Depending on decisions by the U.S. Congress, the federal courts, and the USPTO, the laws and regulations governing patents could change in unpredictable ways that could weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future. The standards that courts use to interpret patents are not always applied predictably or uniformly and may evolve, particularly as new technologies develop. In addition, changes to patent laws in the U.S. or other countries may be applied retroactively to affect the validity, enforceability, or term of our patent. For example, the U.S. Supreme Court has modified some legal standards applied by the USPTO in examination of U.S. patent applications, which may decrease the likelihood that we will be able to obtain patents and may increase the likelihood of challenges to patents we obtain or license.

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

Our commercial success depends in part on our avoiding infringement of the patents and proprietary rights of third parties, including the intellectual property rights of competitors. There is a substantial amount of litigation, both within and outside the U.S., involving patents and other intellectual property rights in the medical device and pharmaceutical fields, as well as administrative proceedings for challenging patents, including inter partes review, post-grant review, derivation, and reexamination proceedings before the USPTO or oppositions and other comparable proceedings in various foreign jurisdictions. These procedures bring uncertainty to the possibility of challenges to our patents in the future, including those patents perceived by our competitors as blocking entry into the market for their products, and the outcome of such challenges. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we are developing our products. As the medical device, biotechnology, and pharmaceutical industries expand and more patents are issued, the risk increases that our activities related to our products may give rise to claims of infringement of the patent rights of others.

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

In addition to infringement claims against us, if third parties have prepared and filed patent applications in the U.S. that also claim technology related to our products, we may have to participate in derivation proceedings in the USPTO to determine the priority of invention. Third parties may also attempt to initiate reexamination, post-grant review or inter partes review of our patents in the USPTO. We may also become involved in similar proceedings in the patent offices in other jurisdictions regarding our intellectual property rights with respect to our products and technology.

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

Public health pandemics, epidemics or outbreaks could adversely impact our business. In December 2019, a novel strain of COVID-19 emerged in Wuhan, Hubei Province, China. While initially the outbreak was largely concentrated in China and caused significant disruptions to its economy, it is now considered by the World Health Organization as a pandemic and has spread to many other countries and infections have been reported globally, with a significant number of cases in the United States including the Seattle area, which is where we have our headquarters. The extent to which the coronavirus pandemic impacts our operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, new information which may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, among others. The continued spread of COVID-19 could have an adverse impact on our business and our financial results. For example, the Endoxifen Phase 2 clinical study we conducted in Australia did not enroll as quickly as anticipated in 2020 due in part to the COVID-19 restrictions. Additionally, COVID-19 restrictions currently in place in Stockholm, Sweden would likely hinder enrollment in our planned Endoxifen clinical study in women with breast density. The continued spread of the coronavirus globally could adversely impact our operations that are dependent on third-party service providers for a number of critical operational activities including, in particular,

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

If our stock price does not satisfy the $1.00 minimum bid price requirement or we otherwise fail to satisfy other continued listing requirements (and such other continued listing requirements may be enhanced during the period our stock price is below the $1.00 minimum bid requirement including a requirement that we maintain at least $5 million in stockholders’ equity rather than the $2.5 million that is typically required for continued listing), we may be delisted from Nasdaq, which could adversely affect our stock price, liquidity, and our ability to raise funding. Our common stock has at times trades below the $1.00 minimum bid requirement.

The sale of a substantial number of shares of our common stock into the market may cause substantial dilution to our existing stockholders and the sale, actual or anticipated, of a substantial number of shares of common stock could cause the price of our common stock to decline.

We have offered and sold a considerable amount of common shares in recent financings. Any additional or anticipated sales of shares by us, holders of our warrants to purchase common stock or other stockholders may cause the trading price of our common stock to decline. Additional issuances of shares by us may result in dilution to the interests of other holders of our common stock. The sale of a substantial number of shares of our common stock by us, our warrant holders or other stockholders or anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales.

The trading price of our common stock has been, and is likely to continue to be volatile.

Our stock price is highly volatile. During the one year prior to March 24, 2021, our stock price has ranged from $0.81 to $5.08 per share.  In addition to the factors discussed in this report, the trading price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

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

The ownership of our common stock may become concentrated among a small number of stockholders, and if our principal stockholders, directors, and officers choose to act together, they may be able to significantly influence management and operations, which may prevent us from taking actions that may be favorable to you.

Our ownership may become concentrated among a small number of stockholders. These stockholders, acting together, will have the ability to exert substantial influence over all matters requiring approval by our stockholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership could have the effect of delaying, deferring, or preventing a change in control of the Company or impeding a merger or consolidation, takeover or other business combination that could be favorable to you.

If we are unable to implement and maintain effective internal control over financial reporting in the future, investors may lose confidence in the accuracy and completeness of our financial reports and the trading price of our common stock may be negatively affected.

We are required to maintain internal controls over financial reporting and to report any material weaknesses in such internal controls. If we identify material weaknesses in our internal control over financial reporting, if we are unable to comply with the requirements of the Sarbanes-Oxley Act in a timely manner or assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express, if required, an opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the trading price of our common stock could be negatively affected, and we could become subject to investigations by the stock exchange on which our securities is listed, the Securities and Exchange Commission, or other regulatory authorities, which could require additional financial and management resources. We have identified a material weakness which has been disclosed on our management's report on internal controls over financial reporting. Based on our assessment of internal controls, management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2020 due to the following material weakness. The Company had ineffective controls over the evaluation and accounting for complex financing transactions, specifically, we did not have sufficient technical resources to appropriately identify errors in the accounting for warrants issued in a registered offering and whether the warrants should be classified as a liability or as equity. The classification error was corrected prior to issuance of the consolidated financial statements as of and for the year ended December 31, 2020.

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

We may raise substantial additional capital in the future and we may be unable to raise such funds when needed and on acceptable terms.

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

As of December 31, 2020, we leased a total of approximately 202 square feet of office space in one location in Seattle, Washington, from WW 107 Spring Street LLC. We believe that our current facilities will be adequate to meet our needs for the next 12 months. This information is incorporated in this report under “PART II, ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Commercial Lease Arrangements.”

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

Stockholders

As of March 24, 2021, there were approximately 35 stockholders of record of our common stock, one of which is Cede & Co., a nominee for Depository Trust Company, or DTC and approximately 163,757 beneficial holders. All of the shares of common stock held by brokerage firms, banks and other financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC, and are therefore considered to be held of record by Cede & Co. as one stockholder.

Dividends

The Company has never declared or paid any cash dividends on our common stock. We currently intend to retain any future earnings to finance the growth and development of our business.

Issuer Purchases of Securities

We did not repurchase any of our equity securities during the fourth quarter of the year ended December 31, 2020.

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

Company Overview

We are a clinical-stage biopharmaceutical company seeking to discover and develop innovative medicines in areas of significant unmet medical need in oncology and infectious diseases, with a current focus on breast cancer, other breast conditions and COVID-19. Our drug under development for breast cancer and other breast conditions is Endoxifen which is being developed primarily in two settings: one to reduce tumor cell activity in breast cancer patients in the “window of opportunity” between diagnosis of breast cancer and surgery; and another for women with dense breast tissue to reduce the density. Our two COVID-19 drugs under development are AT-H201, to improve lung function of moderate to severely ill, hospitalized COVID-19 patients by inhalation; and AT-301, a nasal spray for COVID-19 patients for at-home use. Our business strategy is to advance our programs through clinical studies including with partners, and opportunistically add programs in areas of high unmet medical need through acquisition, collaboration, or internal development.

Summary of Leading Programs

Endoxifen for MBD. Mammographic breast density ("MBD") is an emerging public health issue affecting over 10 million women in the U.S. Studies conducted by others have shown that MBD increases the risk of developing breast cancer and that reducing MBD can reduce the incidence of breast cancer. We believe our proprietary oral Endoxifen may reduce MBD, based in part on our previous successful Phase 2 study of our topical Endoxifen. Endoxifen is an active metabolite of tamoxifen which is an FDA-approved drug to treat and prevent breast cancer in high risk women. Endoxifen has been studied in over 160 participants in Atossa-conducted clinical studies.

We contracted with Stockholm South General Hospital to conduct a randomized, double-blinded, placebo-controlled Phase 2 study of our oral Endoxifen in pre-menopausal women with measurable MBD who will be dosed over six months. This study will evaluate safety, tolerability and efficacy of Endoxifen. The study is subject to approval by the European Medical Product Authority and ethics board. We expect to open this study in Stockholm soon after receiving all necessary regulatory approvals, provided COVID-19 restrictions permit patient recruitment. No assurance can be given that reduction in MBD is an approvable indication or that the regulators will approve opening the study in Sweden.

Endoxifen for Window of Opportunity. Once a woman is diagnosed with breast cancer, it can take several weeks for surgery to be scheduled so that the tumor can be removed through lumpectomy or mastectomy. During this time, without treatment the cancer typically continues to grow. We believe there is a compelling need for therapy with our Endoxifen in this neo-adjuvant or “window of opportunity” setting.

We recently completed a Phase 2 study in Australia in the window of opportunity which enrolled 7 newly-diagnosed patients with ER+ and human epidermal growth factor receptor 2 negative ("HER2-") stage 1 or 2 invasive breast cancer, requiring mastectomy or lumpectomy. In February 2021, we concluded that the study produced substantially positive results and that continuing enrollment in the study would not be useful in advancing the program. We have therefore discontinued the study based in part on results from the first six patients which showed a statistically significant (p=0.031) reduction of about 74% in tumor cell proliferation with a reduction below 25% in all participants, as measured by Ki-67 (a recognized standard measurement of breast cancer cell proliferation). We now plan to seek guidance from the FDA on conducting a study in the United States. No assurance can be given that reduction in Ki-67 or any other biomarker in the window of opportunity is an approvable indication.

Compassionate Use of Endoxifen. We have supplied our oral Endoxifen to two patients under the FDA’s expanded access, or “compassionate use,” pathway. One patient has ER+ breast cancer and was not responding to tamoxifen. This patient has taken our Endoxifen, both in the window of opportunity and post-surgery for a total of more than 24 months. According to her physician, she has not had a recurrence of breast cancer, has not had treatment-related changes in periodic laboratory blood tests and the treatment has been well tolerated, including an absence of typically seen vasomotor symptoms (night sweats and hot flashes). The other patient has recurrent ovarian cancer. The patient underwent functional molecular genomic testing, using 3D tumor organoid cultures grown in the laboratory from the patient’s tumor. The organoid testing revealed that the combination of Endoxifen and alpelisib produced an exceptionally favorable tumor response. If the drug combination shows promise in this patient, we will consider conducting additional clinical studies in patients with ovarian cancer.

Under the FDA expanded access program, the use of our oral Endoxifen is restricted to the individual patient in the application. The expanded access studies are being conducted by others; our involvement is limited to supplying our Endoxifen. The results from single-patient expanded access programs does not imply success in a larger patient population.

AT-301. There are currently no FDA-approved drugs to treat COVID-19 at-home. AT-301 is our proprietary drug candidate intended for nasal administration in patients immediately following diagnosis of COVID-19 but who have not yet exhibited symptoms severe enough to require hospitalization. It is intended for at-home use to reduce symptoms of COVID-19 and to slow the infection rate so that a person’s immune system can more effectively fight COVID-19.

AT-301 is being developed with a nasal spray delivery mechanism because many COVID-19 patients are infected via the nasal passage. Our nasal spray formulation AT-301 is being designed to contain ingredients that can potentially block SARS-CoV-2 viral entry gene proteins in nasal epithelial cells by interfering with spike protein activation by host proteases, by masking receptor binding domains via electrostatic mechanisms, and by providing a generalized mucoadhesive epithelial barrier. In July 2020, we completed in vitro testing of AT-301 which showed that AT-301 inhibits SARS-CoV-2 infectivity of VERO cells in a laboratory culture.

In October 2020, we completed enrollment in a Phase 1 study of AT-301 which was a double-blinded, randomized, and placebo-controlled safety study of AT-301 nasal spray in 32 healthy adult subjects. An evaluation of the data indicated that there were no serious adverse events, no discontinuations, and only one of the subjects in the study experienced adverse events that were considered moderate in severity. We concluded that our AT-301 nasal spray was safe and well tolerated in this study. These results support advancing this program into a Phase 2 study. We recently received input from the FDA on this program and based in part on that input, we are now preparing to conduct an additional pre-clinical study. Following that, we expect to apply to the FDA to commence a Phase 2 study in the United States.

We may also develop our AT-301 nasal spray to potentially help prevent COVID-19 infection — particularly for people in high-risk environments, such as people living with an infected patient, people living and working in healthcare facilities, emergency responders or teachers.

AT-H201. AT-H201 is a proprietary combination of two drugs previously approved by the FDA to treat other diseases. It is intended to improve compromised lung function for moderate to severely ill, hospitalized COVID-19 patients by inhalation. In May 2020, we completed in vitro testing of AT-H201 which showed that the components of AT-H201 inhibit SARS-CoV-2 infectivity of VERO cells, which is a standard cell type being used to study infectivity of the coronavirus. The AT-H201 components were found to be at least four times more potent than Remdesivir and at least 20 times more potent than Hydroxychloroquine. Potency was measured by microscopic examination of the cytopathic effect caused by SARS-CoV-2 in VERO cells. We received input from the FDA on potential pathways to develop AT-H201 and the FDA requested that we provide, among other things, additional pre-clinical and other information on AT-H201. We have also applied to the regulatory authorities to conduct the initial clinical study of AT-H201 in Australia.

Impact of the Novel Coronavirus

The continued spread of the COVID-19 pandemic is affecting the United States and global economies and may affect the Company’s operations and those of third parties on which the Company relies, including causing possible disruptions in the supply of the Company’s Endoxifen, AT-H201, AT-301 and the conduct of current and future clinical trials. In addition, the COVID-19 pandemic may affect the operations of the U.S. FDA and other health authorities including similar entities/agencies in Sweden and Australia, which could result in delays in meetings, reviews and approvals. The evolving COVID-19 pandemic could also directly or indirectly impact the pace of enrollment in our clinical trials for at least the next several months and possibly longer as patients may avoid or may not be able to travel to healthcare facilities and physicians’ offices except for a health emergency. Such facilities and offices may also be required to focus limited resources on non-clinical trial activities, including treatment of COVID-19 patients, and may not be available, in whole or in part, for clinical trial activities related to the Company's products under development. Additionally, while the potential economic impact brought by, and the duration of, the COVID-19 pandemic is difficult to assess or predict, the impact of the COVID-19 pandemic on the global financial markets may reduce the Company’s ability to access capital, which could negatively impact the Company’s short-term and long-term liquidity. The ultimate impact of the COVID-19 pandemic is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business, financing or clinical trial activities or on healthcare systems or the global economy as a whole. However, these effects could have a material adverse impact on the Company’s liquidity, capital resources, operations, financial position and business and those of the third parties on which we rely. We have not experienced any delay in drug supply for our ongoing and planned clinical studies, including studies of Endoxifen, AT-301 and AT-H201. We anticipate commencing the MBD Endoxifen trial soon after receiving all necessary regulatory approvals; subject to delays in enrollment due to COVID-19 disruptions, which could take several months or longer. We will continue to monitor future enrollment in studies for potential restrictions on site visits, mammograms or the impositions of new restrictions on trials as a result of the COVID-19 pandemic.

Research and Development Phase

We are in the research and development phase and are not currently marketing any products. We do not anticipate generating revenue unless and until we develop and launch our pharmaceutical programs.

Commercial Lease Agreements

On November 1, 2018, the Company entered into an operating lease to pay $3,660 monthly rent for a term of 22 months with WW 107 Spring Street LLC to lease office space at 107 Spring Street, Seattle, Washington. In May 2020, we amended our office lease and extended the expiration from August 31, 2020 to February 28, 2021. In the first quarter of 2021, the Company entered into an operating lease to pay monthly rent of $750 for a term of 12 months.

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

Research and Development

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

Stock-Based Payments

We follow the provisions of ASC 718, Compensation – Stock Compensation, which requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees, non-employee directors, and consultants, including employee stock options. Stock compensation expense based on the grant date’s fair value was estimated in accordance with the provisions of ASC 718 and is recognized as an expense over the requisite service period with forfeitures recognized when they occur.

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

Financial Instruments with Characteristics of Both Liabilities and Equity

During December 2020, we issued certain financial instruments, including warrants to purchase common stock, which have characteristics of both liability and equity. Financial instruments such as warrants that are classified as liabilities are fair valued upon issuance and are remeasured at fair value at subsequent reporting periods with the resulting change in fair value recorded in “change in fair value of common stock warrants”. The fair value of warrants is estimated using valuation models that require the input of subjective assumptions including stock price, strike price, stock price volatility, expected life, an expectation regarding future dividends on our common stock, and estimation of an appropriate risk-free interest rate.

Results of Operations

Comparison of Years Ended December 31, 2020 and 2019

Revenue and Cost of Revenue:

For the years ended December 31, 2020 and 2019, we have no source of sustainable revenue and no associated cost of revenue.

Operating Expenses: Total operating expenses were $14,607,000 for the year ended December 31, 2020, which is a decrease of $2,658,000 or 15%, from the year ended December 31, 2019. Operating expenses for 2020 consisted of research and development ("R&D") expenses of $6,608,000 and general and administrative ("G&A") expenses of $7,999,000. Operating expenses for 2019 consisted of R&D expenses of $6,645,000, and G&A expenses of $10,620,000. The basis for the decreased operating expenses in 2020 is explained below.

Research and Development Expenses: R&D expenses for the year ended December 31, 2020, were $6,608,000, a decrease of $37,000 or 1% from total R&D expenses in 2019 of $6,645,000. The decrease in R&D expense is attributed primarily to a decrease in stock-based compensation of approximately $2,214,000, which is a non-cash charge, offset by an increase in salaries of approximately $428,000, professional fees and clinical trials expenses of approximately $1,696,000, as compared to the same period in 2019. We expect our R&D expenses to increase into 2021 as we seek to commence a study of AT-H201, complete a preclinical and commence a Phase 1 study of AT-301, launch a Phase 2 clinical trial of Endoxifen in women with high breast density, and continue the development of other indications and therapeutics.

General and Administrative Expenses: G&A expenses were $7,999,000 for the year ended December 31, 2020, a decrease of $2,621,000, or 25% from the total G&A expenses for the year ended December 31, 2019, of $10,620,000. The decrease in G&A expenses for the year ended December 31, 2020, is mainly attributed to a decrease in stock-based compensation of approximately $3,610,000, which is a non-cash charge, offset by an increase in legal fees of approximately $507,000, professional fees of approximately $169,000 and insurance costs of approximately $268,000 compared to the same period in 2019. G&A expenses consist primarily of personnel and related benefit costs, facilities, professional services, insurance, and public company related expenses.

Warrant Financing Costs and Change in Fair Value of Common Stock Warrants: The December 11, 2020 financing including the overallotment on December 28, 2020, included the issuance of common stock liability warrants. The Company incurred financing costs associated with these common stock liability warrants of $938,794 upon issuance. The Company also recorded changes in the fair value of the liability warrants during the year ended December 31, 2020 of $2,332,567. There were no common stock liability warrants issued during the year ended December 31, 2019.

Income taxes: We have incurred net operating losses from inception; we did not record an income tax benefit for our incurred losses for the years ended December 31, 2020 and 2019, due to uncertainty regarding utilization of our net operating carryforwards and due to our history of losses.

Liquidity and Capital Resources

The Company has incurred net losses and negative operating cash flows since inception. For the year ended December 31, 2020, the Company recorded a net loss of approximately $17.8 million and used approximately $11.6 million of cash in operating activities. As of December 31, 2020, the Company had approximately $39.6 million in cash and cash equivalents and working capital of approximately $27.1 million. From January 2021 through March 24, 2021, we have raised an additional $102.4 million in cash. We believe we have sufficient cash to fund our projected operating requirements into 2024 depending on the timing and extent of the Company’s clinical trials.

Cash Flows

As of December 31, 2020, we had cash, cash equivalents and restricted cash of $39.7 million.

Net Cash Flows from Operating Activities: Net cash used in operating activities was approximately $12,509,000 for the year ended December 31, 2020, an increase of $2,442,000, or 27%, compared to net cash used in operating activities for the year ended December 31, 2019 of approximately $9,128,000. The increase in the 2020 period as compared to 2019 resulted primarily from a decrease in stock-based compensation of approximately $4,083,000, a decrease of approximately $1,742,000 of the fair value of the stock-based compensation liability, an increase in prepaid and other assets of approximately $1,235,000; offset by the change in the fair value of the common stock warrant liability of approximately $2,333,000, an increase in warrant financing expense of approximately $939,000, and increased spending on accounts payable of approximately $1,356,000.

Net Cash Flows from Investing Activities: Net cash used in investing activities was approximately $9,000 for the year ended December 31, 2020 an increase of $1,000 or 13%, compared to net cash used in investing activities for the year ended December 31, 2019 of approximately $8,000.

Net Cash Flows from Financing Activities: Net cash provided by financing activities was approximately $38,552,000 for the year ended December 31, 2020, an increase of approximately $27,215,000, or 240%, compared to net cash provided by financing activities of approximately $11,337,000, for the year ended December 31, 2019. During the year ended December 31, 2020, the Company sold shares of common stock under ATMs for net proceeds of $4,665,000, issued common stock and warrants for net proceeds of $28,954,000 and issued of Series C convertible preferred stock and warrants for net proceeds of approximately $4,947,000. The 2019 financing activity of $11,337,000 was cash received from the exercise of approximately 2.8 million of the warrants issued in the May 2018 financing.

Funding Requirements

We expect to incur ongoing operating losses for the foreseeable future as we continue to develop our planned therapeutic programs including related clinical studies and other programs in the pipeline. We expect that our existing resources will be sufficient to fund our planned operations for the next four years from the date of this report.

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

Recently Adopted Accounting Pronouncements

 On January 1, 2020, we adopted Accounting Standards Update ("ASU") No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, to improve the effectiveness of disclosures. The amendments remove, modify, and add certain disclosure requirements in Topic 820, “Fair Value Measurement.” The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. The adoption had no impact our consolidated financial statements.

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board ("FASB") issued ASU No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity's Own Equity Topic 815 which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The guidance is effective for fiscal years beginning on or after December 15, 2023, with early adoption permitted, but not earlier than fiscal years beginning after December 15, 2020. We plan to implement this ASU effective January 1, 2021 using the modified retrospective approach. Upon adoption we expect to record a cumulative adjustment to beginning stockholders' equity in the amount of $13,003,075 to reclassify the common stock warrant liability to Stockholders' Equity.

In December 2019, the FASB issued ASU 2019-12, Income Taxes, (Topic 740): Simplifying the Accounting for Income Taxes, which amends the existing guidance relating to accounting for income taxes. This ASU is intended to simplify the accounting for income taxes by removing certain exceptions to the general principles of accounting for income taxes and to improve the consistent application of U.S. GAAP for other areas of accounting for income taxes by clarifying and amending existing guidance. This ASU is effective for fiscal years beginning after December 15, 2020, with early adoption permitted. We do not expect that the adoption of this new guidance will have a material effect on our consolidated financial statements.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports that we file or submit under the Securities Exchange Act of 1934, as amended (Exchange Act), is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer) as appropriate, to allow for timely decisions regarding required disclosure.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of December 31, 2020. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2020, our disclosure controls and procedures were not effective because of the material weakness described below.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our internal control over financial reporting includes policies and procedures designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles.

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2020, based on the criteria established in Internal Control -- Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Based on this assessment, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2020 due to the following material weakness.

The Company had ineffective controls over the evaluation and accounting for complex financing transactions, specifically, the Company did not have sufficient technical resources to appropriately identify errors in the accounting for warrants issued in a registered offering including whether the warrants should be classified as a liability or as equity.

The control deficiency described above created a reasonable possibility that a material misstatement to the consolidated financial statements would not be prevented or detected on a timely basis. This material weakness resulted in a material adjustment to the classification of certain warrants issued in December 2020 from equity to a liability on the consolidated balance sheet. The classification error was corrected prior to issuance of the consolidated financial statements as of and for the year ended December 31, 2020.

Remediation Plan

Management is implementing remedial actions to ensure that the material weakness is remediated such that the existing controls will operate effectively. The remedial actions we are taking, and expect to take, include educating and re-training control owners regarding the accounting standards related to the accounting for complex financial instruments and contracting with appropriate resources to provide accounting interpretation guidance to assist us in identifying and addressing any issues that affect our consolidated financial statements.

We believe that these actions, and the improvements we expect to achieve as a result, will effectively remediate the material weakness. However, the material weakness in our internal control over financial reporting will not be considered remediated until the operation of the remediated control is sufficiently tested.

Changes in Internal Control Over Financial Reporting

No other change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the year ended December 31, 2020, that has materially affected, or is reasonably likely to materially affect, our disclosure controls and procedures.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding our executive officers is set forth in Item 1 of Part I of this Report under the caption “Executive Officers.”

The information required by this item is incorporated herein by reference to the sections entitled “Proposal No. 1 — Election of Directors,” “Beneficial Owners and Management,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Director Compensation,” “Corporate Governance” and “Board of Directors and Committees” in our definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 14, 2021 (the “Proxy Statement”).

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the sections entitled “Executive Compensation,” “Director Compensation" and “Corporate Governance”, in our Proxy Statement.

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

See the Exhibit Index set forth on page 66 of this report.

ITEM 16.	FORM 10-K SUMMARY

Not applicable.

ATOSSA THERAPEUTICS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Atossa Therapeutics, Inc.

Seattle, Washington

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Atossa Therapeutics, Inc. (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Accounting for warrants issued as part of equity offerings

As described in Note 9 to the consolidated financial statements, the Company entered into a registered unit offering that included the issuance of common stock or preferred stock in units with warrants to purchase a total of 15,000,000 shares of common stock. The warrants were evaluated for proper classification on the balance sheet and it was determined that the warrants issued in this registered unit offering should be classified as liabilities.

We identified the accounting for warrants issued as part of the registered unit offering as a critical audit matter. Our principal considerations included the existence of accounting complexities related to certain provisions of the warrant agreements in determination of the proper classification of the warrants, including provisions for potential cash settlement under certain circumstances. Auditing these elements required especially challenging auditor judgement and significant audit effort, including the need for specialized knowledge and skill assessing these elements of the agreements.

The primary procedures we performed to address this critical audit matter included:

●

Reading the agreements related to the warrants issued along with management’s technical accounting memos to understand the facts and circumstances within the warrant agreements and other assumptions impacting the determination of warrant classification.

●

Utilizing personnel with specialized knowledge and skill in debt and equity accounting to evaluate the appropriateness of management’s interpretation on how to apply the relevant accounting guidance for the classification of the warrants issued, including the terms associated with potential cash settlement under certain circumstances.

Allocation of Chief Executive Officer Compensation to Research and Development

As described in Note 3 to the Company’s consolidated financial statements, the Company’s Chief Executive Officer (“CEO”) is involved in the development of the Company’s drug candidates and oversight of the related clinical trial activity. The Company allocates a percentage of the CEO’s salary, bonus and stock-based compensation expense (referred to as “compensation cost”) to research and development expenses on the consolidated statements of operations based on an estimate of total hours expended on research and development activities.

We identified the allocation of the CEO’s compensation costs to research and development expense as a critical audit matter. In estimating the percentage of compensation costs to allocate, management’s assumptions include (i) estimating the total hours that the CEO expended on research and development activities, and (ii) determining the total compensation cost to be allocated. Auditing of this estimate involved especially challenging auditor judgment and additional audit effort due to the subjective nature of the estimate.

The primary procedures we performed to address this critical audit matter included:

●

Assessing the reasonableness of management’s assumptions included in the allocation through: (i) inquiring of Company management, including the CEO and the Senior Vice President of Regulatory, Quality and Clinical Affairs (ii) evaluating accounting literature to determine the appropriate recognition of the related compensation as research and development, and (iii) comparing Company’s accounting analysis information to source documents.

●

Testing management’s calculation by: (i) agreeing compensation cost details to relevant source documents including stock-based compensation, and (ii) recalculating the percentage of compensation costs allocated to research and development expense.

/s/ BDO USA, LLP

We have served as the Company's auditor since 2014.

Seattle, Washington

March 31, 2021

 ATOSSA THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

	As of December 31,
Assets	2020	2019
Current assets
Cash and cash equivalents	$39,553,671	$12,581,136
Restricted cash	110,000	110,000
Prepaid expenses	1,813,902	862,344
Research and development tax rebate receivable	634,940	739,656
Other current assets	657,662	26,130
Total current assets	42,770,175	14,319,266

Furniture and equipment, net	20,632	34,350
Intangible assets, net	13,375	68,542
Right-of-use asset	18,053	50,479
Other assets	17,218	17,218
Total Assets	$42,839,453	$14,489,855

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$1,588,613	$293,171
Accrued expenses	93,367	77,888
Payroll liabilities	963,665	899,420
Common stock warrant liability	13,003,075	-
Lease liability	18,053	39,371
Other current liabilities	4,748	12,892
Total current liabilities	15,671,521	1,322,742
Long term liabilities
Lease liability long term	-	11,108
Total Liabilities	15,671,521	1,333,850

Commitments and contingencies (Note 13)

Stockholders' equity
Preferred stock - $0.001 par value; 10,000,000 shares authorized; 621 and 671 shares issued and outstanding as of December 31, 2020 and December 31, 2019, respectively	1	1
Additional paid-in capital - Series B convertible preferred stock	620,999	670,999
Common stock - $0.18 par value; 175,000,000 shares authorized; 47,548,835 and 9,130,984 shares issued and outstanding as of December 31, 2020 and December 31, 2019, respectively	8,558,778	1,643,565
Additional paid-in capital	129,887,146	104,912,480
Accumulated deficit	(111,898,992)	(94,071,040)
Total Stockholders' Equity	27,167,932	13,156,005
Total Liabilities and Stockholders' Equity	$42,839,453	$14,489,855

The accompanying notes are an integral part of these consolidated financial statements.

ATOSSA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,

	2020	2019
Operating expenses
Research and development	$6,608,392	$6,645,417
General and administrative	7,999,000	10,620,008
Total operating expenses	14,607,392	17,265,425
Operating loss	(14,607,392)	(17,265,425)
Change in fair value of common stock warrants	(2,332,567)	-
Warrant financing expense	(938,794)	-
Other income	50,801	25,648
Loss before income taxes	(17,827,952)	(17,239,777)
Income taxes	-	-
Net loss	$(17,827,952)	$(17,239,777)
Deemed dividend attributable to preferred stock	(4,502,799)	-
Net loss applicable to common shareholders	$(22,330,751)	$(17,239,777)
Loss per common share - basic and diluted	$(1.97)	$(2.03)
Weighted average shares outstanding - basic and diluted	11,308,532	8,496,964

The accompanying notes are an integral part of these consolidated financial statements.

ATOSSA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Series C Convertible Preferred Stock			Series B Convertible Preferred Stock			Common Stock
			Additional			Additional			Additional		Total
	Shares	Amount	Paid-in Capital	Shares	Amount	Paid-in Capital	Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders' Equity
Balance at December 31, 2018	-	$-	$-	2,379	$2	$2,378,997	5,846,552	$1,052,372	$82,204,902	$(76,831,263)	$8,805,010
Issuance of common stock upon warrant exercise	-	-	-	-	-	-	2,799,188	503,854	10,832,856	-	11,336,710
Conversion of Series B convertible preferred stock to common stock	-	-	-	(1,708)	(1)	(1,707,998)	485,244	87,339	1,620,660	-	-
Compensation cost for stock options granted	-	-	-	-	-	-	-	-	7,102,118	-	7,102,118
Reclassification of stock-based compensation liability upon option cancellation	-	-	-	-	-	-	-	-	3,151,944	-	3,151,944
Net loss	-	-	-	-	-	-	-	-	-	(17,239,777)	(17,239,777)
Balance at December 31, 2019	-	-	-	671	1	670,999	9,130,984	1,643,565	104,912,480	(94,071,040)	13,156,005
Issuance of common stock, net of issuance costs of $474,641	-	-	-	-	-	-	1,327,655	238,979	4,425,968	-	4,664,947
Issuance of common stock and warrants, net of issuance costs of $1,889,658	-	-	-	-	-	-	31,575,000	5,683,500	23,991,842	-	29,675,342
Allocation of common stock proceeds to warrant liability	-	-	-	-	-	-	-	-	(8,196,428)	-	(8,196,428)
Issuance of Series C convertible preferred stock and warrants, net of issuance costs of $259,889	5,425	5	5,165,106	-	-	-	-	-	-	-	5,165,111
Allocation of Series C convertible preferred stock to beneficial conversion feature and warrant liability	-	-	(4,242,910)	-	-	-	-	-	1,768,830	-	(2,474,080)
Deemed dividend on Series C convertible preferred stock	-	-	4,502,799	-	-	-	-	-	(4,502,799)	-	-
Conversion of Series B convertible preferred stock to common stock	-	-	-	(50)	-	(50,000)	14,208	2,557	47,443	-	-
Conversion of Series C convertible preferred stock to common stock	(5,425)	(5)	(5,424,995)	-	-	-	5,425,000	976,500	4,448,500	-	-
Common stock issued for option exercises	-	-	-	-	-	-	225,000	40,500	500,600	-	541,100
Shares withheld related to cashless exercise of options and taxes	-	-	-	-	-	-	(149,012)	(26,823)	(528,699)	-	(555,522)
Compensation cost for stock options granted	-	-		-	-				3,019,409	-	3,019,409
Net loss	-	-	-	-	-	-	-	-	-	(17,827,952)	(17,827,952)
Balance at December 31, 2020	-	$-	$-	621	$1	$620,999	47,548,835	$8,558,778	$129,887,146	$(111,898,992)	$27,167,932

The accompanying notes are an integral part of these consolidated financial statements.

ATOSSA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(17,827,952)	$(17,239,777)
Adjustments to reconcile net loss to net cash used in operating activities
Compensation cost for stock options granted	3,019,409	7,102,118
Disposal of assets	31,732	5,806
Depreciation and amortization	46,520	52,789
Change in fair value of common stock warrant liability	2,332,567	-
Warrant financing expense	938,794	-
Change in stock-based compensation liability	-	1,741,919
Changes in operating assets and liabilities:
Prepaid expenses	(951,558)	(352,511)
Research and development tax rebate receivable	104,716	(221,558)
Other assets	(631,532)	4,812
Accounts payable	1,295,442	(60,157)
Accrued expenses	15,479	(99,186)
Payroll liabilities	64,245	(35,650)
Other current liabilities	(8,144)	(27,047)
Net cash used in operating activities	(11,570,282)	(9,128,442)

CASH FLOWS FROM INVESTING ACTIVITY
Purchase of furniture and equipment	(9,367)	(7,625)
Net cash used in investing activities	(9,367)	(7,625)

CASH FLOWS FROM FINANCING ACTIVITY
Proceeds from issuance of common stock, net of issuance costs	4,664,947	-
Proceeds from issuance of common stock and warrants, net of issuance costs	28,954,440	-
Proceeds from issuance of Series C convertible preferred stock and warrants, net of issuance costs	4,947,219	-
Payment of taxes related to net-exercise of employee stock options	(14,422)	-
Proceeds from exercise of warrants	-	11,336,710
Net cash provided by financing activities	$38,552,184	$11,336,710

NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	26,972,535	2,200,643
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING BALANCE	12,691,136	10,490,493
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, ENDING BALANCE	$39,663,671	$12,691,136

SUPPLEMENTAL DISCLOSURES
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$39,553,671	$12,581,136
Restricted cash	110,000	110,000
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$39,663,671	$12,691,136

NONCASH INVESTING AND FINANCING ACTIVITIES
Reclassification of stock-based liability awards to equity upon cancellation	$-	$3,151,944
Deemed dividend attributable to preferred stock	$4,502,799	$-
Conversion of Series B convertible preferred stock to common stock	$50,000	$1,707,999
Conversion of Series C convertible preferred stock to common stock	$5,425,000	$-

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

Impact of the Novel Coronavirus

The continued spread of the COVID-19 pandemic is affecting the United States and global economies and may affect the Company’s operations and those of third parties on which the Company relies, including causing possible disruptions in the supply of the Company’s Endoxifen, AT-H201, AT-301 and the conduct of current and future clinical trials. In addition, the COVID-19 pandemic may affect the operations of the U.S. Food and Drug Administration and other health authorities including similar entities/agencies in Sweden and Australia, which could result in delays in meetings, reviews and approvals. The evolving COVID-19 pandemic could also directly or indirectly impact the pace of enrollment in the Company’s clinical trials for at least the next several months and possibly longer as patients may avoid or may not be able to travel to healthcare facilities and physicians’ offices except for a health emergency. Such facilities and offices may also be required to focus limited resources on non-clinical trial activities, including treatment of COVID-19 patients, and may not be available, in whole or in part, for clinical trial activities related to the Company's products under development. Additionally, while the potential economic impact brought by, and the duration of, the COVID-19 pandemic is difficult to assess or predict, the impact of the COVID-19 pandemic on the global financial markets may reduce the Company’s ability to access capital, which could negatively impact the Company’s short-term and long-term liquidity. The ultimate impact of the COVID-19 pandemic is highly uncertain and subject to change. The Company does not yet know the full extent of potential delays or impacts on its business, financing or clinical trial activities or on healthcare systems or the global economy as a whole. However, these effects could have a material adverse impact on the Company’s liquidity, capital resources, operations, financial position and business and those of the third parties on which we rely. The Company has not experienced any delay in drug supply for its ongoing and planned clinical studies, including studies of Endoxifen, AT-301 and AT-H201. The Company anticipates commencing the MBD Endoxifen trial soon after receiving all necessary regulatory approvals; subject to COVID-19 related restrictions that are in place in Stockholm being lifted which could take several months or longer. The Company will continue to monitor future enrollment in studies for potential restrictions on site visits, mammograms or the impositions of new restrictions on trials as a result of the COVID-19 pandemic.

In response to the Coronavirus pandemic, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was signed into law on March 27, 2020.  The CARES Act, among other things, includes provisions related to refundable payroll tax credits, deferment of employer side social security payments, net operating loss utilization and carryback periods, modifications to the net interest deduction limitations, increased limitations on qualified charitable contributions, and technical corrections to tax depreciation methods for qualified improvement property.  The CARES Act had no material impact on the Company’s income tax provision for the year ended December 31, 2020.  The Company continues to examine the elements of the CARES Act and the impact it may have on its financial position, results of operations and cash flows.

NOTE 2: LIQUIDITY AND CAPITAL RESOURCES

The Company has incurred net losses and negative operating cash flows since inception. For the year ended December 31, 2020, the Company recorded a net loss of approximately $17.8 million and used approximately $11.6 million of cash in operating activities. As of December 31, 2020, the Company had approximately $39.6 million in cash and cash equivalents and working capital of approximately $27.1 million. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and believes it will need to continue to raise substantial additional capital to accomplish its business plan over the next several years. Management believes its currently available funding, including the funds received from warrant exercises and a financing transaction with gross proceeds of approximately $102.4 million in the first quarter of 2021, will be sufficient to finance the Company’s operations for at least one year from the date these consolidated financial statements are issued. The Company plans to continue to fund its losses from operations and capital funding needs through a combination of public or private equity offerings, debt financings or other sources, including potential corporate collaborations, licenses and other similar arrangements. There can be no assurance as to the availability or terms upon which such financing and capital might be available in the future. If the Company is unable to secure additional funding, it may be forced to curtail or suspend its business plans.

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

Recently Adopted Accounting Pronouncements:

On January 1, 2020, the Company adopted Accounting Standards Update ("ASU") No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, to improve the effectiveness of disclosures. The amendments remove, modify, and add certain disclosure requirements in Topic 820, “Fair Value Measurement.” The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. The adoption had no impact on the Company's consolidated financial statements.

Recently Issued Accounting Pronouncements:

In August 2020, the FASB issued ASU No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity's Own Equity Topic 815 which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The guidance is effective for fiscal years beginning on or after December 15, 2023, with early adoption permitted, but not earlier than fiscal years beginning after December 15, 2020. The Company plans to implement this ASU effective January 1, 2021 using the modified retrospective approach. Upon adoption, the Company expects to record a cumulative adjustment to beginning stockholders' equity in the amount of $13,003,075 to reclassify the common stock warrant liability to Stockholders' Equity.

In December 2019, the FASB issued ASU 2019-12, Income Taxes, (Topic 740): Simplifying the Accounting for Income Taxes, which amends the existing guidance relating to accounting for income taxes. This ASU is intended to simplify the accounting for income taxes by removing certain exceptions to the general principles of accounting for income taxes and to improve the consistent application of U.S. GAAP for other areas of accounting for income taxes by clarifying and amending existing guidance. This ASU is effective for fiscal years beginning after December 15, 2020, with early adoption permitted. The Company does not expect that the adoptions of this new guidance will have a material effect on its consolidated financial statements.

Research and Development

Research and development ("R&D") costs are generally expensed as incurred. R&D expenses include, for example, manufacturing expenses for the Company's drugs under development, expenses associated with clinical trials and associated salaries and benefits. R&D expenses also include an allocation of the CEO's salary and related benefits including bonus and non-cash stock-based compensation expense based on an estimate of total hours expended on research and development activities. The Company’s CEO is involved in the development of the Company’s drug candidates and oversight of the related clinical trial activity.

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

Furniture and equipment amounted to $185,600 and $185,500 at December 31, 2020 and 2019, respectively. Accumulated depreciation was $165,000 and $151,200 at December 31, 2020 and 2019, respectively. Depreciation expense for the years ended December 31, 2020 and 2019 was $19,000 and $22,000, respectively.

The Company periodically evaluates the carrying value of long-lived assets to be held and used and, if necessary, records impairment losses when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-loved assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. For the years ended December 31, 2020 and 2019, no impairment of furniture and equipment was recorded.

Fair Value Measurements

The Company records financial assets and liabilities measured on a recurring and non-recurring basis as well as all non-financial assets and liabilities subject to fair value measurement at the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. These fair value principles prioritize valuation inputs across three broad levels. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on the Company's assumptions used to measure assets and liabilities at fair value. An asset or liability's classification within the various levels is determined based on the lowest level input that is significant to the fair value measurement. Also refer to Note 8.

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

No impairment charges were recorded during the year ended December 31, 2020 or December 31, 2019.

Amortization of intangible assets is computed using the straight-line method over the estimated useful lives ranging from three to ten years.

Intangible assets amounted to $53,500 and $173,500 at December 31, 2020 and 2019, respectively. Accumulated amortization was $40,100 and $105,000 at December 31, 2020 and 2019, respectively. Amortization expense for the years ended December 31, 2020 and 2019 was $27,600 and $30,800, respectively.

Leases

 The Company evaluates all contractual agreements at inception to determine if they contain a lease. Lease liabilities are measured at present value of lease payments not yet paid, using a discounted cash flow model that requires the use of a discount rate, or incremental borrowing rate. The Company does not record right-of-use assets or operating lease liabilities on leases with initial terms of 12 months or less.

Stock-based Payments

The Company measures and recognizes compensation expense for all stock-based payment awards made to employees, non-employee directors, and consultants, including employee stock options. Stock compensation expense is based on the estimated grant date fair value and is recognized as an expense over the requisite service period.  The Company has made a policy election to recognize forfeitures when they occur.

The fair value of each option grant is estimated using the Black-Scholes option-pricing model, which requires assumptions regarding the expected volatility of the stock options, the expected life of the options, an expectation regarding future dividends on the Company’s common stock, and estimation of an appropriate risk-free interest rate. The Company’s expected common stock price volatility assumption is based upon the historical volatility of our stock price. The Company has elected the simplified method for the expected life assumption for stock option grants, which averages the contractual term of the options of ten years with the vesting term, typically one to four years, as the Company does not have sufficient history of option exercise experience. The dividend yield assumption of zero is based upon the fact that the Company has never paid cash dividends and presently has no intention of paying cash dividends in the future. The risk-free interest rate used for each grant was based upon prevailing short-term interest rates over the expected life of the options.

Financial Instruments with Characteristics of Both Liabilities and Equity

During December 2020, the Company issued certain financial instruments, including warrants to purchase common stock, which have characteristics of both liability and equity. Financial instruments such as warrants that are classified as liabilities are fair valued upon issuance and are remeasured at fair value at subsequent reporting periods with the resulting change in fair value recorded in “change in fair value of common stock warrants”. The fair value of warrants is estimated using valuation models that require the input of subjective assumptions including stock price, exercise price, stock price volatility, expected life, an expectation regarding future dividends on the Company’s common stock, and estimation of an appropriate risk-free interest rate.

NOTE 4: RESTRICTED CASH

The Company's restricted cash balance of $110,000 as of December 31, 2020 and 2019, consists entirely of cash pledged as security for the Company’s issued commercial credit cards.

NOTE 5: PREPAID EXPENSES

Prepaid expenses consisted of the following:

	December 31,	December 31,
	2020	2019
Prepaid research and development	$1,215,834	$507,733
Prepaid insurance	417,854	222,476
Professional services	128,229	108,850
Retainer and security deposits	14,218	14,218
Prepaid rent	4,488	4,275
Other	33,279	4,792
Total prepaid expenses	$1,813,902	$862,344

NOTE 6: RESEARCH AND DEVELOPMENT TAX REBATE RECEIVABLE

 On May 23, 2017, Atossa formed a wholly-owned subsidiary in Australia called Atossa Genetics AUS Pty Ltd. The purpose of this subsidiary is to perform R&D activities including our Phase 1 and Phase 2 Endoxifen and COVID-19 clinical trials. Australia offers an R&D cash rebate of $0.435 per dollar spent on qualified R&D activities incurred in the country. During the year ended December 31, 2020 and December 31, 2019, the Company incurred qualified R&D expenses in Australia of approximately $1,428,600 and $1,381,000, respectively. At December 31, 2020 and December 31, 2019, we had a total R&D rebate receivable of $634,940 and $739,656, respectively. For the years ended December 31, 2020 and 2019, the Company collected R&D cash rebates of $850,385 and $486,550, respectively.

The Company had realized gains on foreign currency exchange during the years ended December 31, 2020 and December 31, 2019 of approximately $42,000 and 45,000, respectively, which is included in Other income in the Consolidated Statement of Operations.

NOTE 7: PAYROLL LIABILITIES

Payroll liabilities consisted of the following:

	December 31,	December 31,
	2020	2019
Accrued bonuses	$689,635	$646,064
Accrued vacation	171,112	170,820
Accrued payroll	102,918	82,536
Total payroll liabilities	$963,665	$899,420

NOTE 8: FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Warrants issued in the December 11, 2020 offering and December 28, 2020 overallotment closing, which are discussed further in Note 9, contained provisions that may require the Company to settle the warrants in cash in an event outside the Company’s control and are therefore accounted for as liabilities, with changes in the fair values included in net loss for the respective periods. Because some of the inputs to the valuation model were either not observable or were not derived principally from or corroborated by observable market data by correlation or other means, the warrant liability was classified as Level 3 in the fair value hierarchy.

The following tables present the Company’s fair value hierarchy for all its financial assets and liabilities, by major security type measured at fair value on a recurring basis as of December 31, 2020:

	Estimated Fair Value	Level 1	Level 2	Level 3
Assets:
Money market account	$1,789,401	$1,789,401	$-	$-
Liabilities:
Common stock warrant liability	$13,003,075	$-	$-	$13,003,075

The company did not have financial assets or liabilities measured at fair value on a recurring basis as of December 31, 2019.

The following table summarizes the changes in the Company’s Level 3 warrant liability for the year ended December 31, 2020:

Warrant Liability
Beginning balance	$-
Issuance of warrants	10,670,508
Change in fair value	2,332,567
Ending balance	$13,003,075

The carrying amounts of our cash and cash equivalents, restricted cash, research and development tax rebate receivable, other current assets, accounts payable, and accrued expenses approximate their fair values due to their short-term maturities at December 31, 2020 and 2019.

NOTE 9: STOCKHOLDERS’ EQUITY

The Company is authorized to issue a total of 185,000,000 shares of stock consisting of 175,000,000 shares of common stock, par value $0.18 per share, and 10,000,000 shares of preferred stock, par value $0.001 per share. The Company has designated 750,000 shares of Series A junior participating preferred stock, par value $0.001 per share, 4,000 shares of Series A convertible preferred stock, par value $0.001 per share, 25,000 shares of Series B convertible preferred stock, par value $0.001 and 5,425 shares of Series C convertible preferred stock, par value $0.001 per share, through the filings of certificates of designation with the Delaware Secretary of State. No shares of Series A junior participating preferred stock, no shares of Series A convertible preferred stock and no shares of Series C convertible preferred stock are outstanding as of December 31, 2020 and December 31, 2019.

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

Equity Distribution Agreements

On February 7, 2020, Atossa Therapeutics, Inc. entered into an equity distribution agreement with Oppenheimer & Co. Inc., ("Oppenheimer") acting as sales agent relating to the “at-the-market” (the "Oppenheimer ATM") offering and sale by Atossa of common shares, par value $0.18 per share, having an aggregate gross sales price of up to $5,000,000. Sales of the shares were made at Atossa’s sole discretion and by means of ordinary brokers’ transactions through the facilities of the Nasdaq Capital Market at market prices, in block transactions or as otherwise agreed between Atossa and Oppenheimer. The distribution agreement provided that Oppenheimer was entitled to a commission of 3.0% of the gross offering proceeds of the shares sold pursuant to the distribution agreement and reimbursement for certain specified expenses. Atossa had no obligation to offer or sell any shares under the agreement, and could at any time suspend offers and sales under the agreement. Oppenheimer could also suspend or terminate the offering of shares being made through them upon proper notice to the Company. During the year ended December 31, 2020, the Company sold 1,243,639 shares of common stock under the Oppenheimer ATM, for net proceeds of $4,686,298. Total issuance costs for the year ended December 31, 2020 were $313,702.

On September 25, 2020, Atossa Therapeutics, Inc. entered into an equity distribution agreement with Maxim Group, LLC., ("Maxim") acting as sales agent relating to the "at-the-market" offering and sale by Atossa of common shares, par value $0.18 per share, having an aggregate gross sales price of up to $10,000,000. Sales of the shares, if any, will be made at Atossa’s sole discretion and by means of ordinary brokers’ transactions through the facilities of the Nasdaq Capital Market at market prices, in block transactions or as otherwise agreed between Atossa and Maxim. The distribution agreement provides that Maxim will be entitled to a commission of 3.0% of the gross offering proceeds of the shares sold pursuant to the distribution agreement and reimbursement for certain specified expenses. Atossa has no obligation to offer or sell any shares under the agreement, and may at any time suspend offers and sales under the agreement. Maxim could also suspend or terminate the offering of common stock being made through them upon proper notice to the Company. Sales under the ATM with Maxim began in October. During the year ended December 31, 2020, the Company sold 84,016 shares of common stock under the Maxim ATM for gross proceeds to the Company of $139,588. Total issuance costs for the year ended December 31, 2020 were $160,939. On March 21, 2021, we terminated the equity distribution agreement and as a result no further sales of common stock will be made thereunder.

2020 Offering of Consisting of Common Stock, Series C Convertible Preferred Stock and Warrants

On December 8, 2020, the Company entered into an underwriting agreement with Maxim Group, LLC, pursuant to which the Company agreed to issue and sell registered units consisting of an aggregate of: (i) 14,575,000 shares of the Company’s common stock at $1.00 per share; (ii) 5,425 Shares of Series C convertible preferred stock, par value $0.001 per share at $1,000.00 per share and (iii) warrants convertible into up to 15,000,000 shares of common stock. The warrants were immediately exercisable at a price of $1.00 per share of common stock and expire four years from the date of issuance. On December 28, 2020, the Company also closed on the overallotment provision of the underwriting agreement which included the sale of an additional 3,000,000 shares of common stock and 2,250,000 warrants. Net proceeds in total were $20,976,244, after deducting expenses relating to the offering of $2,023,756, including dealer-manager fees and expenses, and excluding any proceeds received upon exercise of any warrants. Proceeds of $16,749,926, net of issuance costs of $825,074 have been included in the statement of stockholders' equity under the caption Issuance of common stock and warrants. Proceeds from the sale of common stock and warrants of $8,196,428 have been allocated to the common stock warrant liability. Proceeds of $5,165,111, net of issuance costs of $259,889 have been included in the statement of stockholders' equity under the caption Issuance of Series C convertible preferred stock and warrants. Proceeds from the sale of Series C convertible preferred stock and warrants of $2,474,080 have been allocated to the common stock warrant liability. Issuance costs of $938,793 that were allocated to the warrant liabilities were expensed during 2020.

Accounting Treatment

The Company allocated the proceeds from the sale of the common stock and warrant units and preferred stock and warrant units to the separate securities issued. The Company determined that, on the date of issuance, the warrants include provisions that could require net-cash settlement and therefore, the warrants should be accounted for as liabilities. At the end of each reporting period, the changes in fair value of the warrants during the period were recorded in non-operating expense in the consolidated statement of operations.

The Company allocated the amount representing the fair value of the warrants at the date of issuance separately first to the warrant liability and recorded the remaining proceeds as common stock, in the case of the common stock and warrant units, or as Series C convertible preferred stock, in the case of the preferred stock and warrant units. Due to the allocation of a portion of the proceeds to the warrants, the Series C convertible preferred stock contained a beneficial conversion feature upon issuance, which was recorded in the amount of $1,768,830 based on the intrinsic value of the beneficial conversion feature. The discount on the Series C convertible preferred stock of $2,474,080 caused by allocation of the proceeds to the warrant and the issuance costs allocated to the convertible preferred stock of $259,899 were recorded as a deemed dividend upon issuance of the Series C convertible preferred stock. As a result, total deemed dividends of $4,502,799 were recorded upon issuance of the Series C convertible preferred stock, which is reflected as an addition to net loss in the consolidated statement of operations to arrive at net loss applicable to common shareholders.

Series C Convertible Preferred Stock.

The terms and provisions of our Series C convertible preferred stock are:

Conversion. Each share of Series C convertible preferred stock is convertible at our option at any time on or after the first anniversary of the closing of the rights offering or at the option of the holder at any time, into the number of shares of our common stock determined by dividing the $1,000 stated value per share of the Series C convertible preferred stock by a conversion price of $1.00 per share. In addition, the conversion price per share is subject to adjustment for stock dividends, distributions, subdivisions, combinations or reclassifications. Subject to limited exceptions, a holder of the Series C convertible preferred stock will not have the right to convert any portion of the Series C convertible preferred stock to the extent that, after giving effect to the conversion, the holder, together with its affiliates, would beneficially own in excess of 9.99% of the number of shares of our common stock outstanding immediately after giving effect to its conversion.

Fundamental Transactions. In the event we effect certain mergers, consolidations, sales of substantially all of our assets, tender or exchange offers, reclassifications or share exchanges in which our common stock is effectively converted into or exchanged for other securities, cash or property, we consummate a business combination in which another person acquires 50% of the outstanding shares of our common stock, or any person or group becomes the beneficial owner of 50% of the aggregate ordinary voting power represented by our issued and outstanding common stock, then, upon any subsequent conversion of the Series C convertible preferred stock, the holders of the Series C convertible preferred stock will have the right to receive any shares of the acquiring corporation or other consideration it would have been entitled to receive if it had been a holder of the number of shares of common stock then issuable upon conversion in full of the Series C convertible preferred stock.

Dividends. Holders of Series C convertible preferred stock shall be entitled to receive dividends (on an as-if-converted-to-common-stock basis) in the same form as dividends actually paid on shares of the common stock when, as and if such dividends are paid on shares of common stock.

Voting Rights. Except as otherwise provided in the certificate of designation or as otherwise required by law, the Series C convertible preferred stock has no voting rights.

Liquidation Preference. Upon our liquidation, dissolution or winding-up, whether voluntary or involuntary, holders of Series C convertible preferred stock will be entitled to receive out of our assets, whether capital or surplus, the same amount that a holder of common stock would receive if the Series C convertible preferred stock were fully converted (disregarding for such purpose any conversion limitations under the certificate of designation) to common stock, which amounts shall be paid pari passu with all holders of common stock.

Redemption Rights. We are not obligated to redeem or repurchase any shares of Series C convertible preferred stock. Shares of Series C convertible preferred stock are not otherwise entitled to any redemption rights, or mandatory sinking fund or analogous provisions.

2020 Liability Warrants

The terms and conditions of the warrants included in the December 11, 2020 offering and exercise of related overallotment option are as follows:

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

The number of shares of common stock issuable upon exercise of the warrants is subject to adjustment in certain circumstances, including a stock split or, stock dividend on, or a subdivision, combination or recapitalization of the common stock. Upon the merger, consolidation, sale of substantially all of our assets, or other similar transaction, the holders of warrants shall, at the option of the Company, be required to exercise the warrants immediately prior to the closing of the transaction, or such warrants shall automatically expire. Upon such exercise, the holders of warrants shall participate on the same basis as the holders of common stock in connection with the transaction.

Cashless Exercise. If at any time there is no effective registration statement registering, or the prospectus contained therein is not available for issuance of, the shares issuable upon exercise of the warrant, the holder may exercise the warrant on a cashless basis. When exercised on a cashless basis, a portion of the warrant is cancelled in payment of the purchase price payable in respect of the number of shares of our common stock purchasable upon such exercise. The form of the warrant does not explicitly state that the warrants will not be settled in cash.

Exercise Price. Each warrant represents the right to purchase one share of common stock at an exercise price of $1.00 per share. In addition, the exercise price per share is subject to adjustment for stock dividends, distributions, subdivisions, combinations, or reclassifications, and for certain dilutive issuances. Subject to limited exceptions, a holder of warrants will not have the right to exercise any portion of the warrant to the extent that, after giving effect to the exercise, the holder, together with its affiliates, and any other person acting as a group together with the holder or any of its affiliates, would beneficially own in excess of 4.99% of the number of shares of our common stock outstanding immediately after giving effect to its exercise. The holder, upon notice to the Company, may increase or decrease the beneficial ownership limitation provisions of the warrant, provided that in no event shall the limitation exceed 9.99% of the number of shares of our common stock outstanding immediately after giving effect to the exercise of the warrant.

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

Outstanding Liability Warrants

As of December 31, 2020, liability warrants to purchase 17,250,000 shares of common stock with an exercise price of $1.00 which expire December 11, 2024 and December 28, 2024 were outstanding.

The fair value of liability warrants issued during the years ended December 31, 2020, was calculated using the Black-Scholes option-pricing model applying the following assumptions:

Initial Valuation
Common stock price	$0.87-0.89
Exercise price	$1.00
Risk-free interest rate	0.28%
Expected term	4.0 years
Dividend yield	-
Expected volatility	107%-124%

December 31, 2020 Valuation
Common stock price	$0.95
Exercise price	$1.00
Risk-free interest rate	0.27%
Expected term	4.0 years
Dividend yield	-
Expected volatility	127%

Conversion of Convertible Preferred Stock

During the years ended December 31, 2020, certain holders of the Series C convertible preferred stock exercised their conversion option and converted an aggregate of 5,425 shares, into 5,425,000 shares of the Company's common stock based on the conversion ratio of approximately 1,000 shares of common stock for each share of Series C convertible preferred stock.

During the years ended December 31, 2020 and December 31, 2019, certain holders of the Series B convertible preferred stock exercised their conversion option and converted an aggregate of 50 and 1,708, shares, respectively into 14,208 and 485,244 shares respectively, of the Company's common stock based on the conversion ratio of approximately 284 shares of common stock for each share of Series B convertible preferred stock.

2020 Offering Consisting of Common Stock and Warrants

On December 17, 2020, the Company entered into a securities purchase agreement with certain institutional and accredited investors relating to the offering and sale of 14,000,000 shares of Company common stock. Concurrently with the offering, the Company also commenced a private placement whereby it issued and sold warrants exercisable for an aggregate of up to 10,500,000 shares of common stock, which represents 75% of the shares of common stock sold in the offering. The combined purchase price for one share of common stock and a purchase warrant to purchase 0.75 shares of Common Stock was $1.00. The warrants expire 4.5 years from the anniversary of the date of issuance. The offering closed on December 21, 2020 with net proceeds of $12,925,416, after deducting expenses relating to the offering $1,074,584, including dealer-manager fees and expenses, and excluding any proceeds received upon exercise of any warrants. The net proceeds, net of issuance costs have been included in the statement of stockholders' equity under the caption Issuance of common stock and warrants.

2020 Warrants

The terms and conditions of the warrants included in the December 21, 2020 offerings are as follows:

Exercisability. Each warrant is exercisable at any time and will expire 4.5 years from the date of issuance. The warrants are exercisable, at the option of each holder, in whole or in part by delivering to us a duly executed exercise notice and payment in full for the number of shares of our common stock purchased upon such exercise, except in the case of a cashless exercise as discussed below.

The number of shares of common stock issuable upon exercise of the warrants is subject to adjustment in certain circumstances, including a stock split or, stock dividend on, or a subdivision, combination or recapitalization of the common stock. Upon the merger, consolidation, sale of substantially all of our assets, or other similar transaction, the holders of warrants shall, at the option of the Company, be required to exercise the warrants immediately prior to the closing of the transaction, or such warrants shall automatically expire. Upon such exercise, the holders of warrants shall participate on the same basis as the holders of common stock in connection with the transaction.

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

Exercise Price. Each warrant represents the right to purchase one share of common stock at an exercise price of $1.00 per share. In addition, the exercise price per share is subject to adjustment for stock dividends, distributions, subdivisions, combinations, or reclassifications, and for certain dilutive issuances. Subject to limited exceptions, a holder of warrants will not have the right to exercise any portion of the warrant to the extent that, after giving effect to the exercise, the holder, together with its affiliates, and any other person acting as a group together with the holder or any of its affiliates, would beneficially own in excess of 4.99% of the number of shares of our common stock outstanding immediately after giving effect to its exercise. The holder, upon notice to the Company, may increase or decrease the beneficial ownership limitation provisions of the warrant, provided that in no event shall the limitation exceed 9.99% of the number of shares of our common stock outstanding immediately after giving effect to the exercise of the warrant.

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

Outstanding Warrants

As of December 31, 2020, warrants to purchase 11,570,028 shares of common stock were outstanding including:

	Outstanding Warrants to Purchase Shares	Exercise Price	Expiration date
2018 warrants	1,070,028	$4.05	May 30, 2022
2020 warrants	10,500,000	$1.00	June 21, 2025
	11,570,028

In March 2019, the Company received approximately $11.3 million from exercises of the 2018 Warrants. As a result of the warrant exercises, the Company cancelled approximately 2.8 million warrants and issued approximately 2.8 million shares of common stock.

Refer to Note 15 Subsequent Events that describes the issuance of common shares, warrants and the exercise of warrants.

NOTE 10: NET LOSS PER SHARE

The Company follows the two-class method when computing net loss per share as the Company has issued warrants and preferred stock that meet the definition of participating securities. The two-class method determines net loss per share for each class of common and participating securities according to dividends declared or accumulated and participation rights in undistributed earnings. The two-class method requires income available to common stockholders for the period to be allocated between common and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed.

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

The Company’s common stock warrants and preferred stock contractually entitles the holders of such securities to participate in dividends but do not contractually require the holders of such securities to participate in losses of the Company. Accordingly, in periods in which the Company reports a net loss, such losses are not allocated to such participating securities. In periods in which the Company reports a net loss attributable to common stockholders, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. The Company reported a net loss attributable to common stockholders for the years ended December 31, 2020 and 2019.

The following table summarizes the Company’s calculation of net loss per common share:

	Year Ended December 31,
	2020	2019
Numerator
Net loss	$(17,827,952)	$(17,239,777)
Deemed dividend attributable to preferred stock	(4,502,799)	-
Net loss attributable to common shareholders	$(22,330,751)	$(17,239,777)
Denominator
Weighted average common shares outstanding used to compute net loss per share, basic and diluted	11,308,532	8,496,964
Net loss per share of common stock, basic and diluted:	$(1.97)	$(2.03)

The following table sets forth the weighted average number of potential common shares excluded from the calculation of net loss per diluted share, because including them would be anti-dilutive:

	Year Ended December 31,
	2020	2019
Options to purchase common stock	6,138,485	3,013,370
Series B convertible preferred stock	227,010	258,230
Warrants to purchase common stock	2,270,848	1,637,013
	8,636,343	4,908,613

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

The Company did not record an income tax benefit for its losses incurred for the years ended December 31, 2020 or 2019, due to uncertainty regarding utilization of its net operating loss carryforwards and due to its history of losses. The benefit for income taxes differs from the benefit computed by applying the federal statutory rate to loss before income taxes as follows:

	Year Ended December 31,
	2020	2019
Expected federal income tax benefit	$(3,743,870)	$(3,620,353)
Stock compensation	26,114	661,887
Other permanent items	1,081,835	154,036
Other deferred items	(350,113)	1,069,111
Effect of change in valuation allowance	2,986,034	1,735,319
Actual federal income tax benefit	$-	$-

The components of net deferred tax assets and liabilities are as follows:

	As of December 31,
	2020	2019
Deferred tax assets
Obsolete inventory	$21,881	$21,881
Accrued vacation	35,933	35,872
Accrued bonuses	-	5,593
Stock-based compensation	2,407,591	1,970,789
Lease obligation	3,791	10,601
Intangible assets, net	449,001	508,289
Contribution, carryforward	541	735
Net operating loss carryforwards	7,118,178	4,505,111
Other	997	-
Valuation allowance	(10,034,122)	(7,048,088)
Deferred tax asset	$3,791	$10,783

Deferred tax liabilities
Other	$-	$(182)
Right-of-use asset	(3,791)	(10,601)
Net deferred tax asset	$-	$-

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

The Company has incurred net operating losses from inception. At December 31, 2020, the Company had domestic federal net operating loss carryforwards of approximately $76.4 million. In 2020 and previous years, the Company completed public offerings, which triggered ownership changes under section 382. We believe that as of December 31, 2020, the gross net operating loss carryforwards have been limited to approximately $34.1 million, which are available to reduce future taxable income. Federal net operating loss carryforwards generated through December 31, 2017 expire at various dates beginning in 2029 through 2038, while federal net operating loss carryforwards generated after 2018 do not expire. The Company recorded a valuation allowance against all of its net deferred tax assets of approximately $10.0 million and $7.1 million as of December 31, 2020 and 2019, respectively, for a net increase of approximately $3.0 million from 2019 to 2020 and a net increase of approximately $1.7 million from 2018 to 2019.

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

NOTE 12: CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of December 31, 2020 and December 31, 2019, the Company had $39,345,260 and $12,316,429, respectively, in excess of the FDIC insured limit, respectively.

NOTE 13: COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company's operating lease assets consist of an office lease and a copier system lease. In May 2020, we amended our office lease and extended the expiration from August 31, 2020 to February 28, 2021. This amendment increased our right of use asset and lease liability by approximately $20,200, which is a non-cash item. Our copier system lease expires in October of 2021. None of our leases contain options to extend. Total operating lease expense for the year ended December 31, 2020 and 2019, was approximately $56,800 and $56,200, respectively, and variable lease payments of taxes and insurance were immaterial. As of December 31, 2020, the weighted average remaining lease term was approximately 4.1 months and the weighted average discount rate of our operating leases was 11.3%.

 As of December 31, 2020, the future minimum lease payments are approximately $19,400 for 2021. These payments are reported in the consolidated balance sheets at December 31, 2020 and December 31, 2019, net of approximately $1,400 and 6,100 of imputed interest, respectively. The cash paid for amounts included in the measurement of operating lease liabilities for the year ended December 31, 2020 and 2019 was approximately $54,900, and $58,800, respectively.

The Company had lease expense under short term leases of $17,739 and $12,825 during the year ended December 31, 2020 and 2019, respectively.

On March 1, 2021, the Company entered into a new operating lease for office space to pay monthly rent of $750 for a term of 12 months.

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

On September 28, 2010, the Board of Directors approved the adoption of the 2010 Stock Option and Incentive Plan (“2010 Plan”) to provide for the grant of equity-based awards to employees, officers, non-employee directors and other key persons providing services to the Company. Awards of incentive options could be granted under the 2010 Plan until September 2020. No other awards may be granted under the 2010 Plan after the date that is 10 years from the date of stockholder approval. An aggregate of 5,556 shares were initially reserved for issuance in connection with awards granted under the 2010 Plan and on May 18, 2016, an additional 11,111 shares were reserved for issuance under the 2010 Plan. On May 9, 2017, the stockholders approved an additional 125,000 shares for issuance under the 2010 Plan. On April 12, 2018, the stockholders approved an additional 500,000 shares for issuance under the 2010 Plan. On May 16, 2019, the stockholders approved an additional 3,600,000 shares.

The following table presents the automatic additions to the 2010 Plan since inception pursuant to the “evergreen” terms of the 2010 Plan:

January 1,	Number of shares
2012	2,502
2013	2,871
2014	4,128
2015	5,463
2016	7,257
2017	12,623
2018	106,076
2019	233,862
2020	365,239
Total additional shares	740,021

The Company granted options to purchase 3,140,000 and 3,565,000 shares of common stock to employees and directors during the year ended December 31, 2020 and December 31, 2019, respectively. The weighted average grant date fair value of options granted during 2020 and 2019 was $1.56 and $2.13, respectively. There were 225,000 options exercised during the year ended December 31, 2020 at an average exercise price of $2.40. The Company issued 75,988 new common shares upon this net option exercise. No options were exercised during the year ended December 31, 2019. There are 670,000 options available for grant under the 2020 Plan as of December 31, 2020.

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

The fair value of stock options granted for the years ended December 31, 2020 and 2019, was calculated using the Black-Scholes option-pricing model applying the following assumptions:

Year Ended December 31,
	2020	2019
Risk-free interest rate	0.28%-0.47%	2.16%-2.20%
Expected term	4.50-6.18 years	5.00-5.94 years
Dividend yield	-	-
Expected volatility	103%-129%	107%-126%

Compensation costs associated with the Company’s stock options are recognized, based on the grant-date fair values of these options, over the requisite service period, or vesting period. Accordingly, the Company recognized stock-based compensation expense of $3,019,409 and $7,102,118 for the years ended December 31, 2020 and 2019 (excluding the liability options discussed below), respectively, which was included in the following captions in the consolidated statements of operations:

	Year Ended December 31,
	2020	2019
General and administrative	$2,120,807	$4,656,964
Research and development	898,602	2,445,154
Total stock compensation expense	$3,019,409	$7,102,118

Options issued and outstanding as of December 31, 2020, and their activities during the year then ended are as follows:

	Number of Underlying Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Contractual Life Remaining in Years	Aggregate Intrinsic Value
Outstanding as of January 1, 2020	4,308,383	$3.44		$
Granted	3,140,000	1.79
Exercised	(225,000)	2.40			297,250
Forfeited	(155,947)	3.31
Outstanding as of December 31, 2020	7,067,436	2.74	8.60		$0
Exercisable as of December 31, 2020	4,714,429	3.16	8.26		$0
Vested and expected to vest	7,067,436	2.74	8.60		$0

At December 31, 2020, there were 2,353,007 unvested options outstanding and the related unrecognized total compensation cost associated with these options was $3,296,485. This expense is expected to be recognized over a weighted-average period of 1.75 years.

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

At the time of cancellation, the fair value of Liability Options at January 13, 2019, was calculated using the Black-Scholes option-pricing model applying the following assumptions:

January 13, 2019
Risk-free interest rate	2.53%
Expected term	4.5-5.0 years
Common stock price	$1.36
Dividend yield	-
Expected volatility	121%-123%

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

NOTE 15: SUBSEQUENT EVENTS

2021 Financing Transaction

On January 6, 2021, the Company entered into a securities purchase agreement with certain institutional and accredited investors relating to the offering and sale of 23,850,000 shares of Company common stock, par value $0.18 per share and warrants to purchase 17,887,500 shares of common stock. The combined purchase price for one share of common stock and a warrant to purchase 0.75 shares of Common Stock was $1.055. Subject to certain ownership limitations, the warrants are exercisable upon issuance. The warrants will expire on the 4.5 year anniversary of the date of issuance and have an exercise price of $1.055 per share. The common stock and warrants have been registered under the Securities Act of 1933, as amended.

           Pursuant to a letter agreement, dated as of January 6, 2021, between the Company and the placement agent Maxim Group LLC, the Company agreed to pay the placement agent a cash fee of 7% of the aggregate gross proceeds. The Company also agreed to reimburse the placement agent for expenses, including legal fees which shall be limited to, in the aggregate, $45,000. The offering closed on January 8, 2021 with net proceeds to the Company from the offering of approximately $23.3 million, after deducting fees and expenses.

On March 22, 2021, the Company entered into a securities purchase agreement with certain institutional and accredited investors relating to the offering and sale of 17,361,100 shares of our common stock, par value $0.18 per share. Concurrently with the offering, and pursuant to the purchase agreement, the Company also commenced a private placement whereby it issued and sold warrants exercisable for an aggregate of up to 13,020,825 shares of common stock, which represents 75% of the shares of common stock sold in the offering. The combined purchase price for one share of common stock and a purchase warrant to purchase 0.75 shares of common stock is $2.88. Subject to certain ownership limitations, the warrants are exercisable upon issuance. The warrants will expire on the 4.5 year anniversary of the date of issuance. None of the warrants, nor the warrants shares, have been registered under the Securities Act of 1933, as amended.

The Company agreed to pay the placement agent a cash fee of 7% of the aggregate gross proceeds of the offering and the private placement. The Company also agreed to reimburse the placement agent for expenses, including the legal fees which shall be limited to, in the aggregate, $45,000. The Company estimates total expenses associated with the offering, excluding placement agent fees and expenses, will be approximately $70,000. The net proceeds to the Company from the offering and the private placement are approximately $46.4 million, after deducting fees and expenses.

Warrant Activity

 From January 1, 2021 through March 24, 2021, the Company received approximately $19.5 million from exercises of the 2020 warrants, with an exercise price of $1.00. As a result of the warrant exercises, the Company cancelled approximately 19.5 million warrants and issued approximately 19.5 million shares of common stock. During the same period the Company also received approximately $13.3 million from exercises of the 2021 warrants with an exercise price of $1.055.  As a result of the warrant exercises, the Company cancelled approximately 12.6 million warrants and issued approximately 12.6 million shares of common stock

EXHIBIT INDEX

Incorporated by Reference Herein
Exhibit No.	Description	Form	Date

3.1	Amended and Restated Certificate of Incorporation of Atossa Therapeutics, Inc.	Registration Statement on Form S-1, as Exhibit 3.2	June 11, 2012

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Atossa Therapeutics, Inc.	Current Report on Form 8-K, as Exhibit 4.1	August 26, 2016

3.3	Bylaws of Atossa Therapeutics, Inc.	Registration Statement on Form S-1, as Exhibit 3.4	June 11, 2012

3.4	Amendment to Bylaws of Atossa Therapeutics, Inc.	Current Report on Form 8-K, as Exhibit 3.1	December 20, 2012

3.5	Certificate of Designation, Preferences, and Rights of Series A Junior Participating Preferred Stock of Atossa Therapeutics, Inc.	Current Report on Form 8-K, as Exhibit 3.1	May 22, 2014

3.6	Certificate of Designation of Preference, Rights and Limitations of Series A Convertible Preferred Stock	Current Report on Form 10-Q, as Exhibit 3.1	May 11, 2017

3.7	Form of Certificate of Designation of Preference, Rights and Limitations of Series B Convertible Preferred Stock	Amendment No.1 to Registration Statement on Form S-1, as Exhibit 4.1	April 23, 2018

3.8	Amended and Restated Certificate of Incorporation of Atossa Therapeutics, Inc.	Current Report on Form 8-K, as Exhibit 3.1	January 7, 2020

3.9	Amendment to Bylaws of Atossa Therapeutics, Inc.	Current Report on Form 8-K, as Exhibit 3.2	January 7, 2020

3.10	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Atossa Therapeutics, Inc.	Current Report on Form 8-K, as Exhibit 4.1	April 23, 2018

3.11	Form of Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock	Current Report on Form 8-K, as Exhibit 3.1	December 14, 2020

4.1	Specimen common stock certificate	Registration Statement on Form S-1, as Exhibit 4.1	May 21, 2012

4.2	Form of Common Stock Purchase Warrant A	Current Report on Form 8-K, as Exhibit 4.1	December 22, 2017

4.3	Form of Common Stock Purchase Warrant B	Current Report on Form 8-K, as Exhibit 4.2	December 22, 2017

4.4	Form of Warrant Agreement	Amendment No.1 to Registration Statement on Form S-1, as Exhibit 4.2	April 23, 2018

4.5	Form of Warrant Certificate	Amendment No.1 to Registration Statement on Form S-1, as Exhibit 4.3	April 23, 2018

4.6	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	Current Report on Form 10K, as Exhibit 4.16	March 26, 2020

4.7	Form of Senior Indenture	Registration Statement on Form S-3, as exhibit 4.1	September 2, 2020

4.8	Form of Common Stock Purchase Warrant	Current Report on Form 8-K, as Exhibit 4.1	December 14, 2020

4.9	Form of Common Stock Purchase Warrant	Current Report on Form 8-K, as Exhibit 4.1	December 21, 2020

4.10	Form of Common Stock Purchase Warrant	Current Report on Form 8-K, as Exhibit 4.1	January 8, 2021

4.11	Form of Common Stock Purchase Warrant	Current Report on Form 8-K, as Exhibit 4.1	March 23, 2021

10.1#	Restated and Amended Employment Agreement with Steven Quay	Registration Statement on Form S-1, as Exhibit 10.3	February 14, 2012

10.2#	Form of Indemnification Agreement	Registration Statement on Form S-1, as Exhibit 10.5	May 21, 2012

10.3#	Form of 2019 Option Award Agreement	Current Report on Form 8-K, as Exhibit 4.1	January 13, 2019

10.4#	Form of Non-Qualified Stock Option Agreement for Employees	Registration Statement on Form S-1, as Exhibit 10.8	June 11, 2012

10.5#	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors	Registration Statement on Form S-1, as Exhibit 10.9	June 11, 2012

10.6#	Form of Restricted Stock Award Agreement	Registration Statement on Form S-1, as Exhibit 10.13	June 11, 2012

10.7#	Amended and Restated Employment Agreement between the Company and Kyle Guse dated May 18, 2016	Current Report on Form 8-K, as Exhibit 10.1	May 20, 2016

10.8#	2010 Stock Option and Incentive Plan, as amended January 13, 2019	Current Report on Form 8-K, as Exhibit 4.2	January 15, 2019

10.9	Equity Distribution Agreement, dated as of September 25, 2020, by and between Atossa Therapeutics, Inc. and Maxim Group LLC	Current Report on Form 8-K, as Exhibit 1.1	September 25, 2020

10.10#	Form of 2020 ISO Option Award Agreement	Current Report on Form 10Q, as Exhibit 4.1	May 13, 2020

10.11#	Form of 2020 Option Award Agreement	Current Report on Form 8-K, as Exhibit 4.1	April 13, 2020

10.12#	Atossa Therapeutics, Inc. 2020 Stock Incentive Plan	On Form DEF 14A, as Appendix A	April 13, 2020

22.1	List of Subsidiaries	Filed herewith

23.1	Consent of BDO USA LLP	Filed herewith

24.1	Powers of Attorney	Filed herewith on Powers of Attorney Page

31.1	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of Steven C. Quay	Filed herewith

31.2	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of Kyle Guse	Filed herewith

32.1	Certification pursuant to 18 U.S.C. Section 1350 of Steven C. Quay	Filed herewith

32.2	Certification pursuant to 18 U.S.C. Section 1350 of Kyle Guse	Filed herewith

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

#	Indicates management contract or compensatory plan, contract or agreement.
††	Schedules and exhibits omitted pursuant to Item 601 of Regulation S-K.

SIGNATURES

Pursuant to the requirements Section 13 or 15(d) of the Securities Exchange Act of 1934, the issuer, a corporation organized and existing under the laws of the State of Delaware, has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in the City of Seattle, State of Washington, on the 31st day of March, 2021.

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

Signature	Office(s)	Date

/s/ Steven C. Quay	Chairman, Chief Executive	March 31, 2021
Steven C. Quay, M.D., Ph.D.	Officer and President
(Principal Executive Officer)

/s/ Kyle Guse	Chief Financial Officer, General Counsel and Secretary	March 31, 2021
Kyle Guse	(Principal Financial and
Accounting Officer)

/s/ Richard I. Steinhart	Director	March 31, 2021
Richard I. Steinhart

/s/ Shu-Chi Chen	Director	March 31, 2021
Shu-Chih Chen, Ph.D.

/s/ Gregory Weaver	Director	March 31, 2021
Gregory Weaver

/s/ Stephen J. Galli	Director	March 31, 2021
Stephen J. Galli, M.D.

/s/ H. Lawrence Remmel	Director	March 31, 2021
H. Lawrence Remmel