Form 10-Q
period 2021-03-31
ATOSSA THERAPEUTICS, INC.
filed 2021-05-14
CIK 1488039

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

The number of shares of the registrant’s common stock, $0.18 par value per share, outstanding at May 10, 2021, was 120,824,368.

ATOSSA THERAPEUTICS, INC.

FORM 10-Q

QUARTERLY REPORT

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ATOSSA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of March 31,
	2021	As of December 31,
Assets	(Unaudited)	2020
Current assets
Cash and cash equivalents	$137,573,593	$39,553,671
Restricted cash	110,000	110,000
Prepaid expenses	2,550,452	1,813,902
Research and development tax rebate receivable	720,029	634,940
Other current assets	77,239	657,662
Total current assets	141,031,313	42,770,175

Furniture and equipment, net	15,835	20,632
Intangible assets, net	8,917	13,375
Right-of-use asset	8,013	18,053
Other assets	16,468	17,218
Total Assets	$141,080,546	$42,839,453

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$722,281	$1,588,613
Accrued expenses	151,155	93,367
Payroll liabilities	490,001	963,665
Common stock warrant liability	-	13,003,075
Lease liability	8,013	18,053
Other current liabilities	7,697	4,748
Total current liabilities	1,379,147	15,671,521

Commitments and contingencies (Note 13)

Stockholders' equity
Preferred stock - $0.001 par value; 10,000,000 shares authorized; 620 and 621 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	1	1
Additional paid-in capital - Series B convertible preferred stock	619,999	620,999
Common stock - $0.18 par value; 175,000,000 shares authorized; 120,824,368 and 47,548,835 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	21,748,374	8,558,778
Additional paid-in capital	229,498,725	129,887,146
Accumulated deficit	(112,165,700)	(111,898,992)
Total Stockholders' Equity	139,701,399	27,167,932
Total Liabilities and Stockholders' Equity	$141,080,546	$42,839,453

The accompanying notes are an integral part of these condensed consolidated financial statements.

ATOSSA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31,

	2021	2020
Operating expenses
Research and development	$1,378,487	$938,620
General and administrative	2,152,241	1,998,389
Total operating expenses	3,530,728	2,937,009
Operating loss	(3,530,728)	(2,937,009)
Other expense	(7,341)	(10,411)
Loss before income taxes	(3,538,069)	(2,947,420)
Income taxes	-	-
Net loss	$(3,538,069)	$(2,947,420)
Loss per common share - basic and diluted	$(0.04)	$(0.32)
Weighted average shares outstanding - basic and diluted	92,587,168	9,130,984

The accompanying notes are an integral part of these condensed consolidated financial statements.

ATOSSA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Series B Convertible Preferred Stock			Common Stock
			Additional			Additional		Total
	Shares	Amount	Paid-in Capital	Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders' Equity
Balance at December 31, 2019	671	$1	$670,999	9,130,984	$1,643,565	$104,912,480	$(94,071,040)	$13,156,005
Compensation cost for stock options granted	-	-	-	-	-	687,752	-	687,752
Net loss	-	-	-	-	-	-	(2,947,420)	(2,947,420)
Balance at March 31, 2020	671	$1	$670,999	9,130,984	$1,643,565	$105,600,232	$(97,018,460)	$10,896,337

	Series B Convertible Preferred Stock			Common Stock
			Additional			Additional		Total
	Shares	Amount	Paid-in Capital	Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders' Equity
Balance at December 31, 2020	621	$1	$620,999	47,548,835	$8,558,778	$129,887,146	$(111,898,992)	$27,167,932
Cumulative effect of adopted accounting standard	-	-	-	-	-	9,731,714	3,271,361	13,003,075
Issuance of common stock and warrants, net of issuance costs of $5,493,310	-	-	-	41,211,100	7,417,998	62,250,410	-	69,668,408
Issuance of common stock upon warrant exercise	-	-	-	32,064,148	5,771,547	26,988,755	-	32,760,302
Conversion of Series B convertible preferred stock to common stock	(1)	-	(1,000)	285	51	949	-	-
Compensation cost for stock options granted	-	-	-	-	-	639,751	-	639,751
Net loss	-	-	-	-	-	-	(3,538,069)	(3,538,069)
Balance at March 31, 2021	620	$1	$619,999	120,824,368	$21,748,374	$229,498,725	$(112,165,700)	$139,701,399

The accompanying notes are an integral part of these condensed consolidated financial statements.

ATOSSA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,538,069)	$(2,947,420)
Adjustments to reconcile net loss to net cash used in operating activities
Compensation cost for stock options granted	639,751	687,752
Depreciation and amortization	9,255	12,326
Changes in operating assets and liabilities:
Prepaid expenses	(736,550)	(474,776)
Research and development tax rebate receivable	(85,089)	5,316
Other assets	581,173	(108,389)
Accounts payable	(866,332)	63,081
Accrued expenses	57,788	(25,414)
Payroll liabilities	(473,664)	(433,037)
Other current liabilities	2,949	(9,434)
Net cash used in operating activities	(4,408,788)	(3,229,995)

CASH FLOWS FROM INVESTING ACTIVITY
Net cash used in investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITY
Proceeds from issuance of common stock, net of issuance costs	69,668,408	-
Proceeds from exercise of warrants	32,760,302	-
Net cash provided by financing activities	102,428,710	-

NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	98,019,922	(3,229,995)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING BALANCE	39,663,671	12,691,136
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, ENDING BALANCE	$137,683,593	$9,461,141

SUPPLEMENTAL DISCLOSURES
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$137,573,593	$9,351,141
Restricted cash	110,000	110,000
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$137,683,593	$9,461,141

NONCASH INVESTING AND FINANCING ACTIVITIES
Reclassification of the warrant liability to equity upon adoption of accounting standard	$13,003,075	$-
Conversion of Series B convertible preferred stock to common stock	$1,000	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

ATOSSA THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1: NATURE OF OPERATIONS

On January 6, 2020, we changed our corporate name from Atossa Genetics Inc. to Atossa Therapeutics, Inc.

Atossa Therapeutics, Inc. (the “Company”) was incorporated on April 30, 2009, in the State of Delaware. The Company was initially formed to develop and market medical devices, laboratory tests and therapeutics to address breast health conditions. The Company is currently focused on development of its pharmaceuticals for the treatment of the novel coronavirus ("COVID-19"), breast cancer and other breast conditions. The Company’s fiscal year ends on December 31.

Impact of the Novel Coronavirus

The continued spread of the COVID-19 pandemic is affecting the United States and global economies and may affect the Company’s operations and those of third parties on which the Company relies, including causing possible disruptions in the supply of the Company’s Endoxifen, AT-H201, AT-301 and the conduct of current and future clinical trials. In addition, the COVID-19 pandemic may affect the operations of the U.S. FDA and other health authorities including similar entities/agencies in Sweden and Australia, which could result in delays in meetings, reviews and approvals. The evolving COVID-19 pandemic could also directly or indirectly impact the pace of enrollment in our clinical trials for at least the next several months and possibly longer as patients may avoid or may not be able to travel to healthcare facilities and physicians’ offices except for a health emergency. Such facilities and offices may also be required to focus limited resources on non-clinical trial activities, including treatment of COVID-19 patients, and may not be available, in whole or in part, for clinical trial activities related to the Company's products under development. We have not experienced any delay in drug supply for our ongoing and planned clinical studies, including studies of Endoxifen, AT-301 and AT-H201. However, our Phase 2 clinical study of Endoxifen that was being conducted in Australia was enrolling slower than expected due in part to COVID-19 restrictions. Also, although we have not yet received regulatory approval to start our MBD Endoxifen study in Sweden, the study site we plan to use in Sweden has been negatively impacted by COVID-19 restrictions which must be lifted before we can begin our study there. We anticipate commencing the MBD Endoxifen study in Sweden soon after receiving all necessary regulatory approvals; subject to delays in enrollment due to COVID-19 disruptions, the duration and severity of which we cannot predict. Additionally, while the potential economic impact brought by, and the duration of, the COVID-19 pandemic is difficult to assess or predict, the impact of the COVID-19 pandemic on the global financial markets may reduce the Company’s ability to access capital, which could negatively impact the Company’s short-term and long-term liquidity. The ultimate impact of the COVID-19 pandemic is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business, financing or clinical trial activities or on healthcare systems or the global economy as a whole. However, these effects could have a material adverse impact on the Company’s liquidity, capital resources, operations, financial position and business and those of the third parties on which we rely. We will continue to monitor future enrollment in studies for potential restrictions on site visits, mammograms or the impositions of new restrictions on trials as a result of the COVID-19 pandemic.

In response to the Coronavirus pandemic, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was signed into law on March 27, 2020. On March 11, 2021, President Biden signed an additional coronavirus relief package entitled the American Rescue Plan Act of 2021, which included, among other things, provisions relating to stimulus payments to some Americans, extension of several CARES Act relief programs, expansion of the child tax credit, funding for vaccinations and other COVID-19 related assistance programs. The CARES Act and the American Rescue Plan Act has not had a material impact on the Company; however, we will continue to examine the impacts that the CARES Act and the American Rescue Plan Act, as well as any future economic relief legislation, may have on our business.

NOTE 2: LIQUIDITY AND CAPITAL RESOURCES

The Company has incurred net losses and negative operating cash flows since inception. For the three months ended March 31, 2021, the Company recorded a net loss of approximately $3,538,000 and used approximately $4,409,000 of cash in operating activities. As of March 31, 2021, the Company had approximately $137,574,000 in cash and cash equivalents and working capital of approximately $139,652,000. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and believes it will need to continue to raise substantial additional capital to accomplish its business plan over the next several years. Management believes its currently available funding, including the funds received from warrant exercises and financing transactions with net proceeds of approximately $102,429,000 in the first quarter of 2021, will be sufficient to finance the Company’s operations for at least one year from the date these condensed consolidated financial statements are issued. The Company plans to continue to fund its losses from operations and capital funding needs through a combination of public or private equity offerings, debt financings or other sources, including potential corporate collaborations, licenses and other similar arrangements. There can be no assurance as to the availability or terms upon which such financing and capital might be available in the future. If the Company is unable to secure additional funding, it may be forced to curtail or suspend its business plans.

NOTE 3: SUMMARY OF ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by GAAP for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K of the Company for the year ended December 31, 2020. The year-end condensed consolidated balance sheet presented was derived from audited consolidated financial statements, but does not include all disclosures required by GAAP.

In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2021, are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

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

Recent Accounting Pronouncements

On May 3, 2021, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2021-04, Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options — a consensus of the FASB Emerging Issues Task Force. The ASU provides a principles-based framework to determine whether an issuer should recognize the modification or exchange as an adjustment to equity or an expense. The guidance will be effective for the Company for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years.

Recently Adopted Accounting Pronouncements

On January 1, 2021, the Company early adopted ASU No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity's Own Equity (Topic 815) which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts in an entity’s own equity. The guidance is effective for fiscal years beginning on or after December 15, 2023, with early adoption permitted, but not earlier than fiscal years beginning after December 15, 2020. The Company implemented this ASU using the modified retrospective approach. Upon adoption, the Company recorded a cumulative adjustment to beginning Stockholders' Equity in the amount of $13,003,075 to reclassify the common stock warrant liability to accumulated deficit and additional paid-in capital.

The guidance removes the liability and equity separation models for convertible instruments with a cash conversion feature or beneficial conversion feature. As a result companies will more likely account for a convertible debt instruments wholly as debt, and for convertible preferred stock wholly as preferred stock (i.e. as a single unit of account). In addition, the guidance simplifies the settlement assessment that issuers perform to determine whether a contract in their own equity qualifies for equity classification. Finally, the guidance requires entities to use the if-converted method to calculate earnings per share for all convertible instruments.

 The cumulative effect of initially applying the new standard was recognized as an adjustment to accumulated deficit. Upon the adoption of the new standard we recognized the following adjustments:

	Ending Balance as of December 31, 2020	ASU 2020-06 Adjustments	Beginning Balance as of January 1, 2021
Warrant liability	$13,003,075	$(13,003,075)	$-
Additional paid-in capital	129,887,146	9,731,714	139,618,860
Accumulated deficit	(111,898,992)	3,271,361	(108,627,631)

The $3,271,361 adjustment to accumulated deficit includes the reclassification of warrant financing expenses of $938,794 and the change in fair value of common stock warrants of $2,332,567 subsequent to initial recognition.

On January 1, 2021, the Company adopted ASU 2019-12, Income Taxes, (Topic 740): Simplifying the Accounting for Income Taxes, which amends the existing guidance relating to accounting for income taxes. This ASU is intended to simplify the accounting for income taxes by removing certain exceptions to the general principles of accounting for income taxes and to improve the consistent application of U.S. GAAP for other areas of accounting for income taxes by clarifying and amending existing guidance. This ASU did not have a material effect on its condensed consolidated financial statements.

NOTE 4: RESTRICTED CASH

The Company's restricted cash balance of $110,000 as of March 31, 2021 and December 31, 2020 consists entirely of cash pledged as security for the Company's issued commercial credit cards.

NOTE 5: PREPAID EXPENSES

Prepaid expenses consisted of the following:

	As of March 31,	As of December 31,
	2021	2020
Prepaid research and development	$1,742,363	$1,215,834
Prepaid insurance	554,405	417,854
Professional services	172,955	128,229
Financial exchange fees	43,500	-
Retainer and security deposits	14,218	14,218
Prepaid rent	18,720	4,488
Other	4,291	33,279
Total prepaid expenses	$2,550,452	$1,813,902

NOTE 6: RESEARCH AND DEVELOPMENT TAX REBATE RECEIVABLE

On May 23, 2017, Atossa formed a wholly-owned subsidiary in Australia called Atossa Genetics AUS Pty Ltd. The purpose of this subsidiary is to perform R&D activities including our Phase 1 and Phase 2 Endoxifen and COVID-19 clinical trials. Australia offers an R&D cash rebate of $0.435 per dollar spent on qualified R&D activities incurred in the country. During the three months ended March 31, 2021 and 2020, the Company recorded a rebate receivable of approximately $133,452 and $133,447, respectively, related to qualified R&D activities incurred. At March 31, 2021 and December 31, 2020, we had a total R&D rebate receivable of $720,029 and $634,940, respectively.

 The Company had realized gains on foreign currency exchange during the three months ended March 31, 2021 and March 31, 2020, of approximately $5,945 and $19,965, respectively, which is included in Other Expense, net in the Condensed Consolidated Statements of Operations.

NOTE 7: PAYROLL LIABILITIES

Payroll liabilities consisted of the following:

	As of March 31,	As of December 31,
	2021	2020
Accrued bonuses	$194,497	$689,635
Accrued vacation	184,273	171,112
Accrued payroll	111,231	102,918
Total payroll liabilities	$490,001	$963,665

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

Warrants issued in the December 11, 2020 offering and December 28, 2020 overallotment closing, which are discussed further in Note 9, contained provisions that may require the Company to settle the warrants in cash in an event outside the Company’s control and are therefore accounted for as liabilities, with changes in the fair values included in net loss for the respective periods. Because some of the inputs to the valuation model were either not observable or were not derived principally from or corroborated by observable market data by correlation or other means, the warrant liability was classified as Level 3 in the fair value hierarchy as of December 31, 2020.

The following tables present the Company’s fair value hierarchy for all its financial assets and liabilities, by major security type measured at fair value on a recurring basis:

March 31, 2021	Estimated Fair Value	Level 1	Level 2	Level 3
Assets:
Money market account	$51,792,297	$51,792,297	$-	$-

December 31, 2020	Estimated Fair Value	Level 1	Level 2	Level 3
Assets:
Money market account	$1,789,401	$1,789,401	$-	$-
Liabilities:
Common stock warrant liability	$13,003,075	$-	$-	$13,003,075

The following table summarizes the changes in the Company’s Level 3 warrant liability for the three months ended March 31, 2021:

Warrant Liability
Beginning balance	$13,003,075
Reclassification to equity upon adoption of accounting standard	(13,003,075)
Issuance of warrants	-
Change in fair value	-
Ending balance	$-

The carrying amounts of our cash and cash equivalents, restricted cash, research and development tax rebate receivable, prepaid expenses, other current assets, accounts payable, accrued expenses, payroll liabilities and other current liabilities approximate their fair values due to their short-term maturities at March 31, 2021 and December 31, 2020.

NOTE 9: STOCKHOLDERS’ EQUITY

The Company is authorized to issue a total of 185,000,000 shares of stock consisting of 175,000,000 shares of common stock, par value $0.18 per share, and 10,000,000 shares of preferred stock, par value $0.001 per share. The Company has designated 750,000 shares of Series A junior participating preferred stock, par value $0.001 per share, 4,000 shares of Series A convertible preferred stock, par value $0.001 per share, 25,000 shares of Series B convertible preferred stock, par value $0.001 and 5,425 shares of Series C convertible preferred stock, par value $0.001 per share, through the filings of certificates of designation with the Delaware Secretary of State. No shares of Series A junior participating preferred stock, no shares of Series A convertible preferred stock and no shares of Series C convertible preferred stock are outstanding as of March 31, 2021 and December 31, 2020.

2021 Financing Transactions

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

On March 22, 2021, the Company entered into a securities purchase agreement with certain institutional and accredited investors relating to the offering and sale of 17,361,100 shares of our common stock, par value $0.18 per share. Concurrently with the offering, and pursuant to the purchase agreement, the Company also commenced a private placement whereby it issued and sold warrants exercisable for an aggregate of up to 13,020,825 shares of common stock. The combined purchase price for one share of common stock and a purchase warrant to purchase 0.75 shares of common stock is $2.88. Subject to certain ownership limitations, the warrants are exercisable upon issuance. The warrants will expire on the 4.5 year anniversary of the date of issuance. Subsequent to the issuance of the warrants, the Company filed a registration statement on Form S-3 (File No. 333-255411) to cover the sale of an aggregate of 13,020,825 shares of common stock issuable upon exercise of the warrants which was declared effective by the SEC on April 29, 2021.

The Company agreed to pay the placement agent a cash fee of 7% of the aggregate gross proceeds of the offering and the private placement. The Company also agreed to reimburse the placement agent for expenses, including the legal fees which shall be limited to, in the aggregate, $45,000. The Company estimates total expenses associated with the offering, excluding placement agent fees and expenses, are approximately $70,000. The net proceeds to the Company from the offering and the private placement are approximately $46.4 million, after deducting fees and expenses.

2021 Warrants

The terms and conditions of the warrants included in the 2021 offerings are as follows:

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

Exercise Price. Each warrant represents the right to purchase one share of common stock at an exercise price of $1.055 per share (January 8, 2021) or $2.88 per share (March 23, 2021). In addition, the exercise price per share is subject to adjustment for stock dividends, distributions, subdivisions, combinations, or reclassifications, and for certain dilutive issuances. Subject to limited exceptions, a holder of warrants will not have the right to exercise any portion of the warrant to the extent that, after giving effect to the exercise, the holder, together with its affiliates, and any other person acting as a group together with the holder or any of its affiliates, would beneficially own in excess of 4.99% of the number of shares of our common stock outstanding immediately after giving effect to its exercise. The holder, upon notice to the Company, may increase or decrease the beneficial ownership limitation provisions of the warrant, provided that in no event shall the limitation exceed 9.99% of the number of shares of our common stock outstanding immediately after giving effect to the exercise of the warrant.

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

Warrants

As of March 31, 2021, warrants to purchase 27,664,205 shares of common stock were outstanding including:

	Outstanding Warrants to Purchase Shares	Exercise Price	Expiration date
May 2018 warrants	1,068,892	$4.05	May 30, 2022
December 2020 warrants	8,281,325	$1.00	December 11, 2024-June 21, 2025
January 2021 warrants	5,293,163	$1.055	July 8, 2025
March 2021 warrants	13,020,825	$2.88	September 22, 2025
	27,664,205

Warrant Activity

During the three months ended March 31, 2021, the Company received approximately $19.5 million from exercises of the 2020 warrants, with an exercise price of $1.00. As a result of the warrant exercises, the Company cancelled approximately 19.5 million warrants and issued approximately 19.5 million shares of common stock. During the same period the Company also received approximately $13.3 million from exercises of the 2021 warrants with an exercise price of $1.055.  As a result of the warrant exercises, the Company cancelled approximately 12.6 million warrants and issued approximately 12.6 million shares of common stock. There were no warrant exercises during the three months ended March 31, 2020.

Conversion of Series B Convertible Preferred Stock

During the three months ended March 31, 2021, certain holders of the Series B convertible preferred stock exercised their conversion option and converted an aggregate of 1 share, into 285 shares of the Company's common stock. During the three months ended March 31, 2020, there were no conversions of Series B convertible preferred stock.

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

The Company’s common stock warrants and preferred stock contractually entitles the holders of such securities to participate in dividends but do not contractually require the holders of such securities to participate in losses of the Company. Accordingly, in periods in which the Company reports a net loss, such losses are not allocated to such participating securities. In periods in which the Company reports a net loss attributable to common stockholders, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. The Company reported a net loss attributable to common stockholders for the three months ended March 31, 2021 and 2020.

The following table summarizes the Company’s calculation of net loss per common share:

	Three Months Ended March 31,
	2021	2020
Numerator
Net loss attributable to common shareholders	$(3,538,069)	$(2,947,420)
Denominator
Weighted average common shares outstanding used to compute net loss per share, basic and diluted	92,587,168	9,130,984
Net loss per share of common stock, basic and diluted:	$(0.04)	$(0.32)

The following table sets forth the number of potential common shares excluded from the calculation of net loss per diluted share, because including them would be anti-dilutive:

	Three Months Ended March 31,
	2021	2020
Options to purchase common stock	7,067,436	4,308,383
Series B convertible preferred stock	177,373	190,617
Warrants to purchase common stock	25,076,714	1,070,028
	32,321,523	5,569,028

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

As a result of the Company’s cumulative losses, management has concluded that a full valuation allowance against the Company’s net deferred tax assets is appropriate. No income tax liabilities existed as of March 31, 2021 and December 31, 2020, due to the Company’s continuing operating losses.

NOTE 12: CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At March 31, 2021 and December 31, 2020, the Company had $137,322,778 and $39,345,260 in excess of the FDIC insured limit, respectively.

NOTE 13: COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company evaluates all contractual agreements at inception to determine if they contain a lease. Lease liabilities are measured at present value of lease payments not yet paid, using a discounted cash flow model that requires the use of a discount rate, or incremental borrowing rate.

The Company's operating lease assets consist of a copier system lease and an office lease. Our office lease expired on February 28, 2021. On March 1, 2021, the Company entered into a new operating lease for office space to pay monthly rent of $750 for a term of 12 months. As a result of COVID-19, the Company has adopted a remote work practice. Our copier system lease expires in October of 2021. None of our leases contain options to extend. Total operating lease expense for the three months ended March 31, 2021 and 2020, was approximately $10,700 and $13,300, respectively, and variable lease payments of taxes and insurance were immaterial. As of March 31, 2021, the weighted average remaining lease term was approximately 7.0 months and the weighted average discount rate of our operating lease was 11.3%.

 As of March 31, 2021, the future minimum lease payments are approximately $8,694 for 2021. These payments are reported in the condensed consolidated balance sheets at March 31, 2021 and 2020, net of imputed interest of $681 and $4,500. The cash paid for amounts included in the measurement of operating lease liabilities for the three months ended March 31, 2021 and 2020 was approximately $10,700 and $14,700, respectively.

The Company had lease expense under short term leases of $5,238 and $4,275, during for the three months ended March 31, 2021 and 2020, respectively.

Litigation and Contingencies

 We are subject to legal proceedings and claims that arise in the normal course of business. We believe these matters are either without merit or of a kind that should not have a material effect, individually or in the aggregate, on our financial position, results of operations or cash flows.

NOTE 14: STOCK BASED COMPENSATION

Stock Option and Incentive Plan

On March 24, 2020, the Board of Directors approved the adoption of the 2020 Stock Incentive Plan (the "2020 Plan”) to provide for the grant of equity-based awards to employees, officers, non-employee directors and other key persons providing services to the Company. No awards may be granted under the 2020 Plan after the date that is 10 years from the date of stockholder approval. An aggregate of 3,000,000 shares were initially reserved for issuance in connection with awards granted under the 2020 Plan and on March 29, 2021 the Board of Directors approved adding 15,000,000 shares to the 2020 Plan, subject to stockholder approval.

The Company did not grant options to purchase shares of common stock during the three months ended March 31, 2021 and 2020. There were no options exercised during the three months ended March 31, 2021 and 2020. There are 670,000 shares available for grant under the 2020 Plan as of March 31, 2021. Shares may no longer be granted under the expired 2010 Stock Option and Incentive Plan (the "2010 Plan").

Compensation costs associated with the Company’s stock options are recognized, based on the grant-date fair values of these options, over the requisite service period, or vesting period. Accordingly, the Company recognized stock-based compensation expense of $639,751 and $687,752 for the three months ended March 31, 2021 and 2020. Compensation cost is recognized in the following captions in the condensed consolidated statements of operations.

	Three Months Ended March 31,
	2021	2020
General and administrative	$449,944	$483,000
Research and development	189,807	204,752
Total stock compensation expense	$639,751	$687,752

Options issued and outstanding as of March 31, 2021, under the 2020 and 2010 Plans and their activities during the three months then ended are as follows:

	Number of Underlying Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Contractual Life Remaining in Years	Aggregate Intrinsic Value
Outstanding as of January 1, 2021	7,067,436	$2.74	-	$
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Expired	-	-	-		-
Outstanding as of March 31, 2021	7,067,436	2.74	8.36		$3,865,800
Exercisable as of March 31, 2021	5,108,435	3.05	8.09		$2,943,244
Vested and expected to vest	7,067,436	$2.74	8.36		$3,865,800

At March 31, 2021, there were 1,959,001 unvested options outstanding and the related unrecognized total compensation cost associated with these options was approximately $2,656,735. This expense is expected to be recognized over a weighted-average period of 1.62 years.

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

Compassionate Use of Endoxifen. We have supplied our oral Endoxifen to two patients under the FDA’s expanded access, or “compassionate use,” pathway. One patient has ER+ breast cancer and was not responding to tamoxifen. This patient has taken our Endoxifen, both in the window of opportunity and post-surgery for a total of more than 24 months. According to her physician, she has not had a recurrence of breast cancer, has not had treatment-related changes in periodic laboratory blood tests and the treatment has been well tolerated, including an absence of typically seen vasomotor symptoms (night sweats and hot flashes). The other patient has recurrent ovarian cancer. The patient underwent functional molecular genomic testing, using 3D tumor organoid cultures grown in the laboratory from the patient’s tumor. The organoid testing revealed that the combination of Endoxifen and alpelisib (marketed as Piqray) produced an exceptionally favorable tumor response. If the drug combination shows promise in this patient, we will consider conducting additional clinical studies in patients with ovarian cancer.

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

Commercial Lease Agreements

On March 1, 2021, the Company entered into an operating lease to pay $750 monthly rent for a term of 12 months with WW 107 Spring Street LLC to lease office space at 107 Spring Street, Seattle, Washington.

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

There were no changes in our significant accounting policies and estimates during the three months ended March 31, 2021, from those set forth in “Note 3, Summary of Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2020. We believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating our reported financial results and affect the more significant judgments and estimates that we use in the preparation of our condensed consolidated financial statements.

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

Stock-Based Payments

We follow the provisions of Accounting Standards Codification ("ASC") 718, Compensation – Stock Compensation, which requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees, non-employee directors, and consultants, including employee stock options. Stock compensation expense based on the grant date’s fair value was estimated in accordance with the provisions of ASC 718 and is recognized as an expense over the requisite service period with forfeitures recognized when they occur.

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

On January 1, 2021, we early adopted ASU 2020-06 which resulted in the elimination of the criteria that resulted in the warrants being classified as liabilities at December 31, 2020.  Upon adoption, we recorded a cumulative adjustment to beginning Stockholder's Equity in the amount of $13,003,075 to reclassify the common stock warrant liability to Stockholders' Equity.

Results of Operations

Comparison of the three months ended March 31, 2021 and 2020

Revenue and Cost of Revenue: For the three months ended March 31, 2021 and 2020, we have no source of sustainable revenue and no associated cost of revenue.

Operating Expenses: Total operating expenses were $3,531,000 for the three months ended March 31, 2021, which is an increase of $594,000 or 20%, from the three months ended March 31, 2020. Operating expenses for 2021 consisted of research and development ("R&D") expenses of $1,379,000 and general and administrative ("G&A") expenses of $2,152,000. Operating expenses for 2020 consisted of R&D expenses of $939,000, and G&A expenses of $1,998,000. The basis for the increased operating expenses in 2021 is explained below.

Research and Development Expenses: R&D expenses for the three months ended March 31, 2021, were $1,379,000, an increase of $440,000 or 47% from total R&D expenses for the same period in 2020 of $939,000. The increase in R&D expense is attributed primarily to an increase in clinical trial expense of approximately $319,000 and an increase in salaries of approximately $118,000 due to the addition of employees, as compared to the same period in 2020. We expect our R&D expenses to continue to increase into 2021 as we seek to commence a study of AT-H201, complete studies of AT-301, launch a Phase 2 clinical trial of Endoxifen in women with high breast density, and continue the development of other indications and therapeutics.

General and Administrative Expenses: G&A expenses were $2,152,000 for the three months ended March 31, 2021, an increase of $154,000, or 8% from the total G&A expenses for the three months ended March 31, 2020, of $1,998,000. The increase in G&A expenses for the three months ended March 31, 2021, is mainly attributed to an increase in insurance and professional fees of approximately $286,000 offset by a reduction in legal fees and compensation of approximately $152,000 compared to the same period in 2020. G&A expenses consist primarily of personnel and related benefit costs, facilities, professional services, insurance, and public company related expenses.

Income taxes: We have incurred net operating losses from inception; we did not record an income tax benefit for our incurred losses for the three months ended March 31, 2021 and 2020, due to uncertainty regarding utilization of our net operating carryforwards and due to our history of losses.

Liquidity and Capital Resources

We have incurred net losses and negative operating cash flows since inception. For the three months ended March 31, 2021, we recorded a net loss of approximately $3,538,000 and used approximately $4,409,000 of cash in operating activities. As of March 31, 2021, we had approximately $137,574,000 in cash and cash equivalents and working capital of approximately $139,652,000. We believe we have sufficient cash to fund our projected operating requirements into 2024 depending on the timing and extent of the Company’s clinical trials.

Cash Flows

As of March 31, 2021, we had cash, cash equivalents and restricted cash of approximately $137.7 million.

Net Cash Flows from Operating Activities: Net cash used in operating activities was approximately $4,409,000 for the three months ended March 31, 2021, an increase of approximately $1,179,000, or 37%, compared to net cash used in operating activities for the three months ended March 31, 2020 of approximately $3,230,000. The increase in the 2021 period as compared to 2020 resulted primarily due to an increase in spending on prepaid and other assets primarily related to clinical trial activities of approximately $428,000 and a decrease in accounts payable and accrued expenses of approximately $846,000.

Net Cash Flows from Financing Activities: Net cash provided by financing activities was approximately $102,429,000 for the three months ended March 31, 2021. For the three months ended March 31, 2021, we sold common stock and warrants for net proceeds of $69,668,000. The 2021 financing activities also include proceeds of $32,760,000 from the exercise of warrants. There were no financing activities for the three months ended March 31, 2020.

Funding Requirements

We expect to incur ongoing operating losses for the foreseeable future as we continue to develop our planned therapeutic programs including related clinical studies and other programs in the pipeline. We expect that our existing resources will be sufficient to fund our planned operations for approximately the next four years from the date of this report.

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

Recent Accounting Pronouncements

On May 3, 2021, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2021-04, Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options — a consensus of the FASB Emerging Issues Task Force. The ASU provides a principles-based framework to determine whether an issuer should recognize the modification or exchange as an adjustment to equity or an expense. The guidance will be effective for us for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years.

Recently Adopted Accounting Pronouncements

On January 1, 2021, we early adopted Accounting Standards Updated ("ASU") No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity's Own Equity (Topic 815) which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts in an entity’s own equity. The guidance is effective for fiscal years beginning on or after December 15, 2023, with early adoption permitted, but not earlier than fiscal years beginning after December 15, 2020. We implemented this ASU using the modified retrospective approach. Upon adoption, we recorded a cumulative adjustment to beginning Stockholders' Equity in the amount of $13,003,075 to reclassify the common stock warrant liability to accumulated deficit and additional paid-in capital.

On January 1, 2021, we adopted ASU 2019-12, Income Taxes, (Topic 740): Simplifying the Accounting for Income Taxes, which amends the existing guidance relating to accounting for income taxes. This ASU is intended to simplify the accounting for income taxes by removing certain exceptions to the general principles of accounting for income taxes and to improve the consistent application of U.S. GAAP for other areas of accounting for income taxes by clarifying and amending existing guidance. This ASU did not have a material effect on our condensed consolidated financial statements.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of March 31, 2021. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2021, our disclosure controls and procedures were not effective because of the material weakness identified in December 2020 as described below which has not been fully remediated.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2021, based on the criteria established in Internal Control -- Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

The control deficiency described above created a reasonable possibility that a material misstatement to the consolidated financial statements would not be prevented or detected on a timely basis. This material weakness resulted in a material adjustment to the classification of certain warrants issued in December 2020 from equity to a liability on the consolidated balance sheet. The classification error was corrected prior to issuance of the consolidated financial statements as of and for the year ended December 31, 2020. On January 1, 2021, the Company early adopted ASU 2020-06 which resulted in the elimination of the criteria that resulted in the warrants being classified as liabilities at December 31, 2020.

Remediation Plan

The remedial actions we are taking, and expect to take, include educating and re-training control owners regarding the accounting standards related to the accounting for complex financial instruments and contracting with appropriate resources to provide accounting interpretation guidance to assist us in identifying and addressing any issues that affect our consolidated financial statements. Management is in the process of implementing remedial actions to ensure that the underlying causes of the material weakness are remediated such that the existing controls will operate effectively.

We believe that the improvements we have outlined above and expect to achieve, will effectively remediate the material weakness. However, the material weakness in our internal control over financial reporting will not be considered remediated until the operation of the remediated control is sufficiently tested.

Changes in Internal Control Over Financial Reporting

No other change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2021, that has materially affected, or is reasonably likely to materially affect, our disclosure controls and procedures.

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

Although we have sufficient capital resources to fund our operations through 2024 based on our current business plan, our business plan may change and may require greater expenditures of capital than currently anticipated. We have not yet established an ongoing source of revenue sufficient to cover operating costs and allow us to continue as a going concern. Our ability to continue as a going concern is dependent on obtaining adequate capital to fund operating losses until we become profitable. If we are unable to obtain adequate capital, we may be unable to develop and commercialize our product offerings or geographic reach and we could be forced to cease operations.

If we do not raise additional capital, we anticipate liquidity issues in approximately four years.

For the three months ended March 31, 2021, we incurred a net loss of approximately $3,538,000 and we had an accumulated deficit of approximately $112,166,000. As of March 31, 2021, we had cash and cash equivalents of approximately $137,574,000. As of the date of filing this Quarterly Report with the SEC, we expect that our existing resources will be sufficient to fund our planned operations for approximately the next four years. We have not yet established an ongoing source of revenue sufficient to cover our operating costs and allow us to continue as a going concern. Our ability to continue as a going concern is dependent on obtaining adequate capital to fund operating losses until we become profitable. We currently have no products and services approved for commercialization. We may not receive or maintain regulatory clearance for our products and other sources of capital may not be available when we need them or on acceptable terms. If we are unable to raise in a timely fashion the amount of capital we anticipate needing, we would be forced to curtail or cease operations.

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

We may expend our capital resources in ways that you don't agree or that don't produce stockholder value.

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

We have a limited operating history and have incurred net losses each year. Our net loss for the three months ended March 31, 2021 was $3.5 million. We will continue to incur further losses in connection with research and development costs for development of our programs, including ongoing and additional clinical studies.

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

Public health pandemics, epidemics or outbreaks could adversely impact our business. The continued spread of the COVID-19 pandemic is affecting the United States and global economies and may affect our operations and those of third parties on which we rely, including causing possible disruptions in the supply of the Company’s Endoxifen, AT-H201, AT-301 and the conduct of current and future clinical trials. In addition, the COVID-19 pandemic may affect the operations of the U.S. FDA and other health authorities including similar entities/agencies in Sweden and Australia, which could result in delays in meetings, reviews and approvals. The evolving COVID-19 pandemic could also directly or indirectly impact the pace of enrollment in our clinical trials for at least the next several months and possibly longer as patients may avoid or may not be able to travel to healthcare facilities and physicians’ offices except for a health emergency. Such facilities and offices may also be required to focus limited resources on non-clinical trial activities, including treatment of COVID-19 patients, and may not be available, in whole or in part, for clinical trial activities related to our products under development. We have not experienced any delay in drug supply for our ongoing and planned clinical studies, including studies of Endoxifen, AT-301 and AT-H201. However, our Phase 2 clinical study of Endoxifen that was being conducted in Australia was enrolling slower than expected due in part to COVID-19 restrictions. Also, although we have not yet received regulatory approval to start our MBD Endoxifen study in Sweden, the study site we plan to use in Sweden has been negatively impacted by COVID-19 restrictions which must be lifted before we can begin our study there. We anticipate commencing the MBD Endoxifen study in Sweden soon after receiving all necessary regulatory approvals; subject to delays in enrollment due to COVID-19 disruptions, the duration and severity of which we cannot predict. Additionally, while the potential economic impact brought by, and the duration of, the COVID-19 pandemic is difficult to assess or predict, the impact of the COVID-19 pandemic on the global financial markets may reduce the Company’s ability to access capital, which could negatively impact the Company’s short-term and long-term liquidity. The ultimate impact of the COVID-19 pandemic is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business, financing or clinical trial activities or on healthcare systems or the global economy as a whole. However, these effects could have a material adverse impact on the Company’s liquidity, capital resources, operations, financial position and business and those of the third parties on which we rely. We will continue to monitor future enrollment in studies for potential restrictions on site visits, mammograms or the impositions of new restrictions on trials as a result of the COVID-19 pandemic. The continued spread of the coronavirus globally could adversely impact our operations that are dependent on third-party service providers for a number of critical operational activities including, in particular,

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

Our stock price is highly volatile. During the one year prior to May 11, 2021, our stock price has ranged from $0.81 to $5.08 per share.  In addition to the factors discussed in this report, the trading price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

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

We are required to maintain internal controls over financial reporting and to report any material weaknesses in such internal controls. If we identify material weaknesses in our internal control over financial reporting, if we are unable to comply with the requirements of the Sarbanes-Oxley Act in a timely manner or assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express, if required, an opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the trading price of our common stock could be negatively affected, and we could become subject to investigations by the stock exchange on which our securities is listed, the Securities and Exchange Commission, or other regulatory authorities, which could require additional financial and management resources. We have identified a material weakness which has been disclosed on our management's report on internal controls over financial reporting. Based on our assessment of internal controls, management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2020 due to the following material weakness. The Company had ineffective controls over the evaluation and accounting for complex financing transactions, specifically, we did not have sufficient technical resources to appropriately identify errors in the accounting for warrants issued in a registered offering and whether the warrants should be classified as a liability or as equity. The classification error was corrected prior to issuance of the consolidated financial statements as of and for the year ended December 31, 2020. For the three months ended March 31, 2021, we began implementing new controls to remediate this material weakness.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

(a)	Exhibits

Incorporated by Reference Herein
Exhibit No.	Description	Form	Date

4.1	Form of Common Stock Purchase Warrant	Current Report of Form 8-K, as Exhibit 4.1	January 8, 2021
4.2	Form of Common Stock Purchase Warrant	Current Report of Form 8-K, as Exhibit 4.1	March 23, 2021
31.1	Certification pursuant to Rule 13a-14(a) under the securities Exchange Act of 1934 of Steven C. Quay	Filed herewith
31.2	Certification pursuant to Rule 13a-14(a) under the securities Exchange Act of 1934 of Kyle Guse	Filed herewith
32.1	Certification pursuant to 18 U.S.C. Section 1350 of Steven C. Quay	Filed herewith
32.2	Certification pursuant to 18 U.S.C. Section 1350 of Kyle Guse	Filed herewith

101	Interactive Data Files pursuant to Rule 405 of Regulation S-T	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 14, 2021

/s/ Steven C. Quay
President and Chief Executive Officer
(On behalf of the Registrant)

/s/ Kyle Guse
Kyle Guse
Chief Financial Officer, General Counsel and Secretary
(As Principal Financial and Accounting Officer)