Form 10-Q
period 2021-06-30
ATOSSA THERAPEUTICS, INC.
filed 2021-08-13
CIK 1488039

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

The number of shares of the registrant’s common stock, $0.18 par value per share, outstanding at August 6, 2021, was 126,623,256.

ATOSSA THERAPEUTICS, INC.

FORM 10-Q

QUARTERLY REPORT

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ATOSSA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of June 30, 2021	As of December 31,
Assets	(Unaudited)	2020
Current assets
Cash and cash equivalents	$142,432,961	$39,553,671
Restricted cash	110,000	110,000
Prepaid expenses	2,391,966	1,813,902
Research and development tax rebate receivable	817,109	634,940
Other current assets	78,882	657,662
Total current assets	145,830,918	42,770,175

Furniture and equipment, net	14,501	20,632
Intangible assets, net	4,458	13,375
Right-of-use asset	4,720	18,053
Other assets	13,408	17,218
Total Assets	$145,868,005	$42,839,453

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$537,915	$1,588,613
Accrued expenses	531,602	93,367
Payroll liabilities	700,588	963,665
Common stock warrant liability	-	13,003,075
Lease liability	4,720	18,053
Other current liabilities	21,278	4,748
Total current liabilities	1,796,103	15,671,521

Commitments and contingencies (Note 13)

Stockholders' equity
Preferred stock - $0.001 par value; 10,000,000 shares authorized; 587 and 621 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	1	1
Additional paid-in capital - Series B convertible preferred stock	586,999	620,999
Common stock - $0.18 par value; 175,000,000 shares authorized; 125,925,096 and 47,548,835 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	22,666,505	8,558,778
Additional paid-in capital	240,023,345	129,887,146
Accumulated deficit	(119,204,948)	(111,898,992)
Total Stockholders' Equity	144,071,902	27,167,932
Total Liabilities and Stockholders' Equity	$145,868,005	$42,839,453

The accompanying notes are an integral part of these condensed consolidated financial statements.

ATOSSA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2021	2020	2021	2020
Operating expenses
Research and development	$3,798,636	$1,653,239	$5,177,123	$2,591,859
General and administrative	3,205,130	2,282,568	5,357,371	4,280,957
Total operating expenses	7,003,766	3,935,807	10,534,494	6,872,816
Operating loss	(7,003,766)	(3,935,807)	(10,534,494)	(6,872,816)
Other income (expense), net	(35,482)	29,665	(42,823)	19,254
Loss before income taxes	(7,039,248)	(3,906,142)	(10,577,317)	(6,853,562)
Income taxes	-	-	-	-
Net loss	$(7,039,248)	$(3,906,142)	$(10,577,317)	$(6,853,562)
Loss per common share - basic and diluted	$(0.06)	$(0.43)	$(0.10)	$(0.75)
Weighted average shares outstanding - basic and diluted	121,572,091	9,187,588	107,159,698	9,159,286

The accompanying notes are an integral part of these condensed consolidated financial statements.

ATOSSA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Series B Convertible Preferred Stock			Common Stock
			Additional			Additional		Total
	Shares	Amount	Paid-in Capital	Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders' Equity
Balance at December 31, 2019	671	$1	$670,999	9,130,984	$1,643,565	$104,912,480	$(94,071,040)	$13,156,005
Compensation cost for stock options granted	-	-	-	-	-	687,752	-	687,752
Net loss	-	-	-	-	-	-	(2,947,420)	(2,947,420)
Balance at March 31, 2020	671	$1	$670,999	9,130,984	$1,643,565	$105,600,232	$(97,018,460)	$10,896,337
Issuance of common stock, net of issuance costs of $178,544	-	-	-	160,108	28,820	318,807		347,627
Conversion of Series B convertible preferred stock to common stock	(45)	-	(45,000)	12,786	2,301	42,699	-	-
Compensation cost for stock options granted	-	-	-	-	-	1,036,484	-	1,036,484
Net loss	-	-	-	-	-	-	(3,906,142)	(3,906,142)
Balance at June 30, 2020	626	$1	$625,999	9,303,878	$1,674,686	$106,998,222	$(100,924,602)	$8,374,306

	Series B Convertible Preferred Stock			Common Stock
			Additional			Additional		Total
	Shares	Amount	Paid-in Capital	Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders' Equity
Balance at December 31, 2020	621	$1	$620,999	47,548,835	$8,558,778	$129,887,146	$(111,898,992)	$27,167,932
Cumulative effect of adopted accounting standard	-	-	-	-	-	9,731,714	3,271,361	13,003,075
Issuance of common stock and warrants, net of issuance costs of $5,493,310	-	-	-	41,211,100	7,417,998	62,250,410	-	69,668,408
Issuance of common stock upon warrant exercise	-	-	-	32,064,148	5,771,547	26,988,755	-	32,760,302
Conversion of Series B convertible preferred stock to common stock	(1)	-	(1,000)	285	51	949	-	-
Compensation cost for stock options granted	-	-	-	-	-	639,751	-	639,751
Net loss	-	-	-	-	-	-	(3,538,069)	(3,538,069)
Balance at March 31, 2021	620	$1	$619,999	120,824,368	$21,748,374	$229,498,725	$(112,165,700)	$139,701,399
Issuance of common stock upon warrant exercise	-	-	-	5,091,351	916,443	9,279,198	-	10,195,641
Conversion of Series B convertible preferred stock to common stock	(33)	-	(33,000)	9,377	1,688	31,312	-	-
Compensation cost for stock options granted	-	-	-	-	-	1,214,110	-	1,214,110
Net loss	-	-	-	-	-	-	(7,039,248)	(7,039,248)
Balance at June 30, 2021	587	$1	$586,999	125,925,096	$22,666,505	$240,023,345	$(119,204,948)	$144,071,902

The accompanying notes are an integral part of these condensed consolidated financial statements.

ATOSSA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(10,577,317)	$(6,853,562)
Adjustments to reconcile net loss to net cash used in operating activities
Compensation cost for stock options granted	1,853,861	1,724,236
Disposal of assets	-	2,226
Depreciation and amortization	15,048	24,711
Changes in operating assets and liabilities:
Prepaid expenses	(578,064)	(602,022)
Research and development tax rebate receivable	(182,169)	(20,966)
Other assets	582,590	(237,827)
Accounts payable	(1,050,698)	739,536
Accrued expenses	438,235	14,967
Payroll liabilities	(263,077)	(244,012)
Other current liabilities	16,530	(6,704)
Net cash used in operating activities	(9,745,061)	(5,459,417)

CASH FLOWS FROM INVESTING ACTIVITY
Purchase of furniture and equipment	-	(6,610)
Net cash used in investing activities	-	(6,610)

CASH FLOWS FROM FINANCING ACTIVITY
Proceeds from issuance of common stock, net of issuance costs	-	347,627
Proceeds from issuance of common stock and warrants, net of issuance costs	69,668,408	-
Proceeds from exercise of warrants	42,955,943	-
Net cash provided by financing activities	112,624,351	347,627

NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	102,879,290	(5,118,400)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING BALANCE	39,663,671	12,691,136
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, ENDING BALANCE	$142,542,961	$7,572,736

SUPPLEMENTAL DISCLOSURES
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$142,432,961	$7,462,736
Restricted cash	110,000	110,000
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$142,542,961	$7,572,736

NONCASH INVESTING AND FINANCING ACTIVITIES
Reclassification of the warrant liability to equity upon adoption of accounting standard	$13,003,075	$-
Conversion of Series B convertible preferred stock to common stock	$34,000	$45,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

ATOSSA THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1: NATURE OF OPERATIONS

On January 6, 2020, we changed our corporate name from Atossa Genetics Inc. to Atossa Therapeutics, Inc.

Atossa Therapeutics, Inc. (the “Company”) was incorporated on April 30, 2009, in the State of Delaware. The Company was initially formed to develop and market medical devices, laboratory tests and therapeutics to address breast health conditions. The Company is currently developing its pharmaceuticals in the fields of oncology and infectious disease with a focus on treatments of the novel coronavirus ("COVID-19"), breast cancer and other breast conditions. The Company’s fiscal year ends on December 31.

Impact of the Novel Coronavirus

The continued spread of the COVID-19 pandemic is affecting the United States and global economies and may affect the Company’s operations and those of third parties on which the Company relies, including causing possible disruptions in the supply of the Company’s Endoxifen, AT-H201, AT-301 and the conduct of current and future clinical trials. In addition, the COVID-19 pandemic may affect the operations of the U.S. FDA and other health authorities including similar entities/agencies in Sweden and Australia, which could result in delays in meetings, reviews and approvals. The evolving COVID-19 pandemic could also directly or indirectly impact the pace of enrollment in our clinical trials for at least the next several months and possibly longer as patients may avoid or may not be able to travel to healthcare facilities and physicians’ offices except for a health emergency. Such facilities and offices may also be required to focus limited resources on non-clinical trial activities, including treatment of COVID-19 patients, and may not be available, in whole or in part, for clinical trial activities related to the Company's products under development. We have not experienced any delay in drug supply for our ongoing and planned clinical studies, including studies of Endoxifen, AT-301 and AT-H201. However, our Phase 2 clinical study of Endoxifen that was being conducted in Australia was enrolling slower than expected due in part to COVID-19 restrictions. Also, the study site we plan to use in Sweden has been negatively impacted by COVID-19 restrictions which must be lifted before we can begin our study there. As a result, the study in Stockholm could be delayed or enroll more slowly than expected. Additionally, while the potential economic impact brought by, and the duration of, the COVID-19 pandemic is difficult to assess or predict, the impact of the COVID-19 pandemic on the global financial markets may reduce the Company’s ability to access capital, which could negatively impact the Company’s short-term and long-term liquidity. The ultimate impact of the COVID-19 pandemic is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business, financing or clinical trial activities or on healthcare systems or the global economy as a whole. However, these effects could have a material adverse impact on the Company’s liquidity, capital resources, operations, financial position and business and those of the third parties on which we rely. We will continue to monitor future enrollment in studies for potential restrictions on site visits, mammograms or the impositions of new restrictions on trials as a result of the COVID-19 pandemic.

In response to the Coronavirus pandemic, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was signed into law on March 27, 2020. On March 11, 2021, President Biden signed an additional coronavirus relief package entitled the American Rescue Plan Act of 2021, which included, among other things, provisions relating to stimulus payments to some Americans, extension of several CARES Act relief programs, expansion of the child tax credit, funding for vaccinations and other COVID-19 related assistance programs. The CARES Act and the American Rescue Plan Act have not had a material impact on the Company; however, we will continue to examine the impacts that the CARES Act and the American Rescue Plan Act, as well as any future economic relief legislation, may have on our business.

NOTE 2: LIQUIDITY AND CAPITAL RESOURCES

The Company has incurred net losses and negative operating cash flows since inception. For the six months ended June 30, 2021, the Company recorded a net loss of approximately $10,577,000 and used approximately $9,745,000 of cash in operating activities. As of June 30, 2021, the Company had approximately $142,433,000 in cash and cash equivalents and working capital of approximately $144,035,000. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and believes it will need to continue to raise substantial additional capital to accomplish its business plan over the next several years. Management believes its currently available funding, including the funds received from warrant exercises and financing transactions with net proceeds of approximately $112,624,000 in the first six months of 2021, will be sufficient to finance the Company’s operations for at least one year from the date these condensed consolidated financial statements are issued. The Company plans to continue to fund its losses from operations and capital funding needs through a combination of public or private equity offerings, debt financings or other sources, including potential corporate collaborations, licenses and other similar arrangements. There can be no assurance as to the availability or terms upon which such financing and capital might be available in the future. If the Company is unable to secure additional funding, it may be forced to curtail or suspend its business plans.

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

In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2021, are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

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

NOTE 4: RESTRICTED CASH

The Company's restricted cash balance of $110,000 as of June 30, 2021 and December 31, 2020 consists entirely of cash pledged as security for the Company's issued commercial credit cards.

NOTE 5: PREPAID EXPENSES

Prepaid expenses consisted of the following:

	As of June 30,	As of December 31,
	2021	2020
Prepaid research and development	$1,689,936	$1,215,834
Prepaid insurance	522,178	417,854
Professional services	122,594	128,229
Financial exchange fees	29,000	-
Retainer and security deposits	14,218	14,218
Prepaid rent	14,040	4,488
Other	-	33,279
Total prepaid expenses	$2,391,966	$1,813,902

NOTE 6: RESEARCH AND DEVELOPMENT TAX REBATE RECEIVABLE

On May 23, 2017, Atossa formed a wholly-owned subsidiary in Australia called Atossa Genetics AUS Pty Ltd. The purpose of this subsidiary is to perform R&D activities including our Phase 1 and Phase 2 Endoxifen and COVID-19 clinical trials. Australia offers an R&D cash rebate of $0.435 per dollar spent on qualified R&D activities incurred in the country. During the six months ended June 30, 2021 and 2020, the Company recorded a rebate receivable of approximately $271,000 and $203,000 respectively, related to qualified R&D activities incurred. At June 30, 2021 and December 31, 2020, we had a total R&D rebate receivable of $817,109 and $634,940, respectively.

 The Company had realized losses on foreign currency exchange during the three and six months ended June 30, 2021 of $32,537 and $38,482, respectively, and realized gains on foreign currency exchange during the three and six months ended June 30, 2020 of $28,412 and $8,447, respectively, which is included in Other Income (Expense), net in the Condensed Consolidated Statements of Operations.

NOTE 7: PAYROLL LIABILITIES

Payroll liabilities consisted of the following:

	As of June 30,	As of December 31,
	2021	2020
Accrued bonuses	$396,847	$689,635
Accrued vacation	191,714	171,112
Accrued payroll	112,027	102,918
Total payroll liabilities	$700,588	$963,665

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

Warrants issued in the December 11, 2020 offering and December 28, 2020 overallotment closing contained provisions that may require the Company to settle the warrants in cash in an event outside the Company’s control and are therefore accounted for as liabilities, with changes in the fair values included in net loss for the respective periods. Because some of the inputs to the valuation model were either not observable or were not derived principally from or corroborated by observable market data by correlation or other means, the warrant liability was classified as Level 3 in the fair value hierarchy as of December 31, 2020.

The following tables present the Company’s fair value hierarchy for all its financial assets and liabilities, by major security type measured at fair value on a recurring basis:

June 30, 2021	Estimated Fair Value	Level 1	Level 2	Level 3
Assets:
Money market account	$51,793,570	$51,793,570	$-	$-

December 31, 2020	Estimated Fair Value	Level 1	Level 2	Level 3
Assets:
Money market account	$1,789,401	$1,789,401	$-	$-
Liabilities:
Common stock warrant liability	$13,003,075	$-	$-	$13,003,075

The following table summarizes the changes in the Company’s Level 3 warrant liability for the six months ended June 30, 2021:

Warrant Liability
Beginning balance	$13,003,075
Reclassification to equity upon adoption of accounting standard	(13,003,075)
Issuance of warrants	-
Change in fair value	-
Ending balance	$-

The carrying amounts of our cash and cash equivalents, restricted cash, research and development tax rebate receivable, prepaid expenses, other current assets, accounts payable, accrued expenses, payroll liabilities and other current liabilities approximate their fair values due to their short-term maturities at June 30, 2021 and December 31, 2020.

NOTE 9: STOCKHOLDERS’ EQUITY

The Company is authorized to issue a total of 185,000,000 shares of stock consisting of 175,000,000 shares of common stock, par value $0.18 per share, and 10,000,000 shares of preferred stock, par value $0.001 per share. The Company has designated 750,000 shares of Series A junior participating preferred stock, par value $0.001 per share, 4,000 shares of Series A convertible preferred stock, par value $0.001 per share, 25,000 shares of Series B convertible preferred stock, par value $0.001 and 5,425 shares of Series C convertible preferred stock, par value $0.001 per share, through the filings of certificates of designation with the Delaware Secretary of State. No shares of Series A junior participating preferred stock, no shares of Series A convertible preferred stock and no shares of Series C convertible preferred stock are outstanding as of June 30, 2021 and December 31, 2020.

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

Exercise Price. Each warrant represents the right to purchase one share of common stock at an exercise price of $1.055 per share ( January 8, 2021) or $2.88 per share ( March 23, 2021). In addition, the exercise price per share is subject to adjustment for stock dividends, distributions, subdivisions, combinations, or reclassifications, and for certain dilutive issuances. Subject to limited exceptions, a holder of warrants will not have the right to exercise any portion of the warrant to the extent that, after giving effect to the exercise, the holder, together with its affiliates, and any other person acting as a group together with the holder or any of its affiliates, would beneficially own in excess of 4.99% of the number of shares of our common stock outstanding immediately after giving effect to its exercise. The holder, upon notice to the Company, may increase or decrease the beneficial ownership limitation provisions of the warrant, provided that in no event shall the limitation exceed 9.99% of the number of shares of our common stock outstanding immediately after giving effect to the exercise of the warrant.

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

Warrants Outstanding

As of June 30, 2021, warrants to purchase 22,572,854 shares of common stock were outstanding including:

	Outstanding Warrants to Purchase Shares	Exercise Price	Expiration date
May 2018 warrants	770,854	$4.05	May 30, 2022
December 2020 warrants	6,489,500	$1.00	December 11, 2024-June 21, 2025
January 2021 warrants	4,500,000	$1.055	July 8, 2025
March 2021 warrants	10,812,500	$2.88	September 22, 2025
	22,572,854

Warrant Activity

During the three and six months ended June 30, 2021, the Company received approximately $10,196,000 and $42,956,000 respectively, from the exercises of warrants. As a result of the warrant exercises, the Company cancelled approximately 5,091,000 and 37,155,000 warrants, respectively, for the three and six months ended June 30, 2021 and issued approximately 5,091,000 and 37,155,000 million shares of common stock for the same period. There were no warrant exercises during the three or six months ended June 30, 2020.

Conversion of Series B Convertible Preferred Stock

During the three and six months ended June 30, 2021, certain holders of the Series B convertible preferred stock exercised their conversion option and converted an aggregate of 33 and 34 shares, into 9,377 and 9,662 shares of the Company's common stock, respectively. During the three and six months ended June 30, 2020, certain holders of the Series B convertible preferred stock exercised their conversion option and converted an aggregate of 45 shares, into 12,786 shares of the Company's common stock.

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

The Company’s common stock warrants and preferred stock contractually entitles the holders of such securities to participate in dividends but do not contractually require the holders of such securities to participate in losses of the Company. Accordingly, in periods in which the Company reports a net loss, such losses are not allocated to such participating securities. In periods in which the Company reports a net loss attributable to common stockholders, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. The Company reported a net loss attributable to common stockholders for the three and six months ended June 30, 2021 and 2020.

The following table summarizes the Company’s calculation of net loss per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator
Net loss attributable to common shareholders	$(7,039,248)	$(3,906,142)	$(10,577,317)	$(6,853,562)
Denominator
Weighted average common shares outstanding used to compute net loss per share, basic and diluted	121,572,091	9,187,588	107,159,698	9,159,286
Net loss per share of common stock, basic and diluted:	$(0.06)	$(0.43)	$(0.10)	$(0.75)

The following table sets forth the number of potential common shares excluded from the calculation of net loss per diluted share, because including them would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Options to purchase common stock	8,905,274	5,993,823	7,991,432	5,151,103
Series B convertible preferred stock	175,335	182,520	176,348	186,568
Warrants to purchase common stock	26,918,409	1,070,028	26,002,649	1,070,028
	35,999,018	7,246,371	34,170,429	6,407,699

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

As a result of the Company’s cumulative losses, management has concluded that a full valuation allowance against the Company’s net deferred tax assets is appropriate. No income tax liabilities existed as of June 30, 2021 and December 31, 2020, due to the Company’s continuing operating losses.

NOTE 12: CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At June 30, 2021 and December 31, 2020, the Company had $142,266,985 and $39,345,260 in excess of the FDIC insured limit, respectively.

NOTE 13: COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company evaluates all contractual agreements at inception to determine if they contain a lease. Lease liabilities are measured at present value of lease payments not yet paid, using a discounted cash flow model that requires the use of a discount rate, or incremental borrowing rate.

The Company's operating lease assets consist of a copier system lease and an office lease. Our office lease expired on February 28, 2021. On March 1, 2021, the Company entered into a new operating lease for office space to pay monthly rent of $750 for a term of 12 months. As a result of COVID-19, the Company has adopted a remote work practice. Our copier system lease expires in October of 2021. None of our leases contain options to extend. Total operating lease expense for the three and six months ended June 30, 2021 and 2020, was approximately $3,300 and $13,300, respectively, and $14,700 and 29,400, respectively. Variable lease payments of taxes and insurance were immaterial. As of June 30, 2021, the weighted average remaining lease term was approximately 4.0 months and the weighted average discount rate of our operating lease was 11.3%.

 As of June 30, 2021 and 2020, the future minimum lease payments are $4,968 for 2021. These payments are reported in the condensed consolidated balance sheets at June 30, 2021, net of imputed interest of $242. The cash paid for amounts included in the measurement of operating lease liabilities for the three and six months ended June 30, 2021 was approximately $3,700 and $14,388 respectively and 2020 was approximately $14,700 and $28,200, respectively.

The Company had lease expense under short term leases of $6,931 and $12,170, during the three and six months ended June 30, 2021 and 2020 was approximately $4,488 and $8,873, respectively.

Litigation and Contingencies

 We are subject to legal proceedings and claims that arise in the normal course of business. We believe these matters are either without merit or of a kind that should not have a material effect, individually or in the aggregate, on our financial position, results of operations or cash flows.

NOTE 14: STOCK BASED COMPENSATION

Stock Option and Incentive Plan

On March 24, 2020, the Board of Directors approved the adoption of the 2020 Stock Incentive Plan (the "2020 Plan”) to provide for the grant of equity-based awards to employees, officers, non-employee directors and other key persons providing services to the Company. No awards may be granted under the 2020 Plan after the date that is 10 years from the date of stockholder approval. An aggregate of 3,000,000 shares were initially reserved for issuance in connection with awards granted under the 2020 Plan and on May14, 2021 the stockholders approved an additional 15,000,000 shares available for issuance under the 2020 Plan.

The Company granted 3,643,921 options to purchase shares of common stock during the three and six months ended June 30, 2021 and 2,915,000 options for the three and six months ended June 30, 2020, respectively. There were no options exercised during the three and six months ended June 30, 2021 and 2020. There are 12,101,079 shares available for grant under the 2020 Plan as of June 30, 2021. Shares may no longer be granted under the expired 2010 Stock Option and Incentive Plan (the "2010 Plan").

The fair value of the stock options granted for the six months ended June 30, 2021 and 2020 was calculated using the Black-Scholes option-pricing model applying the following assumptions:

Period ended June 30,
	2021	2020
Risk-free interest rate	0.89%-1.08%	0.28%-0.47%
Expected term	5.31-6.17 years	4.50-6.18 years
Dividend yield	-	-
Expected volatility	122%-130%	103%-125%

Compensation costs associated with the Company’s stock options are recognized, based on the grant-date fair values of these options, over the requisite service period, or vesting period. Accordingly, the Company recognized stock-based compensation expense of $1,214,110 and $1,853,861 for the three and six months ended June 30, 2021 and $1,036,484 and $1,724,236 for the three and six months ended June 30, 2020, respectively. Compensation cost is recognized in the following captions in the condensed consolidated statements of operations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
General and administrative	$852,583	$702,561	$1,302,527	$1,185,561
Research and development	361,527	333,923	551,334	538,675
Total stock compensation expense	$1,214,110	$1,036,484	$1,853,861	$1,724,236

Options issued and outstanding as of June 30, 2021 under the 2020 and 2010 Plans and their activities during the six months then ended are as follows:

	Number of Underlying Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Contractual Life Remaining in Years	Aggregate Intrinsic Value
Outstanding as of January 1, 2021	7,067,436	$2.74	-
Granted	3,643,921	2.97	-	96,050
Exercised	-	-	-
Forfeited	(75,000)	3.05	-
Expired	-	-	-	-
Outstanding as of June 30, 2021	10,636,357	2.82	8.71	$44,150,423
Exercisable as of June 30, 2021	5,552,436	2.96	7.91	$25,562,663
Vested and expected to vest	10,636,357	$2.82	8.71	$44,150,423

At June 30, 2021, there were 5,083,921 unvested options outstanding and the related unrecognized total compensation cost associated with these options was approximately $10,560,345. This expense is expected to be recognized over a weighted-average period of 1.80 years.

NOTE 15: SUBSEQUENT EVENT

Warrant Activity and Option Exercise Activity

From  July 1, 2021 through August 6, 2021, the Company received approximately $1,500,000 from the exercise of warrants and employee stock options. The exercise resulted in the reduction of approximately 296,000 warrants and 699,410 options and the issuance of approximately 699,000 shares of common stock.

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

Company Overview

We are a clinical-stage biopharmaceutical company seeking to discover and develop innovative medicines in areas of significant unmet medical need in oncology and infectious diseases, with a current focus on breast cancer, other breast conditions and COVID-19. Our drug under development for breast cancer and other breast conditions is Endoxifen which is being developed primarily in two settings: one to reduce tumor cell activity in breast cancer patients in the “window of opportunity” between diagnosis of breast cancer and surgery; and another for women with dense breast tissue to reduce the density. Our two COVID-19 drugs under development are AT-H201, to improve lung function of moderate to severely ill, hospitalized COVID-19 patients and long haul COVID-19 survivors by inhalation; and AT-301, a nasal spray for COVID-19 patients for at-home use. Our business strategy is to advance our programs through clinical studies including with partners, and opportunistically add programs in areas of high unmet medical need through acquisition, collaboration, or internal development.

Summary of Leading Programs

Endoxifen for MBD. Mammographic breast density ("MBD") is an emerging public health issue affecting over 10 million women in the U.S. Studies conducted by others have shown that MBD increases the risk of developing breast cancer and that reducing MBD can reduce the incidence of breast cancer. We believe our proprietary oral Endoxifen may reduce MBD, based in part on our previous successful Phase 2 study of our topical Endoxifen. Endoxifen is an active metabolite of tamoxifen which is an FDA-approved drug to treat and prevent breast cancer in high risk women. Endoxifen has been studied in over 70 participants in Atossa-conducted clinical studies.

We contracted with Stockholm South General Hospital to conduct a randomized, double-blinded, placebo-controlled Phase 2 study of our oral Endoxifen in pre-menopausal women with measurable MBD who will be dosed over six months. This study will evaluate safety, tolerability and efficacy of Endoxifen. The study has been approved by the European Medical Product Authority. We expect to open this study in Stockholm soon after receiving ethics approval, provided COVID-19 restrictions permit patient recruitment. No assurance can be given that reduction in MBD is an approvable indication.

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

We recently completed a Phase 2 study in Australia in the window of opportunity which enrolled 7 newly-diagnosed women with ER+ and human epidermal growth factor receptor 2 negative ("HER2-") stage 1 or 2 invasive breast cancer, requiring mastectomy or lumpectomy. In February 2021, we concluded that the study produced substantially positive results and that continuing enrollment in the study would not be useful in advancing the program. We have therefore discontinued the study based in part on results from the first six patients. Final results from the study were shared in June 2021 that showed a 65% reduction in tumor cell proliferation as measured by Ki-67 expression. We now plan to seek guidance from the FDA on conducting a study in the United States. No assurance can be given that reduction in Ki-67 or any other biomarker in the window of opportunity is an approvable indication.

Compassionate Use of Endoxifen. We have supplied our oral Endoxifen to two patients under the FDA’s expanded access, or “compassionate use,” pathway. One patient has ER+ breast cancer and was not responding to tamoxifen. This patient has taken our Endoxifen, both in the window of opportunity and post-surgery for a total of more than 24 months. According to her physician, she has not had a recurrence of breast cancer, has not had treatment-related changes in periodic laboratory blood tests and the treatment has been well tolerated, including an absence of typically seen vasomotor symptoms (night sweats and hot flashes). The other patient has recurrent ovarian cancer. The patient underwent functional molecular genomic testing, using 3D tumor organoid cultures grown in the laboratory from the patient’s tumor. Organoid testing for this patient had previously shown a strong response to Endoxifen in combination with Apelisib. However, the patient has continued to experience disease progression and is not expected to continue treatment with Endoxifen. Compassionate use patients may discontinue treatment with Endoxifen at anytime for a number of reasons, including side effects and lack of therapeutic response.

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

AT-H201. AT-H201 is a proprietary combination of two drugs previously approved by the FDA to treat other diseases. It is intended to improve compromised lung function for moderate to severely ill, hospitalized COVID-19 patients and long haul COVID-19 survivors by inhalation. In May 2020, we completed in vitro testing of AT-H201 which showed that the components of AT-H201 inhibit SARS-CoV-2 infectivity of VERO cells, which is a standard cell type being used to study infectivity of the coronavirus. The AT-H201 components were found to be at least four times more potent than Remdesivir and at least 20 times more potent than Hydroxychloroquine. Potency was measured by microscopic examination of the cytopathic effect caused by SARS-CoV-2 in VERO cells. We received input from the FDA on potential pathways to develop AT-H201 and the FDA requested that we provide, among other things, additional pre-clinical results and other information on AT-H201.

In July 2021, we received regulatory approval from Human Research Ethics Committee (HREC) in Australia to start our Phase 1/2a study of AT-H201. The study plans to enroll 60 healthy participants and moderately-ill hospitalized COVID-19 patients. HREC will review data after each part of the study. Because the final part of the study in COVID-19 infected patients may require that we use additional study sites, approval of that part of the study, and additional sites may be at a later date depending on COVID-19 infections.

Impact of the Novel Coronavirus

The continued spread of the COVID-19 pandemic is affecting the United States and global economies and may affect the Company’s operations and those of third parties on which the Company relies, including causing possible disruptions in the supply of the Company’s Endoxifen, AT-H201, AT-301 and the conduct of current and future clinical trials. In addition, the COVID-19 pandemic may affect the operations of the U.S. FDA and other health authorities including similar entities/agencies in Sweden and Australia, which could result in delays in meetings, reviews and approvals. The evolving COVID-19 pandemic could also directly or indirectly impact the pace of enrollment in our clinical trials for at least the next several months and possibly longer as patients may avoid or may not be able to travel to healthcare facilities and physicians’ offices except for a health emergency. Such facilities and offices may also be required to focus limited resources on non-clinical trial activities, including treatment of COVID-19 patients, and may not be available, in whole or in part, for clinical trial activities related to the Company's products under development. Additionally, while the potential economic impact brought by, and the duration of, the COVID-19 pandemic is difficult to assess or predict, the impact of the COVID-19 pandemic on the global financial markets may reduce the Company’s ability to access capital, which could negatively impact the Company’s short-term and long-term liquidity. The ultimate impact of the COVID-19 pandemic is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business, financing or clinical trial activities or on healthcare systems or the global economy as a whole. However, these effects could have a material adverse impact on the Company’s liquidity, capital resources, operations, financial position and business and those of the third parties on which we rely. We have not experienced any delay in drug supply for our ongoing and planned clinical studies, including studies of Endoxifen, AT-301 and AT-H201. We anticipate commencing the MBD Endoxifen trial soon after receiving all necessary regulatory approvals; subject to delays in enrollment due to COVID-19 disruptions, which could take several months or longer. We will continue to monitor future enrollment in studies for potential restrictions on site visits, mammograms or the impositions of new restrictions on trials as a result of the COVID-19 pandemic. In addition, enrollment of participants in the AT-H201 study in Australia could be impacted by COVID-19.

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

There were no changes in our significant accounting policies and estimates during the three months ended June 30, 2021, from those set forth in “Note 3, Summary of Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2020. We believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating our reported financial results and affect the more significant judgments and estimates that we use in the preparation of our condensed consolidated financial statements.

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

Results of Operations

Comparison of the three and six months ended June 30, 2021 and 2020

Revenue and Cost of Revenue: For the three and six months ended June 30, 2021 and 2020, we have no source of sustainable revenue and no associated cost of revenue.

Operating Expenses: Total operating expenses were approximately $7,004,000 and $10,534,000 for the three and six months ended June 30, 2021, respectively, consisting of research and development ("R&D") expenses of approximately $3,799,000 and $5,177,000 respectively, and general and administrative ("G&A") expenses of approximately $3,205,000 and $5,357,000, respectively. Total operating expenses were approximately $3,936,000 and $6,873,000, respectively for the three and six month ended June 30, 2020, and consisted of R&D expenses of approximately $1,653,000 and $2,592,000, respectively, and G&A expenses of approximately $2,283,000 and $4,281,000 respectively. Total operating expenses for the three and six months ended June 30, 2021 as compared to the same period in 2020 increased approximately $3,068,000 and $3,661,000 or 78% and 53%, respectively. The basis for the increased operating expenses in 2021 is explained below.

Research and Development Expenses: R&D expenses for the three months ended June 30, 2021, were approximately $3,799,000, an increase of approximately $2,146,000 or 130% from total R&D expenses for the three months ended June 30, 2020, of approximately $1,653,000. R&D expenses for the six months ended June 30, 2021, were approximately $5,177,000, an increase of approximately $2,585,000 or 100% from total R&D expenses for the six months ended June 30, 2020, of approximately $2,592,000. The increase in R&D expense is attributed primarily to an increase in clinical trial expense of approximately $1,309,000 and an increase in compensation of approximately $211,000 due to the addition of two employees, as compared to the same period in 2020. Also included in R&D expenses is an increase of $1,000,000 attributable to a one-time fee we paid in June 2021 to a U.S. leading research institution for the exclusive right to negotiate for the acquisition of the world-wide rights to two oncology R&D programs. Those negotiations are ongoing and no assurance can be given that they will lead to a definitive agreement. We expect our R&D expenses to continue to increase into 2021 as we seek to commence a clinical study of AT-H201, complete studies of AT-301, launch a Phase 2 clinical trial of Endoxifen in women with high breast density, and continue the development of other indications and therapeutics.

General and Administrative Expenses: G&A expenses were $3,205,000 for the three months ended June 30, 2021, an increase of appoximately $922,000, or 40% from the total G&A expenses for the three months ended June 30, 2020, of approximately $2,283,000. G&A expenses for the six months ended June 30, 2021, were approximately $5,357,000, an increase of approximately $1,076,000 or 25% from total R&D expenses for the six months ended June 30, 2020, of approximately $4,281,000. The increase in G&A expenses for the three and six months ended June 30, 2021, is attributed to an increase in insurance costs of approximately $387,000 due to the addition of the COVID-19 clinical trials, professional fees of approximately $703,000 due primarily to increased proxy costs and increased compensation of approximately $170,000, offset by a reduction in legal fees of approximately $301,000 compared to the same period in 2020. G&A expenses consist primarily of personnel and related benefit costs, facilities, professional services, insurance, and public company related expenses.

Income taxes: We have incurred net operating losses from inception; we did not record an income tax benefit for our incurred losses for the three and six months ended June 30, 2021 and 2020, due to uncertainty regarding utilization of our net operating carryforwards and due to our history of losses.

Liquidity and Capital Resources

We have incurred net losses and negative operating cash flows since inception. For the six months ended June 30, 2021, we recorded a net loss of approximately $10,577,000 and used approximately $9,745,000 of cash in operating activities. As of June 30, 2021, we had approximately $142,433,000 in cash and cash equivalents and working capital of approximately $144,035,000. We believe we have sufficient cash to fund our projected operating requirements for the next 18 months depending on the timing and extent of the Company’s clinical trials.

Cash Flows

As of June 30, 2021, we had cash, cash equivalents and restricted cash of approximately $142,543,000.

Net Cash Flows from Operating Activities: Net cash used in operating activities was approximately $9,745,000 for the six months ended June 30, 2021, an increase of approximately $4,286,000, or 79%, compared to net cash used in operating activities for the six months ended June 30, 2020 of approximately $5,459,000. The increase in the 2021 period as compared to 2020 is due to a decrease in accounts payable of approximately $1,790,000 offset by an increase in other assets and accrued expenses related to increased spending on our clinical trials of approximately $1,244,000. An additional $1,000,000 of the increase is attributable to a one-time fee we paid in June 2021 to a U.S. leading research institution for the exclusive right to negotiate for the acquisition of the world-wide rights to two oncology R&D programs.

Net Cash Flows from Financing Activities: Net cash provided by financing activities was approximately $112,624,000 for the six months ended June 30, 2021. For the six months ended June 30, 2021, we sold common stock and warrants for net proceeds of approximately $69,668,000. The 2021 financing activities also include proceeds of $42,956,000 from the exercise of warrants. Proceeds from the issuance of common stock was approximately $348,000 for the six months ended June 30, 2020.

Funding Requirements

We expect to incur ongoing operating losses for the foreseeable future as we continue to develop our planned therapeutic programs including related clinical studies and other programs in the pipeline. We expect that our existing resources will be sufficient to fund our planned operations for approximately the next 18 months from the date of this report.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of June 30, 2021. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2021, our disclosure controls and procedures were not effective because of the material weakness identified in December 2020 as described below which has not been fully remediated.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2021, based on the criteria established in Internal Control -- Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Changes in Internal Control Over Financial Reporting

No other change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three and six months ended June 30, 2021, that has materially affected, or is reasonably likely to materially affect, our disclosure controls and procedures.

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

Although we have sufficient capital resources to fund our operations for the next 18 months based on our current business plan, our business plan may change and may require greater expenditures of capital than currently anticipated. We have not yet established an ongoing source of revenue sufficient to cover operating costs and allow us to continue as a going concern. Our ability to continue as a going concern is dependent on obtaining adequate capital to fund operating losses until we become profitable. If we are unable to obtain adequate capital, we may be unable to develop and commercialize our product offerings or geographic reach and we could be forced to cease operations.

If we do not raise additional capital, we anticipate liquidity issues in approximately eighteen months.

For the six months ended June 30, 2021, we incurred a net loss of approximately $10,577,000 and we had an accumulated deficit of approximately $119,205,000. As of June 30, 2021, we had cash and cash equivalents of approximately $142,433,000. As of the date of filing this Quarterly Report with the SEC, we expect that our existing resources will be sufficient to fund our planned operations for approximately the next 18 months. We have not yet established an ongoing source of revenue sufficient to cover our operating costs and allow us to continue as a going concern. Our ability to continue as a going concern is dependent on obtaining adequate capital to fund operating losses until we become profitable. We currently have no products and services approved for commercialization. We may not receive or maintain regulatory clearance for our products and other sources of capital may not be available when we need them or on acceptable terms. If we are unable to raise in a timely fashion the amount of capital we anticipate needing, we would be forced to curtail or cease operations.

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

We have a limited operating history and have incurred net losses each year. Our net loss for the six months ended June 30, 2021 was $10,577,317. We will continue to incur further losses in connection with research and development costs for development of our programs, including ongoing and additional clinical studies.

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

Another example is that HREC provided approval to commence the study but has not approved the final part of the study involving COVID-19 infected patients because it is unclear if that part of the study will be conducted at the site in Australia. The addition of new sites will require additional approvals and we will have to conduct this part of the study where COVID-19 infections allow.

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

Further, from January 1, 2021, companies have to comply with the GDPR and also the United Kingdom GDPR, or UK GDPR, which, together with the amended UK Data Protection Act 2018, retains the GDPR in UK national law. The UK GDPR mirrors the fines under the GDPR, i.e., fines up to the greater of £17.5 million or 4% of global turnover. The European Commission has adopted an adequacy decision in favor of the UK, enabling data transfers from EU member states to the UK without additional safeguards. However, the UK adequacy decision will automatically expire in June 2025 unless the European Commission re-assesses and renews/ extends that decision, and remains under review by the Commission during this period. The relationship between the UK and the EU in relation to certain aspects of data protection law remains unclear, and it is unclear how UK data protection laws and regulations will develop in the medium to longer term, and how data transfers to and from the UK will be regulated in the long term. These changes may lead to additional costs and increase our overall risk exposure.

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

●	regulatory (FDA, MPA, IRB, TGA) meetings and approvals could be delayed;

●	our drug supply chain could be interrupted and shipping may incur new surcharges;

●	enrollment in our clinical studies could slow or be halted;

●	operations in general could be disrupted with potential infection of employees and consultants and difficulties with a remote work force;

●	quarantines of people and drugs needed for our studies could adversely affect operations;

●	our stock price could be adversely impacted and access to capital could be more challenging; or

●	our ability to access our facilities and timely prepare and file regulatory reports with the SEC.

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

Our stock price is highly volatile. During the one year prior to August 9, 2021, our stock price has ranged from $0.81 to $9.80 per share.  In addition to the factors discussed in this report, the trading price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

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

We are required to maintain internal controls over financial reporting and to report any material weaknesses in such internal controls. If we identify material weaknesses in our internal control over financial reporting, if we are unable to comply with the requirements of the Sarbanes-Oxley Act in a timely manner or assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express, if required, an opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the trading price of our common stock could be negatively affected, and we could become subject to investigations by the stock exchange on which our securities is listed, the Securities and Exchange Commission, or other regulatory authorities, which could require additional financial and management resources. We have identified a material weakness which has been disclosed on our management's report on internal controls over financial reporting. Based on our assessment of internal controls, management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2020 due to the following material weakness. The Company had ineffective controls over the evaluation and accounting for complex financing transactions, specifically, we did not have sufficient technical resources to appropriately identify errors in the accounting for warrants issued in a registered offering and whether the warrants should be classified as a liability or as equity. The classification error was corrected prior to issuance of the consolidated financial statements as of and for the year ended December 31, 2020. For the six months ended June 30, 2021, we began implementing new controls to remediate this material weakness.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

(a)	Exhibits

Incorporated by Reference Herein
Exhibit No.	Description	Form

31.1	Certification pursuant to Rule 13a-14(a) under the securities Exchange Act of 1934 of Steven C. Quay	Filed herewith
31.2	Certification pursuant to Rule 13a-14(a) under the securities Exchange Act of 1934 of Kyle Guse	Filed herewith
32.1	Certification pursuant to 18 U.S.C. Section 1350 of Steven C. Quay	Filed herewith
32.2	Certification pursuant to 18 U.S.C. Section 1350 of Kyle Guse	Filed herewith
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extention Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 13, 2021

/s/ Steven C. Quay
President and Chief Executive Officer
(On behalf of the Registrant)

/s/ Kyle Guse
Kyle Guse
Chief Financial Officer, General Counsel and Secretary
(As Principal Financial and Accounting Officer)