Form 10-Q
period 2021-09-30
ATOSSA THERAPEUTICS, INC.
filed 2021-11-15
CIK 1488039

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

The number of shares of the registrant’s common stock, $0.18 par value per share, outstanding at November 11, 2021, was 126,624,110.

ATOSSA THERAPEUTICS, INC.

FORM 10-Q

QUARTERLY REPORT

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ATOSSA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of September 30, 2021	As of December 31,
Assets	(Unaudited)	2020
Current assets
Cash and cash equivalents	$140,040,955	$39,553,671
Restricted cash	110,000	110,000
Prepaid expenses	1,883,197	1,813,902
Research and development tax rebate receivable	934,672	634,940
Other current assets	18,060	657,662
Total current assets	142,986,884	42,770,175

Furniture and equipment, net	22,138	20,632
Intangible assets, net	-	13,375
Right-of-use asset	1,217	18,053
Other assets	13,408	17,218
Total Assets	$143,023,647	$42,839,453

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$667,988	$1,588,613
Accrued expenses	75,695	93,367
Payroll liabilities	912,670	963,665
Common stock warrant liability	-	13,003,075
Lease liability	1,217	18,053
Other current liabilities	18,251	4,748
Total current liabilities	1,675,821	15,671,521

Total Liabilities	1,675,821	15,671,521

Commitments and contingencies (Note 13)

Stockholders' equity
Preferred stock - $0.001 par value; 10,000,000 shares authorized; 584 and 621 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	1	1
Additional paid-in capital - Series B convertible preferred stock	583,999	620,999
Common stock - $0.18 par value; 175,000,000 shares authorized; 126,623,541 and 47,548,835 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	22,792,225	8,558,778
Additional paid-in capital	242,373,694	129,887,146
Accumulated deficit	(124,402,093)	(111,898,992)
Total Stockholders' Equity	141,347,826	27,167,932
Total Liabilities and Stockholders' Equity	$143,023,647	$42,839,453

The accompanying notes are an integral part of these condensed consolidated financial statements.

ATOSSA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2021	2020	2021	2020
Operating expenses
Research and development	$2,206,158	$1,659,075	$7,383,281	$4,250,934
General and administrative	2,952,436	1,849,741	8,309,807	6,130,698
Total operating expenses	5,158,594	3,508,816	15,693,088	10,381,632
Operating loss	(5,158,594)	(3,508,816)	(15,693,088)	(10,381,632)
Other income (expense), net	(38,551)	17,745	(81,374)	36,999
Loss before income taxes	(5,197,145)	(3,491,071)	(15,774,462)	(10,344,633)
Income taxes	-	-	-	-
Net loss	$(5,197,145)	$(3,491,071)	$(15,774,462)	$(10,344,633)
Loss per common share - basic and diluted	$(0.04)	$(0.34)	$(0.14)	$(1.09)
Weighted average shares outstanding - basic and diluted	126,537,544	10,162,770	113,689,961	9,496,222

The accompanying notes are an integral part of these condensed consolidated financial statements.

ATOSSA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Series B Convertible Preferred Stock			Common Stock
			Additional			Additional		Total
	Shares	Amount	Paid-in Capital	Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders' Equity
Balance at December 31, 2019	671	$1	$670,999	9,130,984	$1,643,565	$104,912,480	$(94,071,040)	$13,156,005
Compensation cost for stock options granted	-	-	-	-	-	687,752	-	687,752
Net loss	-	-	-	-	-	-	(2,947,420)	(2,947,420)
Balance at March 31, 2020	671	$1	$670,999	9,130,984	$1,643,565	$105,600,232	$(97,018,460)	$10,896,337
Issuance of common stock, net of issuance costs of $178,544	-	-	-	160,108	28,820	318,807	-	347,627
Conversion of Series B convertible preferred stock to common stock	(45)	-	(45,000)	12,786	2,301	42,699	-	-
Compensation cost for stock options granted	-	-	-	-	-	1,036,484	-	1,036,484
Net loss	-	-	-	-	-	-	(3,906,142)	(3,906,142)
Balance at June 30, 2020	626	$1	$625,999	9,303,878	$1,674,686	$106,998,222	$(100,924,602)	$8,374,306
Issuance of common stock, net of issuance costs of $133,157	-	-	-	1,083,531	195,036	4,143,635	-	4,338,671
Conversion of Series B convertible preferred stock to common stock	(3)	-	(3,000)	853	154	2,846	-	-
Common stock issued for option exercises	-	-	-	225,000	40,500	500,600	-	541,100
Shares withheld related to cashless exercise of options and taxes	-	-	-	(149,012)	(26,823)	(528,699)	-	(555,522)
Compensation cost for stock options granted	-	-	-	-	-	663,593	-	663,593
Net loss	-	-	-	-	-	-	(3,491,071)	(3,491,071)
Balance at September 30, 2020	623	$1	$622,999	10,464,250	$1,883,553	$111,780,197	$(104,415,673)	$9,871,077

	Series B Convertible Preferred Stock			Common Stock
			Additional			Additional		Total
	Shares	Amount	Paid-in Capital	Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders' Equity
Balance at December 31, 2020	621	$1	$620,999	47,548,835	$8,558,778	$129,887,146	$(111,898,992)	$27,167,932
Cumulative effect of adopted accounting standard	-	-	-	-	-	9,731,714	3,271,361	13,003,075
Issuance of common stock and warrants, net of issuance costs of $5,493,310	-	-	-	41,211,100	7,417,998	62,250,410	-	69,668,408
Issuance of common stock upon warrant exercise	-	-	-	32,064,148	5,771,547	26,988,755	-	32,760,302
Conversion of Series B convertible preferred stock to common stock	(1)	-	(1,000)	285	51	949	-	-
Compensation cost for stock options granted	-	-	-	-	-	639,751	-	639,751
Net loss	-	-	-	-	-	-	(3,538,069)	(3,538,069)
Balance at March 31, 2021	620	$1	$619,999	120,824,368	$21,748,374	$229,498,725	$(112,165,700)	$139,701,399
Issuance of common stock upon warrant exercise	-	-	-	5,091,351	916,443	9,279,198	-	10,195,641
Conversion of Series B convertible preferred stock to common stock	(33)	-	(33,000)	9,377	1,688	31,312	-	-
Compensation cost for stock options granted	-	-	-	-	-	1,214,110	-	1,214,110
Net loss	-	-	-	-	-	-	(7,039,248)	(7,039,248)
Balance at June 30, 2021	587	$1	$586,999	125,925,096	$22,666,505	$240,023,345	$(119,204,948)	$144,071,902
Issuance of common stock upon warrant exercise	-	-	-	296,010	53,282	809,184	-	862,466
Conversion of Series B convertible preferred stock to common stock	(3)	-	(3,000)	854	154	2,846	-	-
Common stock issued for option exercise	-	-	-	699,410	125,894	1,596,679	-	1,722,573
Shares withheld related to cashless exercise of options and taxes	-	-	-	(297,829)	(53,610)	(1,852,498)	-	(1,906,108)
Compensation cost for stock options granted	-	-	-	-	-	1,794,138	-	1,794,138
Net loss	-	-	-	-	-	-	(5,197,145)	(5,197,145)
Balance at September 30, 2021	584	$1	$583,999	126,623,541	$22,792,225	$242,373,694	$(124,402,093)	$141,347,826

The accompanying notes are an integral part of these condensed consolidated financial statements.

ATOSSA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(15,774,462)	$(10,344,633)
Adjustments to reconcile net loss to net cash used in operating activities
Compensation cost for stock options granted	3,647,999	2,387,829
Disposal of assets	-	4,149
Depreciation and amortization	21,265	37,265
Changes in operating assets and liabilities:
Prepaid expenses	(69,295)	(621,907)
Research and development tax rebate receivable	(299,732)	300,451
Other assets	643,412	(152,781)
Accounts payable	(920,625)	389,441
Accrued expenses	(17,672)	7,285
Payroll liabilities	(50,995)	(146,573)
Other current liabilities	13,503	1,779
Net cash used in operating activities	(12,806,602)	(8,137,695)

CASH FLOWS FROM INVESTING ACTIVITY
Purchase of furniture and equipment	(9,396)	(9,367)
Net cash used in investing activities	(9,396)	(9,367)

CASH FLOWS FROM FINANCING ACTIVITY

Proceeds from issuance of common stock, net of issuance costs	-	4,686,298
Proceeds from issuance of common stock and warrants, net of issuance costs	69,668,408	-
Payment of taxes related to net-exercise of employee stock options	(574,867)	(14,422)
Proceeds from exercise of employee stock options	391,332	-
Proceeds from exercise of warrants	43,818,409	-
Net cash provided by financing activities	113,303,282	4,671,876

NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	100,487,284	(3,475,186)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING BALANCE	39,663,671	12,691,136
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, ENDING BALANCE	$140,150,955	$9,215,950

SUPPLEMENTAL DISCLOSURES
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$140,040,955	$9,105,950
Restricted cash	110,000	110,000
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$140,150,955	$9,215,950

NONCASH INVESTING AND FINANCING ACTIVITIES
Common stock issued upon cashless exercise of stock options	$1,331,241	$541,100
Reclassification of the warrant liability to equity upon adoption of accounting standard	$13,003,075	$-
Conversion of Series B convertible preferred stock to common stock	$37,000	$48,000

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

In response to the COVID-19 pandemic, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was signed into law on March 27, 2020. On March 11, 2021, President Biden signed an additional coronavirus relief package entitled the American Rescue Plan Act of 2021, which included, among other things, provisions relating to stimulus payments to some Americans, extension of several CARES Act relief programs, expansion of the child tax credit, funding for vaccinations and other COVID-19 related assistance programs. The CARES Act and the American Rescue Plan Act have not had a material impact on the Company; however, we will continue to examine the impacts that the CARES Act and the American Rescue Plan Act, as well as any future economic relief legislation, may have on our business.

NOTE 2: LIQUIDITY AND CAPITAL RESOURCES

The Company has incurred net losses and negative operating cash flows since inception. For the nine months ended September 30, 2021, the Company recorded a net loss of $15,774,462 and used $12,806,602 of cash in operating activities. As of September 30, 2021, the Company had $140,040,955 in cash and cash equivalents and working capital of $141,311,063. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and believes it will need to continue to raise substantial additional capital to accomplish its business plan over the next several years. Management believes its currently available funding, including the funds received from warrant exercises and financing transactions with net proceeds of $113,486,817 in the first nine months of 2021, will be sufficient to finance the Company’s operations for at least one year from the date these condensed consolidated financial statements are issued. The Company plans to continue to fund its losses from operations and capital funding needs through a combination of public or private equity offerings, debt financings or other sources, including potential corporate collaborations, licenses and other similar arrangements. There can be no assurance as to the availability or terms upon which such financing and capital might be available in the future. If the Company is unable to secure additional funding, it may be forced to curtail or suspend its business plans.

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

In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2021, are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

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

The guidance removes the liability and equity separation models for convertible instruments with a cash conversion feature or beneficial conversion feature. As a result, companies will more likely account for convertible debt instruments wholly as debt, and for convertible preferred stock wholly as preferred stock (i.e. as a single unit of account). In addition, the guidance simplifies the settlement assessment that issuers perform to determine whether a contract in their own equity qualifies for equity classification. Finally, the guidance requires entities to use the if-converted method to calculate earnings per share for all convertible instruments.

 The cumulative effect of initially applying the new standard was recognized as an adjustment to accumulated deficit. Upon the adoption of the new standard, we recognized the following adjustments:

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

NOTE 4: RESTRICTED CASH

The Company's restricted cash balance of $110,000 as of September 30, 2021 and December 31, 2020 consists entirely of cash pledged as security for the Company's issued commercial credit cards.

NOTE 5: PREPAID EXPENSES

Prepaid expenses consisted of the following:

	As of September 30,	As of December 31,
	2021	2020
Prepaid research and development	$1,567,871	$1,215,834
Prepaid insurance	136,880	417,854
Professional services	131,197	128,229
Financial exchange fees	14,500	-
Retainer and security deposits	14,218	14,218
Prepaid rent	9,360	4,488
Other	9,171	33,279
Total prepaid expenses	$1,883,197	$1,813,902

NOTE 6: RESEARCH AND DEVELOPMENT TAX REBATE RECEIVABLE

On May 23, 2017, Atossa formed a wholly-owned subsidiary in Australia called Atossa Genetics AUS Pty Ltd. The purpose of this subsidiary is to perform R&D activities including our Phase 1 and Phase 2 Endoxifen and COVID-19 clinical trials. Australia offers an R&D cash rebate of $0.435 per dollar spent on qualified R&D activities incurred in the country. During the nine months ended September 30, 2021 and 2020, the Company recorded a rebate receivable of approximately $447,000 and $439,000 respectively, related to qualified R&D activities incurred. At September 30, 2021 and December 31, 2020, we had a total R&D rebate receivable of $934,672 and $634,940 respectively.

 The Company had realized losses on foreign currency exchange during the three and nine months ended September 30, 2021 of $34,930 and $73,411, respectively, and realized gains on foreign currency exchange during the three and nine months ended September 30, 2020 of $17,745 and $25,742, respectively, which is included in Other Income (Expense), net in the Condensed Consolidated Statements of Operations.

NOTE 7: PAYROLL LIABILITIES

Payroll liabilities consisted of the following:

	As of September 30,	As of December 31,
	2021	2020
Accrued bonuses	$631,394	$689,635
Accrued vacation	173,430	171,112
Accrued payroll	107,846	102,918
Total payroll liabilities	$912,670	$963,665

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

● Level 2 —Valuations based on inputs other than the quoted prices in active markets that are observable either directly or indirectly in active markets. Examples of assets and liabilities utilizing Level 2 inputs are U.S. government agency bonds, corporate bonds, commercial paper, certificates of deposit and over-the-counter derivatives.

● Level 3 —Valuations based on unobservable inputs in which there are little or no market data, which require the Company to develop its own assumptions.

Warrants issued in the financing transaction that closed on December 11, 2020 and December 28, 2020 contained provisions that may require the Company to settle the warrants in cash in an event outside the Company’s control and are therefore accounted for as liabilities, with changes in the fair values included in net loss for the respective periods. Because some of the inputs to the valuation model were either not observable or were not derived principally from or corroborated by observable market data by correlation or other means, the warrant liability was classified as Level 3 in the fair value hierarchy as of December 31, 2020.

The following tables present the Company’s fair value hierarchy for all its financial assets and liabilities, by major security type measured at fair value on a recurring basis:

September 30, 2021	Estimated Fair Value	Level 1	Level 2	Level 3
Assets:
Money market account	$51,794,857	$51,794,857	$-	$-

December 31, 2020	Estimated Fair Value	Level 1	Level 2	Level 3
Assets:
Money market account	$1,789,401	$1,789,401	$-	$-
Liabilities:
Common stock warrant liability	$13,003,075	$-	$-	$13,003,075

The following table summarizes the changes in the Company’s Level 3 warrant liability for the nine months ended September 30, 2021:

Warrant Liability
Beginning balance	$13,003,075
Reclassification to equity upon adoption of accounting standard	(13,003,075)
Issuance of warrants	-
Change in fair value	-
Ending balance	$-

The carrying amounts of our cash and cash equivalents, restricted cash, research and development tax rebate receivable, prepaid expenses, other current assets, accounts payable, accrued expenses, payroll liabilities and other current liabilities approximate their fair values due to their short-term maturities at September 30, 2021 and December 31, 2020.

NOTE 9: STOCKHOLDERS’ EQUITY

The Company is authorized to issue a total of 185,000,000 shares of stock consisting of 175,000,000 shares of common stock, par value $0.18 per share, and 10,000,000 shares of preferred stock, par value $0.001 per share. The Company has designated 750,000 shares of Series A junior participating preferred stock, par value $0.001 per share, 4,000 shares of Series A convertible preferred stock, par value $0.001 per share, 25,000 shares of Series B convertible preferred stock, par value $0.001 and 5,425 shares of Series C convertible preferred stock, par value $0.001 per share, through the filings of certificates of designation with the Delaware Secretary of State. No shares of Series A junior participating preferred stock, no shares of Series A convertible preferred stock and no shares of Series C convertible preferred stock are outstanding as of September 30, 2021 and December 31, 2020.

2021 Financing Transactions

On January 6, 2021, the Company entered into a securities purchase agreement with certain institutional and accredited investors relating to the offering and sale of 23,850,000 shares of Company common stock, par value $0.18 per share and warrants to purchase 17,887,500 shares of common stock. The combined purchase price for one share of common stock and a warrant to purchase 0.75 shares of common stock was $1.055. Subject to certain ownership limitations, the warrants are exercisable upon issuance. The warrants will expire on the 4.5 year anniversary of the date of issuance and have an exercise price of $1.055 per share. The common stock and warrants have been registered under the Securities Act of 1933, as amended. The Company paid the placement agent a cash fee of 7% of the aggregate gross proceeds and reimbursed the placement agent for expenses, including legal fees, up to $45,000. The offering closed on January 8, 2021 with net proceeds to the Company from the offering of approximately $23.3 million, after deducting fees and expenses.

On March 22, 2021, the Company entered into a securities purchase agreement with certain institutional and accredited investors relating to the offering and sale of 17,361,100 shares of our common stock, par value $0.18 per share. Concurrently with the offering, and pursuant to the purchase agreement, the Company also commenced a private placement whereby it issued and sold warrants exercisable for an aggregate of up to 13,020,825 shares of common stock. The combined purchase price for one share of common stock and a purchase warrant to purchase 0.75 shares of common stock is $2.88. Subject to certain ownership limitations, the warrants are exercisable upon issuance. The warrants will expire on the 4.5 year anniversary of the date of issuance. Subsequent to the issuance of the warrants, the Company filed a registration statement on Form S-3 (File No. 333-255411) to cover the sale of an aggregate of 13,020,825 shares of common stock issuable upon exercise of the warrants which was declared effective by the SEC on  April 29, 2021. The Company paid the placement agent a cash fee of 7% of the aggregate gross proceeds of the offering and the private placement. The Company also agreed to reimburse the placement agent for expenses, including the legal fees, up to $45,000. The net proceeds to the Company from the offering and the private placement are approximately $46.4 million, after deducting fees and expenses.

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

Exercise Price. Each warrant represents the right to purchase one share of common stock at an exercise price of $1.055 per share for the January 2021 financing or $2.88 per share for the March 2021 financing. In addition, the exercise price per share is subject to adjustment for stock dividends, distributions, subdivisions, combinations, or reclassifications, and for certain dilutive issuances. Subject to limited exceptions, a holder of warrants will not have the right to exercise any portion of the warrant to the extent that, after giving effect to the exercise, the holder, together with its affiliates, and any other person acting as a group together with the holder or any of its affiliates, would beneficially own in excess of 4.99% of the number of shares of our common stock outstanding immediately after giving effect to its exercise. The holder, upon notice to the Company, may increase or decrease the beneficial ownership limitation provisions of the warrant, provided that in no event shall the limitation exceed 9.99% of the number of shares of our common stock outstanding immediately after giving effect to the exercise of the warrant.

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

Warrants Outstanding

As of September 30, 2021, warrants to purchase 22,276,844 shares of common stock were outstanding including:

	Outstanding Warrants to Purchase Shares	Exercise Price	Expiration date
May 2018 warrants	762,344	$4.05	May 30, 2022
December 2020 warrants	6,489,500	$1.00	December 11, 2024-June 21, 2025
January 2021 warrants	4,500,000	$1.055	July 8, 2025
March 2021 warrants	10,525,000	$2.88	September 22, 2025
	22,276,844

Warrant Activity

During the three and nine months ended September 30, 2021, the Company received $862,466 and $43,818,409 respectively, from the exercises of warrants. The warrant exercise resulted in the reduction of approximately 296,000 and 37,452,000 warrants, respectively, for the three and nine months ended September 30, 2021 and the issuance of approximately 296,000 and 37,452,000 shares of common stock for the same period. There were no warrant exercises during the three or nine months ended September 30, 2020.

Conversion of Series B Convertible Preferred Stock

During the three and nine months ended September 30, 2021, certain holders of the Series B convertible preferred stock exercised their conversion option and converted an aggregate of 3 and 37 shares, into 854 and 10,516 shares of the Company's common stock, respectively. During the three and nine months ended September 30, 2020, certain holders of the Series B convertible preferred stock exercised their conversion option and converted an aggregate of 3 and 48 shares, into 853 and 13,639 shares of the Company's common stock, respectively.

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

The Company’s common stock warrants and preferred stock contractually entitles the holders of such securities to participate in dividends but do not contractually require the holders of such securities to participate in losses of the Company. Accordingly, in periods in which the Company reports a net loss, such losses are not allocated to such participating securities. In periods in which the Company reports a net loss attributable to common stockholders, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. The Company reported a net loss attributable to common stockholders for the three and nine months ended September 30, 2021 and 2020.

The following table summarizes the Company’s calculation of net loss per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator
Net loss attributable to common shareholders	$(5,197,145)	$(3,491,071)	$(15,774,462)	$(10,344,633)
Denominator
Weighted average common shares outstanding used to compute net loss per share, basic and diluted	126,537,544	10,162,770	113,689,961	9,496,222
Net loss per share of common stock, basic and diluted:	$(0.04)	$(0.34)	$(0.14)	$(1.09)

The following table sets forth the number of potential common shares excluded from the calculation of net loss per diluted share, because including them would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Options to purchase common stock	10,043,575	7,158,387	8,682,997	5,825,082
Series B convertible preferred stock	166,142	177,562	172,909	183,544
Warrants to purchase common stock	22,356,105	1,070,028	24,773,777	1,070,028
	32,565,822	8,405,977	33,629,683	7,078,654

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

As a result of the Company’s cumulative losses, management has concluded that a full valuation allowance against the Company’s net deferred tax assets is appropriate. No income tax liabilities existed as of September 30, 2021 and December 31, 2020, due to the Company’s continuing operating losses.

NOTE 12: CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At September 30, 2021 and December 31, 2020, the Company had $139,850,220 and $39,345,260 in excess of the FDIC insured limit, respectively.

NOTE 13: COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company evaluates all contractual agreements at inception to determine if they contain a lease. Lease liabilities are measured at present value of lease payments not yet paid, using a discounted cash flow model that requires the use of a discount rate, or incremental borrowing rate.

The Company's operating lease assets consist of a copier system lease and an office lease. Our office lease expired on February 28, 2021. On March 1, 2021, the Company entered into a new operating lease for office space to pay monthly rent of $750 for a term of 12 months. As a result of COVID-19, the Company has adopted a remote work practice. Our copier system lease expires in October of 2021. None of our leases contain options to extend. Total operating lease expense for the three and nine months ended September 30, 2021 and 2020, was approximately $3,500 and $16,800, respectively, and $14,200 and $46,300, respectively. Variable lease payments of taxes and insurance were immaterial. As of September 30, 2021, the weighted average remaining lease term was approximately 1.0 month and the weighted average discount rate of our operating lease was 11.3%.

 As of September 30, 2021, the future minimum lease payments are $1,200 for 2021. These payments are reported in the condensed consolidated balance sheets at September 30, 2021, net of imputed interest. The cash paid for amounts included in the measurement of operating lease liabilities for the three and nine months ended September 30, 2021 was approximately $3,700 and $18,100 respectively and 2020 was approximately $12,900 and $42,300, respectively.

The Company had lease expense under short term leases of $6,931 and $19,100, during the three and nine months ended September 30, 2021 and 2020 was approximately $4,488 and $13,251, respectively.

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

The Company granted 175,000 and 3,818,921 options to purchase shares of common stock during the three and nine months ended September 30, 2021, respectively, and granted 225,000 and 3,140,000 options to purchase shares of common stock during the three and nine months ended September 30, 2020, respectively. There were 699,410 options exercised during the three and nine months ended September 30, 2021 at an average exercise price of $2.46 and there were 225,000 options exercised during the three and nine months ended September 30, 2020 at an average exercise price of $2.40. There are 11,926,079 shares available for grant under the 2020 Plan as of September 30, 2021. Shares may no longer be granted under the expired 2010 Stock Option and Incentive Plan (the "2010 Plan").

The fair value of the stock options granted for the nine months ended September 30, 2021 and 2020 was calculated using the Black-Scholes option-pricing model applying the following assumptions:

Period ended September 30,
	2021	2020
Risk-free interest rate	0.89%-1.08%	0.28%-0.47%
Expected term (in years)	5.31-6.17	4.50-6.18
Dividend yield	-	-
Expected volatility	122%-130%	103%-129%

Compensation costs associated with the Company’s stock options are recognized, based on the grant-date fair values of these options, over the requisite service period, or vesting period. Accordingly, the Company recognized stock-based compensation expense of $1,794,138 and $3,647,999 for the three and nine months ended September 30, 2021 and $663,593 and $2,387,829 for the three and nine months ended September 30, 2020, respectively. Compensation cost is recognized in the following captions in the condensed consolidated statements of operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
General and administrative	$1,231,590	$489,853	$2,534,117	$1,675,414
Research and development	562,548	173,740	1,113,882	712,415
Total stock compensation expense	$1,794,138	$663,593	$3,647,999	$2,387,829

Options issued and outstanding as of September 30, 2021 under the 2020 and 2010 Plans and their activities during the nine months then ended are as follows:

	Number of Underlying Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Contractual Life Remaining in Years	Aggregate Intrinsic Value
Outstanding as of January 1, 2021	7,067,436	$2.74	-
Granted	3,818,921	2.98	-	99,800
Exercised	(699,410)	2.46	-	2,753,652
Forfeited	(75,000)	3.05	-	-
Expired	(223)	225.00	-	-
Outstanding as of September 30, 2021	10,111,724	2.84	8.53	$11,697,962
Exercisable as of September 30, 2021	5,663,935	2.94	7.87	$9,039,985
Vested and expected to vest	10,111,724	$2.84	8.53	$11,697,962

At September 30, 2021, there were 4,447,789 unvested options outstanding and the related unrecognized total compensation cost associated with these options was approximately $9,245,529. This expense is expected to be recognized over a weighted-average period of 1.66 years.

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

Company Overview

We are a clinical-stage biopharmaceutical company seeking to develop proprietary innovative medicines in areas of significant unmet medical need in oncology and infectious diseases, with a current focus on breast cancer, other breast conditions and COVID-19. Our drug under development for breast cancer and other breast conditions is Endoxifen which is being developed primarily in two settings: one to reduce tumor cell activity in breast cancer patients in the neoadjuvant or “window of opportunity” between diagnosis of breast cancer and surgery; and another for women with dense breast tissue as measured by mammography. Our two COVID-19 drug formulations under development are AT-H201, an inhalation therapy to improve lung function of moderate to severely ill, hospitalized COVID-19 patients and long haul COVID-19 survivors; and AT-301, a nasal spray for COVID-19 patients for at-home use. Our business strategy is to advance our programs through clinical studies including with partners, and opportunistically add programs in areas of high unmet medical need through acquisition, collaboration, or internal development.

Summary of Leading Programs

Endoxifen for Women with Dense Breast Tissue. Mammographic breast density ("MBD") is an emerging public health issue affecting over 10 million women in the U.S. Studies conducted by others have shown that MBD increases the risk of developing breast cancer and that reducing MBD can reduce the incidence of breast cancer. Endoxifen is an active metabolite of tamoxifen which is an FDA-approved drug to treat and prevent breast cancer in high-risk women. Our proprietary Endoxifen has been studied in over 70 participants in Atossa-conducted clinical studies.

We contracted with Stockholm South General Hospital to conduct a randomized, double-blinded, placebo-controlled Phase 2 study of our oral Endoxifen in pre-menopausal women with measurable MBD who will be dosed for six months. This study will evaluate safety, tolerability and pharmacodynamics of Endoxifen. The study has been approved by the European Medical Product Authority and the ethics committee. We expect to open this study in Stockholm in the fourth quarter 2021, provided COVID-19 restrictions permit patient recruitment. Based on input from the FDA and a European regulatory authority, reduction in MBD may not be an approvable indication unless we can demonstrate that Endoxifen also reduces the incidence of breast cancer. We may therefore conduct additional studies of Endoxifen to assess its correlation with the risk of breast cancer and/or reduction in the incidence of new breast cancers.

Endoxifen for Neoadjuvant Treatment of Breast Cancer. Neoadjuvant treatment is the administration of a therapy before the surgical treatment. Although there are numerous neoadjuvant treatments for breast cancers that are not estrogen receptor positive (ER+), there are few neoadjuvant treatments for ER+ breast cancer which comprises about 78% of all breast cancers. We believe there is a compelling need for therapy with our Endoxifen in this setting.

We recently completed a Phase 2 study in Australia which enrolled 7 newly-diagnosed women with ER+ and human epidermal growth factor receptor 2 negative ("HER2-") stage 1 or 2 invasive breast cancer, requiring mastectomy or lumpectomy. Patients received daily doses of Endoxifen for at least 14 days prior to surgery. In February 2021, we concluded that the study produced substantially positive results and that continuing enrollment in the study would not be necessary in advancing the program. We therefore discontinued the study based in part on results from the first six patients. In June 2021 we reported final results from the study which showed that tumor cell proliferation in study participants was reduced by an average of 65%, as measured by Ki-67 expression.

We have scheduled a pre-IND meeting with the FDA in December 2021 to obtain their input on conducting a neoadjuvant study in the United States.

Compassionate Use of Endoxifen. We have supplied our oral Endoxifen to two patients under the FDA’s expanded access, or “compassionate use,” pathway. One patient has ER+ breast cancer and could not respond to tamoxifen. This patient has taken our Endoxifen, both prior to and post-surgery for a total of more than 24 months. The other patient has recurrent ovarian cancer. The patient underwent functional molecular genomic testing, using 3D tumor organoid cultures grown in the laboratory from the patient’s tumor. Organoid testing for this patient had shown a strong response to Endoxifen in combination with Apelisib. However, the patient has continued to experience disease progression and has discontinued treatment with Endoxifen. Compassionate use patients may discontinue treatment with Endoxifen at anytime for a number of reasons, including side effects and lack of therapeutic response.

Under the FDA expanded access program, the use of our oral Endoxifen is restricted to the individual patient in the application. The expanded access studies are being conducted by others; our involvement is limited to supplying our Endoxifen. The results from single-patient expanded access programs does not imply success in a larger patient population.

AT-301. AT-301 is our proprietary drug formulation candidate intended for nasal administration in patients immediately following diagnosis of COVID-19 but who have not yet exhibited symptoms severe enough to require hospitalization. It is intended for at-home use to reduce symptoms of COVID-19 and to slow the infection rate so that a person’s immune system can more effectively fight COVID-19.

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

In October 2020, we completed enrollment in a Phase 1 study of AT-301 which was a double-blinded, randomized, and placebo-controlled safety study of AT-301 nasal spray in 32 healthy adult subjects. An evaluation of the data indicated that there were no serious adverse events, no discontinuations, and only one of the subjects in the study experienced adverse events that were considered moderate in severity. We concluded that our AT-301 nasal spray was safe and well tolerated in this study. These results support advancing this program into a Phase 2 study. We recently received input from the FDA on this program and based in part on that input, we are now conducting an additional pre-clinical study. Following that, we expect to apply to the FDA to commence a Phase 2 study in the United States.

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

In July 2021, we received regulatory approval from Human Research Ethics Committee (HREC) in Australia to start our Phase 1/2a study of AT-H201 and in September 2021 we began enrollment. The study plans to enroll 60 healthy participants and moderately-ill hospitalized COVID-19 patients. HREC will review data after each part of the study. Because the final part of the study in COVID-19 infected patients may require that we use additional study sites, approval of that part of the study, and additional sites may be at a later date depending on COVID-19 infections.

Impact of the Novel Coronavirus

The continued spread of the COVID-19 pandemic is affecting the United States and global economies and may affect the Company’s operations and those of third parties on which the Company relies, including causing possible disruptions in the supply of the Company’s Endoxifen, AT-H201, AT-301 and the conduct of current and future clinical trials. In addition, the COVID-19 pandemic may affect the operations of the U.S. FDA and other health authorities including similar entities/agencies in Sweden and Australia, which could result in delays in meetings, reviews and approvals. The evolving COVID-19 pandemic could also directly or indirectly impact the pace of enrollment in our clinical trials for at least the next several months and possibly longer as patients may avoid or may not be able to travel to healthcare facilities and physicians’ offices except for a health emergency. Such facilities and offices may also be required to focus limited resources on non-clinical trial activities, including treatment of COVID-19 patients, and may not be available, in whole or in part, for clinical trial activities related to the Company's products under development. Additionally, while the potential economic impact brought by, and the duration of, the COVID-19 pandemic is difficult to assess or predict, the impact of the COVID-19 pandemic on the global financial markets may reduce the Company’s ability to access capital, which could negatively impact the Company’s short-term and long-term liquidity. The ultimate impact of the COVID-19 pandemic is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business, financing or clinical trial activities or on healthcare systems or the global economy as a whole. However, these effects could have a material adverse impact on the Company’s liquidity, capital resources, operations, financial position and business and those of the third parties on which we rely. We have not experienced any delay in drug supply for our ongoing and planned clinical studies, including studies of Endoxifen, AT-301 and AT-H201. We anticipate commencing the MBD Endoxifen trial in the fourth quarter 2021; subject to delays in enrollment due to COVID-19 disruptions, which could take several months or longer. We will continue to monitor future enrollment in studies for potential restrictions on site visits, mammograms or the impositions of new restrictions on trials as a result of the COVID-19 pandemic. In addition, enrollment of participants in the AT-H201 study in Australia could be impacted by COVID-19.

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

There were no changes in our significant accounting policies and estimates during the three months ended September 30, 2021, from those set forth in “Note 3, Summary of Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2020. We believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating our reported financial results and affect the more significant judgments and estimates that we use in the preparation of our condensed consolidated financial statements.

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

Results of Operations

Comparison of the three and nine months ended September 30, 2021 and 2020

Revenue and Cost of Revenue: For the three and nine months ended September 30, 2021 and 2020, we have no source of sustainable revenue and no associated cost of revenue.

Operating Expenses: Total operating expenses were approximately $5,159,000 and $15,693,000 for the three and nine months ended September 30, 2021, respectively, consisting of research and development ("R&D") expenses of approximately $2,206,000 and $7,383,000 respectively, and general and administrative ("G&A") expenses of approximately $2,952,000 and $8,310,000, respectively. Total operating expenses were approximately $3,509,000 and $10,382,000, respectively for the three and nine month ended September 30, 2020, and consisted of R&D expenses of approximately $1,659,000 and $4,251,000, respectively, and G&A expenses of approximately $1,850,000 and $6,131,000 respectively. Total operating expenses for the three and nine months ended September 30, 2021 as compared to the same period in 2020 increased approximately $1,650,000 and $5,311,000 or 47% and 51%, respectively. The basis for the increased operating expenses in 2021 is explained below.

Research and Development Expenses: R&D expenses for the three months ended September 30, 2021, were approximately $2,206,000, an increase of approximately $547,000 or 33% from total R&D expenses for the three months ended September 30, 2020, of approximately $1,659,000. The increase of approximately $547,000 for the three month period is attributed to an increase in clinical trial expense of approximately $81,000, an increase in compensation of approximately $380,000 driven by non-cash stock-based compensation and an increase in R&D professional fees of approximately $82,000. R&D expenses for the nine months ended September 30, 2021, were approximately $7,383,000, an increase of approximately $3,132,000 or 74% from total R&D expenses for the nine months ended September 30, 2020, of approximately $4,251,000. The increase in R&D expense for the nine months ended September 30, 2021, is attributed primarily to an increase in clinical trial expense of approximately $1,390,000 and an increase in compensation of approximately $591,000 due primarily to non-cash stock-based compensation and the addition of two employees, as compared to the same period in 2020. Also included in R&D expenses is an increase of $1,000,000 attributable to a one-time fee we paid in June 2021 to a U.S. leading research institution for the exclusive right to negotiate for the acquisition of the world-wide rights to two oncology R&D programs. Those negotiations are ongoing, and no assurance can be given that they will lead to a definitive agreement. We expect our R&D expenses to continue to increase through 2021 as we have commenced a clinical study of AT-H201, complete studies of AT-301, launch a Phase 2 clinical trial of Endoxifen in women with high breast density, and continue the development of other indications and therapeutics.

General and Administrative Expenses: G&A expenses were approximately $2,952,000 for the three months ended September 30, 2021, an increase of approximately $1,102,000, or 60% from the total G&A expenses for the three months ended September 30, 2020, of approximately $1,850,000. The increase of approximately $1,102,000 for the three-month period is attributed to an increase in insurance costs of approximately $192,000 due to additional COVID-19 clinical trials and an increase in compensation of approximately $900,000 due primarily to non-cash stock-based compensation. G&A expenses for the nine months ended September 30, 2021, were approximately $8,310,000, an increase of approximately $2,179,000 or 36% from total G&A expenses for the nine months ended September 30, 2020, of approximately $6,131,000. The increase in G&A expenses for the nine months ended September 30, 2021, is attributed to an increase in insurance costs of approximately $578,000 due to the addition of the COVID-19 clinical trials, professional fees of approximately $742,000 due primarily to increased proxy costs and increased compensation of approximately $1,070,000 resulting primarily from increased headcount and increased non-cash stock-based compensation, offset by a reduction in legal fees of approximately $343,000 compared to the same period in 2020. G&A expenses consist primarily of personnel and related benefit costs, facilities, professional services, insurance, and public company related expenses.

Income taxes: We have incurred net operating losses from inception; we did not record an income tax benefit for our incurred losses for the three and nine months ended September 30, 2021 and 2020, due to uncertainty regarding utilization of our net operating carryforwards and due to our history of losses.

Liquidity and Capital Resources

We have incurred net losses and negative operating cash flows since inception. For the nine months ended September 30, 2021, we recorded a net loss of approximately $15,774,000 and used approximately $12,807,000 of cash in operating activities. As of September 30, 2021, we had approximately $140,041,000 in cash and cash equivalents and working capital of approximately $141,311,000. We believe we have sufficient cash to fund our projected operating requirements for at least the next 12 months depending on the timing and extent of the Company’s clinical trials.

Cash Flows

As of September 30, 2021, we had cash, cash equivalents and restricted cash of approximately $140,151,000.

Net Cash Flows from Operating Activities: Net cash used in operating activities was approximately $12,807,000 for the nine months ended September 30, 2021, an increase of approximately $4,669,000, or 57%, compared to net cash used in operating activities for the nine months ended September 30, 2020 of approximately $8,138,000. The increase in the 2021 period as compared to 2020 is due to a decrease in accounts payable of approximately $1,310,000 offset by an increase in other assets and accrued expenses of approximately $771,000 related to increased spending on our clinical trials. Stock-based compensation increased approximately $1,260,000, R&D rebate receivable also increased approximately $600,000 in the 2021 period as compared the same period in 2020.  An additional $1,000,000 of the increase is attributable to a one-time fee we paid in June 2021 to a U.S. leading research institution for the exclusive right to negotiate for the acquisition of the world-wide rights to two oncology R&D programs.

Net Cash Flows from Financing Activities: Net cash provided by financing activities was approximately $113,303,000 for the nine months ended September 30, 2021. For the nine months ended September 30, 2021, we sold common stock and warrants for net proceeds of approximately $69,668,000. The 2021 financing activities also include proceeds of $43,818,000 from the exercise of warrants. Proceeds from the exercise of employee stock options was approximately $391,000 for the nine months ended September 30, 2021.  Proceeds from the issuance of common stock for the period ended September 30, 2020 was approximately $4,690,000.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of September 30, 2021. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2021, our disclosure controls and procedures were not effective because of the material weakness identified in December 2020 as described below which has not been fully remediated.

As previously disclosed, the Company had ineffective controls over the evaluation and accounting for complex financing transactions, specifically, the Company did not have sufficient technical resources to appropriately identify errors in the accounting for warrants issued in a registered offering including whether the warrants should be classified as a liability or as equity.

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

Changes in Internal Control Over Financial Reporting

No other change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Some of these risks and uncertainties include our ability to:

●	commence, execute and obtain successful results from our clinical studies;

●	obtain regulatory approvals in the U.S. and elsewhere for pharmaceuticals we are developing;

●	work with contract manufacturers to produce our pharmaceuticals under development in clinical and commercial quantities on acceptable terms and in accordance with required standards;

●	respond effectively to competition;

●	manage growth in operations;

●	respond to changes in applicable government regulations and legislation;

●	access additional capital when required; and

●	attract and retain key personnel.

We have not established sources of ongoing revenue to cover operating costs and allow us to continue as a going concern.

Although we have sufficient capital resources to fund our operations for at least the next 12 months based on our current business plan, our business plan may change and may require greater expenditures of capital than currently anticipated. We have not yet established an ongoing source of revenue sufficient to cover operating costs and allow us to continue as a going concern. Our ability to continue as a going concern is dependent on obtaining adequate capital to fund operating losses until we become profitable. If we are unable to obtain adequate capital, we may be unable to develop and commercialize our product offerings or geographic reach and we could be forced to cease operations.

If we do not raise additional capital, we anticipate liquidity issues in approximately eighteen months.

For the nine months ended September 30, 2021, we incurred a net loss of approximately $15,774,000 and we had an accumulated deficit of approximately $124,402,000. As of September 30, 2021, we had cash and cash equivalents of approximately $140,041,000. As of the date of filing this Quarterly Report with the SEC, we expect that our existing resources will be sufficient to fund our planned operations for at least the next 12 months. We have not yet established an ongoing source of revenue sufficient to cover our operating costs and allow us to continue as a going concern. Our ability to continue as a going concern is dependent on obtaining adequate capital to fund operating losses until we become profitable. We currently have no products and services approved for commercialization. We may not receive or maintain regulatory clearance for our products and other sources of capital may not be available when we need them or on acceptable terms. If we are unable to raise in a timely fashion the amount of capital we anticipate needing, we would be forced to curtail or cease operations.

We will need to raise substantial additional capital in the future to fund our operations and we may be unable to raise such funds when needed and on acceptable terms.

When we elect to raise additional funds or when additional funds are required, we may raise such funds from time to time through public or private equity offerings, debt financings, corporate collaboration and licensing arrangements or other financing alternatives. These financing arrangements may not be available on acceptable terms, if at all. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we will be prevented from developing our pharmaceutical candidates, pursuing acquisitions, invest in other companies including as a sponsor or investor in special purpose acquisition companies, licensing, development and commercialization efforts, and our ability to continue operations, generate revenues, and achieve or sustain profitability will be substantially harmed. We currently have fewer than 4 million shares of common stock authorized that are not reserved for specific purposes. Although we have proposed to our stockholders that our charter be amended to add additional authorized shares for various potential purposes, including potential capital raising transactions, to date our stockholders have not approved such a proposal and may not approve such a proposal in the future. A lack of authorized shares may limit our ability to raise capital when needed.

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

Failure to raise additional capital as needed could adversely affect us and our ability to develop our products.

We expect to spend substantial amounts of capital to:

●	develop our pharmaceutical programs, including our COVID-19 programs;

●	perform clinical studies for the pharmaceuticals we are developing;

●	continue our research and development activities to advance our product pipeline;

●	obtain clinical supplies of the pharmaceuticals for the programs we are developing; and

●	pursue acquisitions, invest in other companies including as a sponsor or investor in special purpose acquisition companies, enter into licensing, development and other commercialization arrangements.

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

We have a limited operating history and have incurred net losses each year. Our net loss for the nine months ended September 30, 2021 was $15,774,462. We will continue to incur further losses in connection with research and development costs for development of our programs, including ongoing and additional clinical studies.

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

Successful development of pharmaceutical products is highly uncertain, and obtaining regulatory approval to market drugs to treat cancer and other breast conditions is expensive, difficult, and speculative. Compounds that appear promising in research and development may fail to reach later stages of development for several reasons, including, but not limited to:

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

●

nonclinical or clinical testing requiring significantly more time, resources or expertise than originally expected and inadequate financing, which could cause clinical trials to be delayed or terminated;

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

●	delays in reaching or failing to reach agreement on acceptable terms with manufacturers or prospective clinical research organizations ("CROs"), and trial sites;

●	availability of vaccines or approved therapeutics developed by others may reduce the demand and commercial opportunities for our COVID-19 drug candidates; and

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

We are developing our AT-H201 drug to treat COVID-19 patients who are moderately to severely ill, and patient deaths that occur in our clinical trials could negatively impact our business even if such deaths are not shown to be related to our drugs.

We intend to enroll patients in studies of our drug candidate AT-H201 who are moderately to severely ill, including patients on ventilators. COVID-19 patients on ventilators are very sick and many do not recover either because of COVID-19 or other illnesses. Similarly, future studies of Endoxifen in the neo-adjuvant or window of opportunity setting could include patients who ultimately die. As a result, it is likely that there may be reports of severe adverse effects of some patients in our clinical trials for our drugs, including patient death. These adverse outcomes, even if unrelated to our drugs, could expose us to lawsuits and liabilities and could diminish our ability to obtain regulatory approval and/or achieve commercial acceptance for the related drug and our business could be materially harmed.

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

●

lower than anticipated patient enrollment for reasons such as existing conditions, eligibility criteria, competition for patients with other studies or if patients perceive a lack of benefit to enroll in the study for whatever reason;

●	delays in reaching agreements on acceptable terms with prospective sites, CROs or other third party vendors; and

●	failure of CROs or other third parties to effectively and timely monitor, oversee, and maintain the clinical trials.

Our products and services may expose us to possible litigation and product liability claims.

Our business may expose us to potential product liability risks inherent in the testing, marketing, and processing personalized medical products, particularly those products and services we offered prior to shifting our focus on pharmaceutical development. Product liability risks may arise from, but are not limited to:

●	death or injury of severely ill patients participating in our clinical studies; and

●	adverse events related to drugs and therapies we are developing.

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

●	regulatory (FDA, EMA, IRB, TGA) meetings and approvals could be delayed;

●	our drug supply chain could be interrupted and shipping may incur new surcharges;

●	enrollment in our clinical studies could slow or be halted;

●	operations in general could be disrupted with potential infection of employees and consultants and difficulties with a remote work force;

●	quarantines of people and drugs needed for our studies could adversely affect operations;

●	our stock price could be adversely impacted and access to capital could be more challenging; or

●	our ability to access our facilities and timely prepare and file regulatory reports with the SEC.

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

We are required to maintain internal controls over financial reporting and to report any material weaknesses in such internal controls. If we identify material weaknesses in our internal control over financial reporting, if we are unable to comply with the requirements of the Sarbanes-Oxley Act in a timely manner or assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express, if required, an opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the trading price of our common stock could be negatively affected, and we could become subject to investigations by the stock exchange on which our securities is listed, the Securities and Exchange Commission, or other regulatory authorities, which could require additional financial and management resources. We have identified a material weakness which has been disclosed on our management's report on internal controls over financial reporting. Based on our assessment of internal controls, management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2020 due to the following material weakness. The Company had ineffective controls over the evaluation and accounting for complex financing transactions, specifically, we did not have sufficient technical resources to appropriately identify errors in the accounting for warrants issued in a registered offering and whether the warrants should be classified as a liability or as equity. The classification error was corrected prior to issuance of the consolidated financial statements as of and for the year ended December 31, 2020. For the nine months ended September 30, 2021, we have implemented new controls to begin remediation of this material weakness.

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

Date: November 15, 2021

/s/ Steven C. Quay
President and Chief Executive Officer
(On behalf of the Registrant)

/s/ Kyle Guse
Kyle Guse
Chief Financial Officer, General Counsel and Secretary
(As Principal Financial and Accounting Officer)