Form 10-K
period 2021-12-31
ATOSSA THERAPEUTICS, INC.
filed 2022-02-28
CIK 1488039

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2021

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Emerging growth company ☐

 If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13a of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assertion of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No   ☒

As of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates was $795,626,162. Shares of common stock held by each officer and director and by each person who is known to own 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates of the Company. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the registrant's common stock, par value $0.18, as of February 18, 2022, was 126,624,110.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required to be disclosed in Part III of this report is incorporated by reference from the registrant’s Definitive Proxy Statement for the 2022 Annual Meeting of Stockholders, which proxy statement is expected to be filed no later than 120 days after the end of the fiscal year covered by this report.

ATOSSA THERAPEUTICS, INC.
2021 FORM 10-K REPORT

Explanatory Note: Based on the value of the non-affiliate float for our common stock as of June 30, 2021, we have transitioned from a “Non-Accelerated Filer” and “Smaller Reporting Company” for 2021 to a “Large Accelerated Filer” for 2022. As this Annual Report on Form 10-K is our first filing following our transition from being a Smaller Reporting Company to a Large Accelerated Filer, we are permitted to continue to provide scaled disclosures under Regulations S-K and S-X for this Annual Report on Form 10-K and in our definitive proxy statement on Schedule 14A for our 2022 Annual Meeting of Stockholders. We have elected to make such scaled disclosures in this report, where we are permitted to do so. Commencing with our Quarterly Report on Form 10-Q for the quarter ending March 31, 2022, we will no longer be permitted to report under the Smaller Reporting Company scaled disclosure regime for our periodic reports.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

Statements made in this report on Form 10-K that are not statements of historical information are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have made these statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected or anticipated. Although we believe our assumptions underlying our forward-looking statements are reasonable as of the date of this report we cannot assure you that the forward-looking statements set out in this report will prove to be accurate. We typically identify these forward-looking statements by the use of forward-looking words such as “expect,” “potential,” “continue,” “may,” “will,” “should,” “could,” “would,” “seek,” “intend,” “plan,” “estimate,” “anticipate” or the negative version of those words or other comparable words. Forward-looking statements contained in this report include, but are not limited to, statements about:

●	the impact of the ongoing COVID-19 pandemic and the degree to which the pandemic negatively impacts our supply chain, clinical trial enrollment and timing and our ability to access capital markets;

●

whether we can obtain approval from the U.S. Food and Drug Administration (FDA), and foreign regulatory bodies, to commence our clinical trials, including our planned COVID-19 and Endoxifen trials, and to sell, market and distribute our therapeutics under development;

●	our ability to identify and partner with organizations able to commercialize any of our products once they are approved for marketing;

●	our ability to successfully initiate and complete clinical trials of our pharmaceutical candidates under development, including our proprietary Endoxifen (an active metabolite of Tamoxifen);

●

the success, cost and timing of our product and drug development activities and clinical trials, including whether our studies using our Endoxifen and COVID-19 therapies will enroll a sufficient number of subjects or be completed in a timely fashion or at all;

●	whether we will successfully complete our clinical trial of oral Endoxifen in women with mammographic breast density and whether the study will meet its objectives;

●	our ability to contract with third-party suppliers, manufacturers and service providers, including clinical research organizations, and their ability to perform adequately;

●	our ability to successfully develop and commercialize new therapeutics currently in development or that we might identify in the future and in the time frames currently expected;

●	our ability to successfully defend litigation and other similar complaints that may be brought in the future, in a timely manner and within the coverage, scope and limits of our insurance policies;

●	our ability to establish and maintain intellectual property rights covering our products;

●	increased risk of theft or misappropriation of our intellectual property and other proprietary technology outside of the U.S.;

●	our expectations regarding, and our ability to satisfy, federal, state and foreign regulatory requirements;

●	the accuracy of our estimates of the size and characteristics of the markets that our products and services may address;

●	whether final study results will vary from preliminary study results that we may announce;

●	our expectations as to future financial performance, expense levels and capital sources;

●	our ability to attract and retain key personnel; and

●	our ability to raise capital.

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

We are regulated by the FDA under the Federal Food Drug and Cosmetics Act, as well as by other U.S. and foreign federal, state and local agencies.

This report includes additional trademarks, trade names and service marks of third parties, which are the property of their respective owners. You are advised to read this Annual Report on Form 10-K in conjunction with other reports and documents that we file from time to time with the Securities and Exchange Commission (the SEC). In particular, please read our definitive proxy statement, which will be filed with the SEC in connection with our 2022 Annual Meeting of Stockholders, our Quarterly Reports on 10-Q and any Current Reports on Form 8-K, and any amendments thereto, that we may file from time to time. You may obtain copies of these reports after the date of this annual report from the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. In addition, the SEC maintains information for electronic filers (including Atossa) at its website www.sec.gov. The public may obtain information regarding the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

PART I

ITEM 1.	BUSINESS

Overview

We are a clinical-stage biopharmaceutical company seeking to develop proprietary innovative medicines in areas of significant unmet medical need in oncology and infectious diseases, with a current focus on breast cancer, other breast conditions and COVID-19. Our drug under development for breast cancer and other breast conditions is Endoxifen which is being developed primarily in two settings: one to reduce tumor cell activity in breast cancer patients in the neoadjuvant setting, meaning prior to surgery; and another to reduce dense breast tissue in women. Our two COVID-19 drugs under development are AT-H201, an inhalation therapy to improve lung function of moderate to severely ill, hospitalized COVID-19 patients; and AT-301, a nasal spray for COVID-19 patients for at-home use. A key feature of the original SARS-CoV-2 virus that is retained in both the Delta and Omicron variants, is the furin cleavage site found on the spike protein which facilitates viral infection. Our COVID-19 programs under development are designed to interact with this cleavage site so they are expected to be effective against both current and future COVID-19 variants that continue to contain a furin cleavage site.

Our business strategy is to advance our programs through clinical studies including with partners, and opportunistically add programs in areas of high unmet medical need through acquisition, collaboration, or internal development.

Summary of Leading Programs

Endoxifen. Endoxifen is an active metabolite of tamoxifen which is an FDA-approved drug to treat and prevent breast cancer in high-risk women. We are developing a proprietary form of Endoxifen which is administered orally for the potential treatment of breast cancer and women with breast density. We have successfully completed three Phase 1 clinical studies (including a study in men) and two Phase 2 clinical studies with our proprietary Endoxifen (one with our oral Endoxifen and one with our topical Endoxifen). We have also completed significant pre-clinical development and have developed clinical manufacturing capabilities through qualified third parties.

Endoxifen for Women with Breast Density.  Mammographic breast density (MBD) is an emerging public health issue affecting over 10 million women in the U.S. Studies conducted by others have shown that MBD increases the risk of developing breast cancer and that reducing MBD can reduce the incidence of breast cancer.

 In December 2021, we commenced a Phase 2 study of our proprietary oral Endoxifen. The study, known as the Karisma-Endoxifen study, is a Phase 2, randomized, double-blind, placebo-controlled, dose-response study of our proprietary oral Endoxifen in healthy premenopausal women with measurable breast density. The primary objective of the study is to determine the dose-response relationship of daily Endoxifen on breast density reduction. Secondary endpoints will assess safety and tolerability, and the trial includes an exploratory endpoint to assess durability of the breast density changes. The study is being conducted at the South General Hospital in Stockholm and will include approximately 240 participants who will receive daily doses of Endoxifen or placebo for six months. The study is being led by principal investigator Per Hall, M.D., Ph.D., Department of Medical Epidemiology and Biostatistics at Karolinska Institutet.

 Based on input from the FDA and Swedish Medical Products Agency, reduction in MBD may not be an approvable indication unless we can demonstrate that our Endoxifen also reduces the incidence of breast cancer. We may therefore conduct additional studies of Endoxifen to assess its correlation with the risk of breast cancer and/or reduction in the incidence of new breast cancers.

     Endoxifen for Neoadjuvant Treatment of Breast Cancer.  We are also developing Endoxifen to treat breast cancer in the neoadjuvant setting, which is the administration of a therapy before the surgical treatment, with a current focus on breast cancers that are classified as estrogen receptor positive (ER+). Although there are numerous neoadjuvant treatments for breast cancers that are not ER+, there are few neoadjuvant treatments for ER+ breast cancer which comprises about 78% of all breast cancers. We believe there is a compelling need for therapy with our Endoxifen in this setting.

    In December 2021, we completed a pre-investigational new drug (PIND) meeting with the FDA. The purpose of the meeting was to obtain input from the FDA on pre-clinical, clinical, manufacturing and regulatory matters in the U.S. for our proprietary Endoxifen to treat breast cancer. Based in part on the feedback from the FDA, we plan to open an investigational new drug (IND) application for a multi-center Phase 2 study to further advance our Endoxifen in the neoadjuvant setting. We plan to focus our development on pre-menopausal women with ER+, human epidermal growth factor receptor negative (HER2-) breast cancer for whom the current treatment options typically includes drugs that suppress ovarian function and essentially force the patient into menopause.

   We recently completed a Phase 2 study in Australia which enrolled 7 newly diagnosed patients with ER+ and stage 1 or 2 invasive breast cancer, requiring mastectomy or lumpectomy. In February 2021, we concluded that the study produced positive results and that continuing enrollment in the study would not be necessary in advancing the program. We therefore discontinued the study based in part on results from the first six patients. In June 2021, we reported final results from the study of all 7 patients which showed that tumor cell proliferation in study participants was reduced by an average of 65%, as measured by Ki-67 expression, which is a common measure of tumor cell activity in breast cancer.

 AT-301 for COVID-19.  AT-301 is our proprietary drug formulation candidate intended for nasal administration in patients immediately following diagnosis of COVID-19 but who have not yet exhibited symptoms severe enough to require hospitalization. It is intended for at-home use to reduce symptoms of COVID-19 and to slow the infection rate so that a person’s immune system can more effectively fight COVID-19.

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

In October 2020, we completed enrollment in a Phase 1 study of AT-301 which was a double-blinded, randomized, and placebo-controlled safety study of AT-301 nasal spray in 32 healthy adult subjects. An evaluation of the data indicated that there were no serious adverse events, no discontinuations, and only one of the subjects in the study experienced adverse events that were considered related to the study drug and moderate in severity. We concluded that our AT-301 nasal spray was safe and well tolerated in this study. We received input from the FDA on this program in 2021 and based in part on that input, we are now preparing to conduct additional pre-clinical studies. Following that, we expect to apply to the FDA to commence a Phase 2 study in the United States.

We may also seek to develop our AT-301 nasal spray to potentially help prevent COVID-19 infection — particularly for people in high-risk environments, such as people living with an infected patient, people living and working in healthcare facilities, emergency responders or teachers.

    AT-H201 for COVID-19. AT-H201 is a proprietary combination of two drugs previously approved by the FDA to treat other diseases. It is intended to improve compromised lung function for moderate to severely ill, hospitalized COVID-19 patients by inhalation.  We received input from the FDA on potential pathways to develop AT-H201 and the FDA requested that we provide, among other things, additional pre-clinical results and other information on AT-H201.

    In September 2021 we began enrollment in Australia in a Phase 1/2a study of AT-H201 and in February 2022, we began enrollment in the second of four parts of the study. The study plans to enroll 60 healthy participants and moderately ill hospitalized COVID-19 patients. The Australian regulatory authority will review data after each part of the study before we may proceed with subsequent parts of the study. Because the final part of the study in COVID-19 infected patients may require that we use additional study sites, approval of that part of the study, and additional sites will depend on COVID-19 infections and may therefore be delayed.

Impact of the Novel Coronavirus

The continued spread of the COVID-19 pandemic is affecting the U.S. and global economies and may affect the Company’s operations and those of third parties on which the Company relies, including causing possible disruptions in the supply of the Company’s Endoxifen, AT-H201, AT-301, the pace of enrollment in our clinical trials and the conduct of current and future clinical trials. In addition, the COVID-19 pandemic may affect the operations of the U.S. FDA and other health authorities including similar entities/agencies in Sweden and Australia, which could result in delays in meetings, reviews and approvals. Additionally, while the potential economic impact brought by, and the duration of, the COVID-19 pandemic is difficult to assess or predict, the impact of the COVID-19 pandemic on the global financial markets may reduce the Company’s ability to access capital, which could negatively impact the Company’s short-term and long-term liquidity. The ultimate impact of the COVID-19 pandemic is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business, financing or clinical trial activities or on healthcare systems or the global economy; however, we have not experienced a significant delay in the enrollment or the drug supply for our ongoing and planned clinical studies, including studies of Endoxifen, AT-301 and AT-H201. In recent weeks the number of reported cases of COVID-19 has declined in many countries. If this trend continues it may be difficult to enroll in our COVID-19 clinical studies. We will continue to monitor future enrollment in studies for potential restrictions on site visits, mammograms or the impositions of new restrictions on trials as a result of the COVID-19 pandemic.

We were incorporated in 2009 and our common stock is currently quoted on The Nasdaq Capital Market under the symbol “ATOS.”

Our Programs Under Development

Endoxifen Programs

  Background

Endoxifen is one of the metabolites of an FDA-approved drug called tamoxifen, which has been FDA-approved and widely used for over 40 years to both treat and prevent breast cancer. Tamoxifen is a “pro-drug”, in that it must be metabolized into active components (“metabolites”) in order to be effective.  Despite the success of tamoxifen in treating ER+ breast cancer, its systemic side effects have led to generally low acceptance as a therapy to reduce the risk of breast cancer. These systemic side effects relate to estrogen agonist activity on the endometrium and the activation of coagulation pathways, leading to an increased risk of uterine events and thromboembolism. Hot flashes and vaginal symptoms are additional barriers to tamoxifen being accepted in the prevention setting.

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

We estimate that approximately ten million women in the U.S. have MBD, for which there is no FDA-approved treatment. MBD is an emerging public health issue and studies conducted by others have shown that MBD increases the risk of developing breast cancer and that reducing MBD can reduce the incidence of breast cancer. Although oral tamoxifen is approved to prevent breast cancer in “high-risk” women (typically based on responses to a questionnaire), it is used by less than 5% of women with an increased risk of developing breast cancer because of the actual or perceived side effects and risks of tamoxifen. We believe our Endoxifen may provide an option for women to proactively reduce the density of their breasts. Moreover, our Endoxifen may improve mammography accuracy and patient care by unmasking cancerous tumors that are otherwise hidden by breast density.

U.S. federal and state legislation requires that women be notified if they have MBD. These notifications typically state that women with MBD have a higher risk of developing breast cancer, and that mammography may not be as effective in detecting breast cancer because the MBD can “mask” the detection of cancers.

Our Phase 1 Studies

   In September 2019, we completed additional Phase 1 work using our capsule Endoxifen and a new modified-release tablet form of our oral Endoxifen. Study results showed that the capsule and tablet were safe and well-tolerated. Because the pharmacokinetic profile of the tablet did not meet the desired pharmacokinetic profile, we do not expect to further develop the tablet.

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

Our Phase 2 Studies

In December 2021, we completed a pre-investigational new drug meeting with the FDA. The purpose of the meeting was to obtain input from the FDA on pre-clinical, clinical, manufacturing and regulatory matters in the U.S. for our proprietary Endoxifen to treat breast cancer. Based in part on the feedback from the FDA, we plan to open an IND for a multi-center Phase 2 study to further advance our proprietary oral proprietary Endoxifen in the neoadjuvant setting. We plan to focus our development on pre-menopausal women with ER+, HER2- breast cancer for whom the current treatment options typically include aromatase inhibitors combined with drugs that suppress ovarian function and essentially force the patient into menopause.

In December 2021, we began to enroll participants in a Phase 2 clinical study of oral Endoxifen in women with increased MBD. The study, known as the Karisma-Endoxifen study, is a Phase 2, randomized, double-blind, placebo-controlled, dose-response study of our proprietary Endoxifen in healthy pre-menopausal women with increased breast density. The primary objective of the study is to determine the dose-response relationship of daily oral Endoxifen on MBD reduction, with secondary endpoints to assess safety and tolerability, and an exploratory endpoint to assess durability of the MBD changes after the study drug has been discontinued. It is being conducted by South General Hospital in Stockholm and includes approximately 240 participants who will receive daily doses of oral Endoxifen or placebo for six months. The study is being led by principal investigator Per Hall, M.D., Ph.D., Department of Medical Epidemiology and Biostatistics at Karolinska Institutet.

In February 2021, we concluded a Phase 2 study of our oral Endoxifen in Australia. The study enrolled patients newly-diagnosed with ER+ and HER2- stage 1 or 2 invasive breast cancer, requiring mastectomy or lumpectomy. Patients received our proprietary oral Endoxifen for at least 14 days from the time of diagnosis up to the day of surgery. The primary endpoint was to determine if the administration of oral Endoxifen reduces the tumor activity as measured by Ki-67 (a measure of cellular proliferation that correlates with tumor growth). The secondary endpoints were safety and tolerability and assessment of the study drug on expression levels of both estrogen and progesterone receptors. In June 2021, we concluded that the study produced substantially positive results and that continuing enrollment in the study would not be useful in advancing the program. The final results from the 7 women in the study indicated that six of the 7 patients had 65% reduction in Ki-67 and 7/7 had Ki-67<25% at the time of surgery.  There were no adverse safety signals or laboratory findings.

In April 2019, Stockholm South General Hospital in Sweden completed a randomized, double-blinded placebo-controlled Phase 2 study of our topical Endoxifen in women with measurable MBD. The study was led by principal investigator Dr. Per Hall, MD, Ph.D., Department of Medical Epidemiology and Biostatistics at Karolinska Institutet. The primary endpoint of this pilot study was to determine if topical Endoxifen reduces individual MBD as measured by mammography. Secondary endpoints included demonstrating safety and tolerability. The primary objective was to determine if topical Endoxifen reduces MBD, and if so by how much, in order to calculate the sample size for statistical significance in a future trial. The study enrolled 90 participants who were equally randomized to three different groups (30 per group): placebo; 10 mg topical Endoxifen; and 20 mg topical Endoxifen. Participants applied the study drug to each breast daily for a maximum of six months. Each participant received a baseline (pre-treatment) mammogram, and additional mammograms at month 3 and 6, or at the time of study exit. Once the study was completed, all mammograms were interpreted and MBD determined and any changes that occurred per participant recorded.

In June 2019, we reported preliminary analysis from our Phase 2 study of proprietary daily topical Endoxifen to reduce MBD, showing significant (p=0.02) and rapid reduction in MBD at the 20 mg daily dose level. MBD was reduced by an average of 14.3% in the group applying 20 mg daily topical Endoxifen, which was statistically significant (p = 0.02). In the 10 mg dose group, MBD was reduced by an average of 9.0%, but was not statistically significant. Approximately 70% of participants receiving 20 mg topical Endoxifen experienced a reduction in MBD, and of those, the mean reduction in MBD was 27%. There were no differences in systemic endocrine or vascular side effects (for example, hot flashes) in the placebo versus active groups. Systemic side effects were measured using a modified validated symptom questionnaire. Approximately 72 participants eventually developed skin rashes and local irritation and did not complete a full six months of dosing. However, these results which are based on MBD measurements at the time of enrollment in the study and again at the time dosing ended, show that even in those participants who dropped out of the study due to skin reactions, Endoxifen reduced MBD in a mean of 55 and 88 days for the 20 mg and 10 mg groups, respectively. Our initial evaluation indicates that the skin reactions are due to the active pharmaceutical ingredient. We are not currently planning to further develop our topical Endoxifen.

AT-H201 Inhalation Therapy for COVID-19

AT-H201 uses a novel combination of two drugs that have been previously approved by the FDA for other diseases. It is intended to improve compromised lung function for moderate to severely ill, hospitalized COVID-19 patients by inhalation. We also intend to study AT-H201 to potentially treat long haul COVID-19 survivors.

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

In September 2021 we began enrollment in Australia in a Phase 1/2a study of AT-H201. In December 2021 we completed enrollment in the first of four parts of the study and in February 2022 we started enrollment in the second part. The study plans to enroll 60 healthy participants and moderately ill hospitalized COVID-19 patients. The Australian regulatory authority will review data after each part of the study before we proceed to subsequent parts of the study. Because the final part of the study in COVID-19 infected patients may require that we use additional study sites, approval of that part of the study, and additional sites may be at a later date depending on COVID-19 infections.

AT-301 Nasal Spray for COVID-19

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

   While the traditional vaccines have reduced the spread of COVID-19 infections, it is also clear to us that therapies such as AT-301 nasal spray will also play an important role, particularly as the COVID-19 virus variants have necessitated booster vaccines and potentially the development of vaccines that are variant-specific. Deadlier and/or more transmissible variants of COVID-19 continue to develop and reach the U.S. and in many other countries, questions continue to remain regarding how effective current and future vaccines may be against these and future variants. Additionally, none of the currently available vaccines are 100% effective, they may have side effects in selected populations and effectiveness is expected to diminish over time. For these reasons, we believe therapies like ours will provide valuable protection even as vaccines continue to be developed and deployed.

   We have completed a Phase 1, double-blinded, randomized, and placebo-controlled safety study of AT-301 nasal spray in 32 healthy adult subjects who were divided into two study groups. Part A consisted of two single-dose cohorts receiving either active therapy, AT-301B, or the placebo comparator AT-301, at two different doses. Part B was a multiple dose arm with cohorts receiving either AT-301A or AT-301B for 14 days at two different doses. The primary objectives of the study were to evaluate the safety and tolerability of single and multiple doses of AT-301 administered via nasal instillation to healthy volunteers. Secondary objectives were to assess the incidence and severity of local irritation and bronchospasm following administration of AT-301 via nasal instillation. The study was conducted in Australia.

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

In January 2021, we received input from the FDA on the AT-301 program and based in part on that input, we are now preparing to conduct an additional pre-clinical study, and following that, we expect to apply to the FDA to commence a Phase 2 study in the United States.

Other Programs; Immunotherapy/CAR-T Programs

Our immunotherapy/CAR-T programs are in early stage of development. On November 26, 2020, we entered into a sponsored research agreement with Dana-Farber Cancer Institute, Inc. The agreement provides that Atossa will support research of cytokine-coated nanoparticles for the potential treatment of breast cancer in research being conducted by Carl Novina, MD, Ph.D.

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

We have filed patent applications on a novel method to deliver CAR-T cells or other types of immunotherapy into the milk ducts of the breast, the location where most breast cancers originate for the potential targeted treatment of breast cancer. This approach uses targeted intraductal delivery of either T-cells that have been genetically modified to attack breast cancer cells or various other immune-therapies. We believe this intraductal method has several potential advantages including the reduction of toxicity by limiting systemic exposure of the T-cells or immunotherapy; improved efficacy by placing the T-cells or immunotherapy in direct contact with the target ductal epithelial cells that are undergoing or have undergone malignant transformation; and, lymphatic migration of the CAR-T cells or immunotherapy potentially extending their cytotoxic actions into the regional lymph system, which could limit tumor cell dissemination or metastasis. Moreover, our approach may be more cost effective if lower doses of therapy can be delivered compared to systemic CAR-T. We have not begun, and may not be successful in completing, pre-clinical and clinical studies of our CAR-T technology.

We paid a fee of $1,000,000 in June 2021 to a U.S. leading research institution for the exclusive right to negotiate for the period of six months for the acquisition of the world-wide rights to two oncology R&D programs. This agreement was amended on December 3, 2021, which extended the negotiation term through April 18, 2022. Those negotiations concluded in February 2022 without reaching a definitive agreement and the research institution agreed to return the $1,000,000 million fee as they did not honor their obligation and cancelled the agreement.

.

Markets

Potential Breast Cancer Market Opportunities

We believe that, based in part on a January 2017 study by Defined Health Inc. (now called Cello Health Bioconsulting), a leading market research firm, the potential U.S. market for our Endoxifen in the breast cancer treatment and prevention settings is up to $1 billion annually.  The American Cancer Society (ACS) estimates that in the U.S. in 2022, 287,850 women will be diagnosed with breast cancer, 47,550 of which will be under the age of 50 and 43,250 of which will die from the disease. Approximately 80% of breast cancers are ER+.

Although about 100 times less common than in women, breast cancer also affects men. The ACS estimates that in the U.S. in 2022, 2,710 new cases of invasive breast cancer will be diagnosed in men, and 530 men will die from breast cancer.

Potential COVID-19 Market Opportunities

According to the COVID-19 Dashboard by the Center for Systems Science and Engineering at Johns Hopkins University, as of the date of this report, more than 390 million cases of COVID-19 have been reported world-wide and over 5.7 million people have died from the disease. We believe the potential market for an at-home therapy like AT-301 is large given that most COVID-19 patients are not hospitalized and instead recover at home. Furthermore, our products could provide benefit to those who are infected with new variants that may escape vaccine protection or individuals who are vaccinated with break-through infections.

  Vaccines have been approved for the prevention of COVID-19; however, their effectiveness may decrease over time and may not be effective against all variants of the novel coronavirus. Currently, the only FDA approved treatment for COVID-19 is Remdesivir for certain COVID-19 patients. In addition, emergency use authorization has been granted for two new oral antiviral agents, several monoclonal antibodies, and the use of convalescent plasma for certain COVID-19 patients. The impact of these on the development of our COVID-19 programs is unknown. There remains a significant unmet medical need for therapies to be approved for the treatment of all individuals infected with the virus.

 A key feature of the original SARS-CoV-2 virus, and that is retained in both the Delta and Omicron variants, is the furin cleavage site found on the spike protein which facilitates viral infection. Our COVID-19 programs under development are designed to interact with this cleavage site so they are expected to be effective against both current and future COVID-19 variants that continue to contain a furin cleavage site.

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

As of December 31, 2021, we had cash and cash equivalents of $136,377,000. Our capital raising activity in the past fiscal year consisted of the following:

On January 6, 2021, the Company entered into a securities purchase agreement with certain institutional and accredited investors relating to the offering and sale of 23,850,000 shares of Company common stock, par value $0.18 per share and warrants to purchase 17,887,500 shares of common stock. The combined purchase price for one share of common stock and a warrant to purchase 0.75 shares of common stock was $1.055. Subject to certain ownership limitations, the warrants are exercisable upon issuance. The warrants will expire on the 4.5-year anniversary of the date of issuance and have an exercise price of $1.055 per share. The common stock and warrants have been registered under the Securities Act of 1933, as amended. The offering closed on January 8, 2021, with net proceeds to the Company from the offering of approximately $23.3 million, after deducting fees and expenses.

On March 22, 2021, the Company entered into a securities purchase agreement with certain institutional and accredited investors relating to the offering and sale of 17,361,100 shares of our common stock, par value $0.18 per share. Concurrently with the offering, and pursuant to the purchase agreement, the Company also commenced a private placement whereby it issued and sold warrants exercisable for an aggregate of up to 13,020,825 shares of common stock. The combined purchase price for one share of common stock and a purchase warrant to purchase 0.75 shares of common stock is $2.88. Subject to certain ownership limitations, the warrants are exercisable upon issuance. The warrants will expire on the 4.5-year anniversary of the date of issuance. Subsequent to the issuance of the warrants, the Company filed a registration statement on Form S-3 (File No. 333-255411) to cover the sale of an aggregate of 13,020,825 shares of common stock issuable upon exercise of the warrants which was declared effective by the SEC on April 29, 2021. The net proceeds to the Company from the offering and the private placement are approximately $46.4 million, after deducting fees and expenses.

Warrant Activity

During 2021, the Company received $43.8 million from the exercises of warrants. The 2021 warrant exercises resulted in the reduction of approximately 37.5 million warrants, and the issuance of approximately 37.5 million shares of common stock. There were no warrant exercises during 2020.

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

Research and Development Phase

Research and development (R&D) costs are generally expensed as incurred. R&D expenses include, for example, manufacturing expense for our drugs under development, expenses associated with clinical trials and associated salaries and benefits. We have entered into various research and development contracts with research institutions, clinical research organizations, clinical manufacturing organizations and other companies. Payments for these activities are based on the terms of the individual agreements, which may differ from the pattern of costs incurred, and payments made in advance of performance are reflected in the accompanying consolidated balance sheets as prepaid expenses. We accrue for estimated costs incurred for ongoing research and development activities. When evaluating the adequacy of the accrued expenses, we analyze progress of the services, including the phase or completion of events, invoices received and contracted costs. Significant judgments and estimates may be made in determining the prepaid or accrued balances at the end of any reporting period. Actual results could differ from our estimates.

R&D expenses also include an allocation of the CEO's salary and related benefits including bonus and non-cash stock-based compensation expense based on an estimate of total hours expended on research and development activities.  Our CEO is involved in the development of the Company's drug candidates and oversight of the related clinical trial activity.

Research and development expenses for the years ended December 31, 2021 and 2020 were approximately $9,210,000 and $6,608,000, respectively.

Intellectual Property

We own patent applications directed to Endoxifen, treatments for COVID-19, and immunotherapies such as CAR-T therapies. We commonly seek patent claims directed to compositions of matter to therapeutics, including Endoxifen as well as methods of using such compositions. For each of our products, we have filed and expect to file multiple additional patent applications. As of January 15, 2022, based on a review of our patent estate, we own and are pursuing 83 pending patent applications (11 U.S. applications, including 1 allowed U.S. application, and 72 international applications) directed to our Endoxifen, immunotherapies such as CAR-T therapeutics and COVID-19 therapeutics programs.  As a company focused on therapies in oncology and infectious diseases, we are not developing or commercializing any of our medical devices, including our breast aspirator devices, transportation kits, tools for breast surgeons, and nipple aspirate fluid (NAF) cytology tests or methods of using such devices, kits or tests – nor do we maintain an inventory of our medical devices. We continue to evaluate our patent portfolio on an ongoing basis and, as a clinical-stage pharmaceutical company, no longer file, prosecute, maintain, or defend our patents and patent applications directed to any of our medical devices, kits, tests, and compositions not core to our business or to methods of using the foregoing due to short patent terms remaining on them and changed business goals.

 As of January 15, 2022, the following are the estimated number of patents (2) related to our programs that we are currently pursuing.

	Pending Applications (1, 2, 4)		Approximate Expiry Date (3)
	U.S.	International
Endoxifen Programs	6	45	2038	-	2043
COVID-19 Programs	2	4	2041	-	2042
Immunotherapy/CAR-T Program	3	23	2037	-	2039

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

4. The standards that the USPTO, and foreign patent offices use to grant patents are not always applied predictably or uniformly and can change. Consequently, our pending patent applications may not be allowed and, if allowed, may not contain the scope, type and extent of patent claims that will be adequate to conduct our business as planned. Additionally, any issued patents we currently own or obtain in the future may have a shorter patent term than expected or may not contain claims that will permit us to stop competitors from using our technology or similar technology or from copying our product.

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

Government Regulation

Drug Regulations

    We are subject to extensive regulation by the FDA and other federal, state, and local regulatory agencies. The Federal Food, Drug, and Cosmetic Act, or the FDCA, and its implementing regulations set forth, among other things, regulations for the execution of clinical studies, and the requirements for the testing, development, manufacture, quality control, safety, effectiveness, approval, labeling, storage, record keeping, reporting, distribution, import, export, advertising and promotion of our products. Our activities in other countries will be subject to regulation that is similar in nature and scope as that imposed in the U.S., although there can be important differences. Additionally, some significant aspects of regulation in the E.U. are addressed in a centralized procedure through the Europe Medicines Agency (EMA) and the European Commission, but country-specific regulation by the competent authorities of the E.U. member states remain essential in many respects.

U.S. Regulations

   In the U.S., the FDA regulates drugs under the FDCA and its implementing regulations, through review and ultimately approval of the New Drug Applications (NDAs). NDAs require extensive studies and submission of a large amount of data by the applicant, which is an amalgamation of data obtained under Investigational New Drug Applications (INDs) and other supporting available information.

Drug Development

Nonclinical Testing: Before testing any compound in human subjects in the U.S., extensive nonclinical data are required. Nonclinical testing generally consists of toxicological and pharmacological studies in animals. Studies must be performed in compliance with the FDA’s GLP regulations and the U.S. Department of Agriculture’s Animal Welfare Act.

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

    The conduct of clinical trials is subject to extensive regulation, including compliance with the FDA’s bioresearch monitoring regulations and GCP requirements, which establish standards for conducting, recording data from and reporting the results of, clinical trials, and are intended to assure that the data and reported results are credible and accurate, and that the rights, safety, and well-being of study participants are protected. Clinical trials must be conducted under written and approved protocols that detail the study objectives, parameters for monitoring safety, and the efficacy criteria, if any, to be evaluated. Each protocol is reviewed by the FDA as part of the IND application. In addition, each clinical trial must be reviewed, approved, and conducted under the auspices of an institutional review board, or IRB, at the institution conducting the clinical trial. Companies sponsoring the clinical trials, investigators, and IRBs also must comply with regulations and guidelines for obtaining informed consent from the study subjects, complying with the protocol and investigational plan, adequately monitoring the clinical trial and timely reporting adverse events. Foreign studies conducted under an IND application must meet the same requirements that apply to studies being conducted in the U.S. Data from a foreign study not conducted under an IND application may be submitted in support of an NDA if the study was conducted in accordance with GCP and the FDA is able to validate the data.

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

●

Phase 2 clinical trials generally are controlled studies that involve a relatively small sample of the intended patient population and are designed to develop data regarding the product’s effectiveness, to determine dose response and the optimal dose range and to gather additional information relating to safety and potential adverse effects.

●

Phase 3 clinical trials are conducted after preliminary evidence of effectiveness has been obtained and are intended to gather the additional information about safety and effectiveness necessary to evaluate the drug’s overall risk-benefit profile, and to provide a basis for physician labeling. Generally, Phase 3 clinical development programs consist of expanded, large-scale studies of patients with the target disease or disorder to obtain statistical evidence of the efficacy and safety of the drug, or the safety, purity, and potency of a biological product, at the proposed dosing regimen.

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

Drug Approval

Assuming successful completion of the required clinical testing, the results of the preclinical studies and of the clinical trials, together with other detailed information, including information on the manufacture and composition of the investigational product, are submitted to the FDA in the form of an NDA requesting approval to market the product for one or more indications. The testing and approval process requires substantial time, effort and financial resources. Submission of an NDA requires payment of a review user fee to the FDA, which will be $3,177,218 for fiscal year 2022. The FDA will review the application and may deem it to be inadequate to support commercial marketing, and there can be no assurance that any product approval will be granted on a timely basis, if at all. The FDA may also seek the advice of an advisory committee, typically a panel of clinicians practicing in the field for which the product is intended, for review, evaluation and a recommendation as to whether the application should be approved. The FDA is not bound by the recommendations of the advisory committee.

The FDA has various programs, including break-through therapy, fast track, priority review and accelerated approval that are intended to expedite or simplify the process for reviewing drugs and/or provide for approval on the basis of surrogate endpoints. Generally, drugs that may be eligible for one or more of these programs are those for serious or life-threatening conditions, those with the potential to address unmet medical needs and those that provide meaningful benefit over existing treatments. We cannot be sure that any of our drugs will qualify for any of these programs, or that, if a drug does qualify, the review time will be reduced, or the product will be approved.

Before approving an NDA, the FDA usually inspects the clinical sites with the greatest accrual to confirm the veracity of the clinical data, execution of the clinical study and protection of patient safety. The FDA will inspect the facility or the facilities where the product is manufactured, tested and distributed. Approval is not granted if these inspections raise concerns about the execution of the clinical studies or there is a lack of cGMP compliance. If the FDA evaluates the NDA and determines the clinical trial execution and manufacturing facilities as acceptable, the FDA may issue an approval letter. If the NDA is not approved, the FDA issues a complete response letter which is only issued for applications that are not approved. The approval letter authorizes commercial marketing of the drug for specific indications. As a condition of approval, the FDA may require post-marketing testing and surveillance to monitor the product’s safety or efficacy or impose other post-approval commitment conditions.

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

Post-Approval Requirements

Holders of an approved NDA are required to: (i) report certain adverse reactions to the FDA; (ii) comply with certain requirements concerning advertising and promotional labeling for their products; and (iii) continue to have cGMP compliance and all aspects of product manufacturing in a “state of control.” The FDA periodically inspects the sponsor’s records related to safety reporting and/or manufacturing and distribution facilities; this latter effort includes assessment of compliance with cGMP. Accordingly, manufacturers must continue to expend time, money and effort in the area of production, quality control and distribution to maintain cGMP compliance. Future FDA inspections may identify compliance issues at manufacturing facilities that may disrupt production or distribution or require substantial resources to correct. In addition, discovery of problems with a product after approval may result in restrictions on a product, manufacturer or holder of an approved NDA, including withdrawal of the product from the market.

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

In the E.U., marketing authorizations for medicinal products can be obtained through several different procedures founded on the same basic regulatory process. The centralized procedure is mandatory for certain medicinal products, including orphan medicinal products, medicinal products derived from certain biotechnological processes, advanced therapy medicinal products and certain other new medicinal products containing a new active substance for the treatment of certain diseases. It is optional for certain other products, including medicinal products that are significant therapeutic, scientific or technical innovations, or whose authorization would be in the interest of public or animal health. The centralized procedure allows a company to submit a single application to the EMA which will provide a positive opinion regarding the application if it meets certain quality, safety, and efficacy requirements. Based on the opinion of the EMA, the European Commission makes a final decision to grant a centralized marketing authorization which is valid in all 27 E.U. Member States and three of the four European Free Trade Association states (Iceland, Liechtenstein and Norway). Cancer products are usually required to go through the centralized procedure.

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

Similar to accelerated approval regulations in the U.S., conditional marketing authorizations can be granted in the E.U. by the European Commission in exceptional circumstances. A conditional marketing authorization can be granted for medicinal products where a number of criteria are fulfilled: i) although comprehensive clinical data referring to the safety and efficacy of the medicinal product have not been supplied, the benefit/risk balance of the product is positive, ii) it is likely that the applicant will be in a position to provide the comprehensive clinical data, iii) unmet medical needs will be fulfilled and iv) the benefit to public health of the immediate availability on the market of the medicinal product concerned outweighs the risk inherent in the fact that additional data are still required. A conditional marketing authorization must be renewed annually.

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

Post-Approval Regulation

Similarly, to the U.S., both marketing authorization holders and manufacturers of medicinal products are subject to comprehensive regulatory oversight by the EMA and the competent authorities of the individual E.U. Member States both before and after grant of the manufacturing and marketing authorizations. Failure by us or by any of our third-party partners, including suppliers, manufacturers and distributors to comply with E.U. laws and the related national laws of individual E.U. Member States governing the conduct of clinical trials, manufacturing approval, marketing authorization of medicinal products and marketing of such products, both before and after grant of marketing authorization, may result in administrative, civil or criminal penalties. These penalties could include delays or refusal to authorize the conduct of clinical trials or to grant marketing authorization, product withdrawals and recalls, product seizures, suspension, withdrawal or variation of the marketing authorization, total or partial suspension of production, distribution, manufacturing or clinical trials, operating restrictions, injunctions, suspension of licenses, fines and criminal penalties.

The holder of an E.U. marketing authorization for a medicinal product must also comply with E.U. pharmacovigilance legislation and its related regulations and guidelines, which entail many requirements for conducting pharmacovigilance, or the assessment and monitoring of the safety of medicinal products. These rules can impose on central marketing authorization holders for medicinal products the obligation to conduct a labor-intensive collection of data regarding the risks and benefits of marketed products and to engage in ongoing assessments of those risks and benefits, including the possible requirement to conduct additional clinical studies, which may be time consuming and expensive and could impact our profitability. Non-compliance with such obligations can lead to the variation, suspension, or withdrawal of the marketing authorization for the product or imposition of financial penalties or other enforcement measures.

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

We and our third-party manufacturers are subject to cGMP, which are extensive regulations governing manufacturing processes, stability testing, record keeping, and quality standards as defined by the EMA, the competent authorities of E.U. Member States and other regulatory authorities. The EMA reviews Periodic Safety Update Reports for medicinal products authorized in the E.U. If the EMA has concerns that the risk benefit profile of a product has varied, it can adopt an opinion advising that the existing marketing authorization for the product be suspended or varied and can advise that the marketing authorization holder be obliged to conduct post-authorization safety studies. The EMA opinion is submitted for approval by the European Commission. Failure by the marketing authorization holder to fulfill the obligations for which the approved opinion provides can undermine the on-going validity of the marketing authorization.

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

Further, the E.U. has recently adopted a comprehensive overhaul of its data protection regime from the current national legislative approach to a single European Economic Area Privacy Regulation, the General Data Protection Regulation 2016/679/EU (GDPR), which came into effect on May 25, 2018. The GDPR extends the scope of the E.U. data protection law to all foreign companies controlling, processing, and/or using data of E.U. residents. It imposes a strict data protection compliance regime with severe penalties of up to the greater of 4% of worldwide turnover and €20 million and includes new rights such as the “right to be forgotten” and “portability” of personal data, with more onerous requirements related to pseudo-anonymization and anonymization of personal data. Further, the scope of “personal data” has been expanded to include genetic data, and data concerning health and adverse event reporting from clinical trials.

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

Employees

As of the date of filing this report, we employ two executive officers, four full-time employees and two part-time employees. We expect that we will hire more employees as we develop our current and future programs.

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

On March 29, 2021, the Board of Directors approved an amendment to the 2020 Stock Incentive Plan to increase the plan by 15 million shares. This amendment was approved by the stockholders on May 14, 2021.

Executive officers

The names of our executive officers and their ages as of December 31, 2021, are as follows:

Name	Age	Position
Executive Officers:
Steven C. Quay, M.D., Ph.D.	71	Chairman of the Board, President and Chief Executive Officer
Kyle Guse, Esq., CPA (inactive)	58	Chief Financial Officer, General Counsel and Secretary

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

Purchasing shares of common stock is an investment in our securities and involves a high degree of risk. You should carefully consider the following information about these risks, together with the other information contained in this Annual Report, before purchasing our securities. If any of the following risks actually occur, our business, financial condition and results of operations would likely suffer. In that case, the market price of the common stock could decline, and you may lose part or all of your investment in our company. Additional risks of which we are not presently aware or that we currently believe are immaterial may also harm our business and results of operations.

Risks Relating to our Business

We have only a limited operating history, and, as such, an investor cannot assess our profitability or performance based on past results.

Since December 2015, our business has focused on the development of novel therapeutics and delivery methods for the treatment of breast cancer and other breast conditions. In the first quarter of 2020, we began development of a novel potential therapy for hospitalized COVID-19 patients and in the second quarter 2020 we launched a second COVID-19 program for patients who do not require hospitalization. However, this is a departure from our historical focus on breast cancer and we have no operating history as a company in developing treatments for infectious diseases. Because of our limited operating history, particularly in the area of pharmaceutical development, our revenue and income potential is uncertain and cannot be based on prior results. Any evaluation of our business and prospects must be considered in light of these factors and the risks and uncertainties often encountered by companies in the development stage. Some of these risks and uncertainties include our ability to:

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

  For the year ended December 31, 2021, we incurred a net loss of $20,606,000 and we had an accumulated deficit of $129,234,000 since inception. As of December 31, 2021, we had cash and cash equivalents of $136,377,000. Because we have no current sources of revenue, we expect that we will need to raise capital again in the future to continue to fund our operations. When we elect to raise additional funds or when additional funds are required, we may raise such funds from time to time through public or private equity offerings, debt financings, corporate collaboration and licensing arrangements or other financing alternatives. These financing arrangements may not be available on acceptable terms, if at all. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we will be prevented from developing our pharmaceutical candidates, pursuing acquisitions, invest in other companies including as a sponsor or investor in special purpose acquisition companies, licensing, development and commercialization efforts, and our ability to continue operations, generate revenues, and achieve or sustain profitability will be substantially harmed.  We currently have fewer than 4 million shares of common stock authorized that are not reserved for specific purposes. Although we have proposed to our stockholders that our charter be amended to add additional authorized shares for various potential purposes, including potential capital raising transactions, to date our stockholders have not approved such a proposal and may not approve such a proposal in the future. A lack of authorized shares may limit our ability to raise capital when needed.

  If we raise additional funds by issuing equity securities, our stockholders will experience dilution. Debt financing, if available, would result in increased fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Any debt financing or additional equity, including securities convertible into or exercisable for equity securities, that we raise may contain terms, such as liquidation, conversion and other preferences, that are not favorable to us or our stockholders. If we raise additional funds through collaboration and licensing arrangements with third parties, it may be necessary to relinquish valuable rights to our technologies, future revenue streams or product candidates or to grant licenses on terms that may not be favorable to us. Should the financing we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, our business, operating results, financial condition and prospects could be materially and adversely affected, and we may be unable to continue our operations.

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

We have a history of operating losses, and we expect to continue to incur losses in the future.

 We have a limited operating history and have incurred net losses each year. Our net loss for the year ended December 31, 2021, was $20,606,000. We will continue to incur further losses in connection with research and development costs for development of our programs, including ongoing and additional clinical studies.

Any products we may develop may never achieve significant commercial market acceptance.

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

We will need to attract, retain, and motivate experienced clinical development and other personnel, particularly in the greater Seattle area as we expand our pharmaceutical development activities. These employees may not be available in this geographic region. In addition, competition for these employees is intense and recruiting and retaining skilled employees is difficult, particularly for a development-stage organization such as ours. If we are unable to attract and retain qualified personnel, our development activities may be adversely affected. Even if we are successful in identifying and attracting qualified employees, recent market changes have made employment costs substantially higher. As a result, our operating expenses may go up in the current market environment.

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

Successful development of anti-cancer and other pharmaceutical products is highly uncertain and obtaining regulatory approval to market drugs to treat cancer and other breast conditions is expensive, difficult, and speculative. Compounds that appear promising in research and development may fail to reach later stages of development for several reasons, including, but not limited to:

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

●

nonclinical or clinical testing requiring significantly more time than expected resources or expertise than originally expected and inadequate financing, which could cause clinical trials to be delayed or terminated;

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

●	delays in reaching or failing to reach agreement on acceptable terms with manufacturers or prospective clinical research organizations (CROs), and trial sites;
●	availability of vaccines or approved therapeutics developed by others may reduce the demand and commercial opportunities for our COVID-19 drug candidates; and
●

failure of third-parties, such as clinical research organizations, academic institutions, collaborators, cooperative groups, and/or investigator sponsors, to conduct, oversee, and monitor clinical trials and results.

  In addition, from time to time we expect to report interim, top-line or “preliminary” data for clinical trials, including for example the interim results reported in May 2020 for our Phase 2 study of Endoxifen in Australia. Such data are based on a preliminary analysis of then-available efficacy and safety data, and such findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. Interim, top-line or preliminary data are based on important assumptions, estimations, calculations and information then available to us to the extent we have had, at the time of such reporting, an opportunity to fully and carefully evaluate such information in light of all surrounding facts, circumstances, recommendations and analyses. As a result, interim, top-line or “preliminary” results may differ from future results, or different conclusions or considerations may qualify such results once existing data have been more fully evaluated. In addition, third parties, including regulatory agencies, may not accept or agree with our assumptions, estimations, calculations or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of the particular compound and our business in general.

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

  We are subject to rigorous and extensive regulation by the FDA in the U.S. and by comparable agencies in other jurisdictions, including the Europe Medicines Agency (EMA) in the European Union (E.U.) and the Therapeutic Goods Administration (TGA) in Australia.

Our product candidates are currently in research or development, and we have not received marketing approval for our products. Our products may not be marketed in the U.S. until they have been approved by the FDA and may not be marketed in other jurisdictions until they have received approval from the appropriate foreign regulatory agencies. Each product candidate requires significant research, development and preclinical testing and extensive clinical investigation before submission of any regulatory application for marketing approval. As a result, the regulatory pathway for these products may be more complex and obtaining regulatory approvals may be more difficult.

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

 Another example is that Hunan Research Ethics Committee (HREC) provided approval to commence the study but has not approved the final part of the study involving COVID-19 infected patients because it is unclear if that part of the study will be conducted at the site in Australia. The addition of new sites will require additional approvals and we will have to conduct this part of the study where COVID-19 infections allow.

 If our products are not approved at all or quickly enough to provide net revenues to defray our operating expenses, our business, financial condition, operating results and prospects could be harmed.

We are developing our products, including AT-H201 drug to treat COVID-19 patients and Endoxifen to treat patients with breast cancer, who are severely ill, and patient deaths that occur in our clinical trials could negatively impact our business even if such deaths are not shown to be related to our drugs.

 We intend to enroll patients in studies of our drug candidates for patients who may die while enrolled in our studies.  For example, we are developing AT-H201for COVID patients who may be severely ill, including patients on ventilators. COVID patients on ventilators are very sick and many do not recover either because of COVID-19 or other illnesses. Patients in our Endoxifen studies may have breast cancer which could cause death. As a result, it is likely that we will observe severe adverse outcomes of some patients in our clinical trials for our drugs, including patient death. These adverse outcomes, even if unrelated to our drugs, could expose us to lawsuits and liabilities and could diminish our ability to obtain regulatory approval and/or achieve commercial acceptance for the related drug and our business could be materially harmed.

We are dependent on third-party service providers for a number of critical operational activities including, in particular, for the manufacture and testing of our products and associated supply chain operations, as well as for clinical trial activities. Any failure or delay in these undertakings by third parties could harm our business.

  Our business is dependent on the performance by third parties of their responsibilities under contractual relationships. In particular, we heavily rely on third parties for the manufacture and testing of our products. We do not have internal analytical laboratory or manufacturing facilities to allow the testing or production of products in compliance with Good Manufacturing Practices (cGMP). As a result, we rely on third parties to supply us in a timely manner with manufactured product candidates. We may not be able to adequately manage and oversee the manufacturers we choose, they may not perform as agreed or they may terminate their agreements with us. In particular, we depend on third-party manufacturers to conduct their operations in compliance with Good Laboratory Practices (GLP) or similar standards imposed by the U.S. and/or applicable foreign regulatory authorities, including the FDA and EMA. Any of these regulatory authorities may take action against a contract manufacturer who violates cGMP. Failure of our manufacturers to comply with FDA, EMA or other applicable regulations may cause us to curtail or stop the manufacture of such products until we obtain regulatory compliance.

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

  We also rely on third-party service providers for certain warehousing and transportation. With regard to the distribution of our drugs, we depend on third-party distributors to act in accordance with Good Distribution Practice (GDP), and the distribution process and facilities are subject to continuing regulation by applicable regulatory authorities with respect to the distribution and storage of products.

  In addition, we depend on medical institutions and CROs (together with their respective agents) to conduct clinical trials and associated activities in compliance with Good Clinical Practices (GCP) and data privacy standards such as defined under the Health Insurance Portability and Accountability Act (HIPAA), California Consumer Privacy Acts (CCPA), and General Data Protection Regulation (GDPR) and in accordance with our timelines, expectations and requirements. We are substantially dependent on the organizations conducting the clinical trials of our proprietary Endoxifen. To the extent any such third parties are delayed in achieving or fail to meet our clinical trial enrollment expectations, fail to conduct our trials in accordance with GCP, patient and data privacy standards such as HIPAA or study protocol or otherwise take actions outside of our control or without our consent, our business may be harmed. Furthermore, we conduct clinical trials in foreign countries, subjecting us to additional risks and challenges, including, patient and data privacy standards such as GDPR and in particular, as a result of the engagement of foreign medical institutions and foreign CROs, who may be less experienced with regard to regulatory matters applicable to us and may have different standards of medical care.

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

We may encounter delays in our clinical trials or may not be able to conduct our trials in a timely manner.

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

   Our business may expose us to potential product liability risks inherent in the testing, marketing, and processing personalized medical products, particularly those products and services we offered prior to shifting our focus on pharmaceutical development. Product liability risks may arise from, but are not limited to:

●	death of severely ill patients participating in our studies; and

●	adverse events related to drugs and therapies we are developing.

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

  Our commercial success will depend, in part, on our ability to obtain additional patents and licenses and to protect our existing patent position, both in the U.S. and in other countries, for therapeutics and related technologies, processes, methods, compositions, and other inventions that we believe are patentable all of which provide limited protection and may not adequately protect our rights or permit us to gain or keep any competitive advantage. As of January 15, 2022, we own and are pursuing 83 (11 U.S. and 72 international applications) pending provisional and non-provisional patent applications. We continue to evaluate the full range of our technologies and file new patent applications.

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

 United States Patent and Trademark Office (USPTO) and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent process. Periodic maintenance fees, renewal fees, annuity fees, and various other governmental fees on any issued patents and/or applications are due to be paid to the USPTO and foreign patent agencies in several stages over the lifetime of the patents and/or applications. We have systems in place to remind us to pay these fees, and we employ outside firms and rely on our outside counsel to pay these fees. While an inadvertent lapse may sometimes be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, our competitors might be able to enter the market earlier than should otherwise have been the case, which would have a material adverse effect on our business.

Changes in U.S. patent law could diminish the value of patents in general, thereby impairing our ability to protect our products.

As is the case with other biotechnology and pharmaceutical companies, our success is heavily dependent on intellectual property, particularly on obtaining and enforcing patents. Obtaining and enforcing patents in the biotechnology and pharmaceutical industries involve both technological and legal complexity, and is therefore costly, time-consuming and inherently uncertain. For the past several years, the U.S. has conducted proceedings involving post-issuance patent review procedures, such as inter partes review (IPR), and post-grant review and covered business methods. These proceedings are conducted before the Patent Trial and Appeal Board (PTAB), of the USPTO. Each proceeding has different eligibility criteria and different patentability challenges that can be raised. In this regard, the IPR process permits any person (except a party who has been litigating the patent for more than a year) to challenge the validity of U.S. patents on the grounds that it was anticipated or made obvious by prior art. As a result, non-practicing entities associated with hedge funds, pharmaceutical companies who may be our competitors and others have challenged certain valuable pharmaceutical U.S. patents based on prior art through the IPR process. A decision in such a proceeding adverse to our interests could result in the loss of valuable patent rights which would have a material adverse effect on our business, financial condition, results of operations and growth prospects. Any potential future changes to the U.S. patent system could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business, financial condition, results of operations and growth prospects. Further, recent U.S. Supreme Court rulings have narrowed the scope of patent protection available in certain circumstances and weakened the rights of patent owners in certain situations. In particular, on March 20, 2012, the U.S. Supreme Court issued the Prometheus and Alice decision, holding that several claims drawn to measuring drug metabolite levels from patient samples were not patentable subject matter. The full impact of the Prometheus and Alice decision on diagnostic and certain method claims is uncertain. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents once obtained. Depending on decisions by the U.S. Congress, the federal courts, and the USPTO, the laws and regulations governing patents could change in unpredictable ways that could weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future. The standards that courts use to interpret patents are not always applied predictably or uniformly and may evolve, particularly as new technologies develop. In addition, changes to patent laws in the U.S. or other countries may be applied retroactively to affect the validity, enforceability, or term of our patent. For example, the U.S. Supreme Court has modified some legal standards applied by the USPTO in examination of U.S. patent applications, which may decrease the likelihood that we will be able to obtain patents and may increase the likelihood of challenges to patents we obtain or license.

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

  Further, from January 1, 2021, companies have to comply with the GDPR and also the United Kingdom GDPR, or UK GDPR, which, together with the amended UK Data Protection Act 2018, retains the GDPR in UK national law. The UK GDPR mirrors the fines under the GDPR, i.e., fines up to the greater of £17.5 million or 4% of global turnover. The European Commission has adopted an adequacy decision in favor of the UK, enabling data transfers from EU member states to the UK without additional safeguards. However, the UK adequacy decision will automatically expire in June 2025 unless the European Commission re-assesses and renews/ extends that decision, and remains under review by the Commission during this period. The relationship between the UK and the EU in relation to certain aspects of data protection law remains unclear, and it is unclear how UK data protection laws and regulations will develop in the medium to longer term, and how data transfers to and from the UK will be regulated in the long term. These changes may lead to additional costs and increase our overall risk exposure

If we experience a significant disruption in our information technology systems or breaches of data security, our business could be adversely affected.

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

  Public health pandemics, epidemics or outbreaks could adversely impact our business.  The ongoing COVID-19 pandemic and related supply-chain disruptions are affecting the United States and global economies and may affect our operations and those of third parties on which we rely, including causing possible disruptions in the supply of the Company’s Endoxifen, AT-H201, AT-301 and the conduct of current and future clinical trials. In addition, the COVID-19 pandemic may affect the operations of the U.S. FDA and other health authorities including similar entities/agencies in Sweden and Australia, which could result in delays in meetings, reviews and approvals. The evolving COVID-19 pandemic could also directly or indirectly impact the pace of enrollment in our clinical trials for at least the next several months and possibly longer as patients may avoid or may not be able to travel to healthcare facilities and physicians’ offices except for a health emergency. Such facilities and offices may also be required to focus limited resources on non-clinical trial activities, including treatment of COVID-19 patients, and may not be available, in whole or in part, for clinical trial activities related to our products under development. We have not experienced any delay in drug supply for our ongoing and planned clinical studies, including studies of Endoxifen, AT-301 and AT-H201. Additionally, while the potential economic impact brought by, and the duration of, the COVID-19 pandemic is difficult to assess or predict, the impact of the COVID-19 pandemic on the global financial markets may reduce the Company’s ability to access capital, which could negatively impact the Company’s short-term and long-term liquidity. The ultimate impact of the COVID-19 pandemic is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business, financing or clinical trial activities or on healthcare systems or the global economy as a whole. However, these effects could have a material adverse impact on the Company’s liquidity, capital resources, operations, financial position and business and those of the third parties on which we rely. We will continue to monitor future enrollment in studies for potential restrictions on site visits, mammograms or the impositions of new restrictions on trials as a result of the COVID-19 pandemic. The continued spread of the coronavirus globally could adversely impact our operations that are dependent on third-party service providers for a number of critical operational activities including, in particular,

●	regulatory (FDA, MPA, TGA) meetings and approvals could be delayed;
●	protocol review groups (IRB, HREC, IEC, etc.) meetings and approvals could be delayed;
●	our drug supply chain could be interrupted and shipping may incur new surcharges;
●	enrollment in our clinical studies could slow or be halted;
●	operations in general could be disrupted with potential infection of employees and consultants and difficulties with a remote work force;
●	quarantines of people and drugs needed for our studies could adversely affect operations;
●	our stock price could be adversely impacted and access to capital could be more challenging; or
●	our ability to access our facilities and timely prepare and file regulatory reports with the SEC.

The end of the COVID-19 pandemic may make our COVID-19 programs obsolete.

Although many public health authorities have said that COVID-19 will continue to be present in circulation for the foreseeable future, the end of the pandemic and the shift to an endemic phase would likely reduce the need for our COVID-19 product candidates and may make them obsolete or unnecessary. It is possible that our development timeline for these programs will exceed the duration of the pandemic such that we do not realize a positive return on these investments. To the extent that the stock market has placed value in our COVID-19 programs, positive developments relating to the end of the pandemic could have a negative impact on our stock price.

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

The trading price of our common stock has been and is likely to continue to be volatile.

          Our stock price is highly volatile. During the one year prior to February 18, 2022, our stock price has ranged from $1.20 to $8.62 per share.  In addition to the factors discussed in this report, the trading price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

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

We are required to maintain internal controls over financial reporting and to report any material weaknesses in such internal controls. If we identify material weaknesses in our internal control over financial reporting, if we are unable to comply with the requirements of the Sarbanes-Oxley Act in a timely manner or assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the trading price of our common stock could be negatively affected, and we could become subject to investigations by the stock exchange on which our securities is listed, the Securities and Exchange Commission, or other regulatory authorities, which could require additional financial and management resources.

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

As of December 31, 2021, we leased a total of approximately 202 square feet of office space in one location in Seattle, Washington, from WW 107 Spring Street LLC. We believe that our current facilities will be adequate to meet our needs for the next 12 months. This information is incorporated in this report under “PART II, ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Commercial Lease Arrangements.”

ITEM 3.	LEGAL PROCEEDINGS

We are not currently a party to any material legal proceedings.

ITEM 4.	MINE SAFETY DISCLOSURE

Not applicable.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock, par value $0.18 per share, trades on the Nasdaq Capital Market under the symbol “ATOS”.

Stockholders

As of February 18, 2022, there were approximately 36 stockholders of record of our common stock, one of which is Cede & Co., a nominee for Depository Trust Company, or DTC and approximately 122,180 beneficial holders. All of the shares of common stock held by brokerage firms, banks and other financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC, and are therefore considered to be held of record by Cede & Co. as one stockholder.

Dividends

The Company has never declared or paid any cash dividends on our common stock. We currently intend to retain any future earnings to finance the growth and development of our business.

Issuer Purchases of Securities

We did not repurchase any of our equity securities during the fourth quarter of the year ended December 31, 2021.

Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

ITEM 6.	RESERVED

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Company Overview

We are a clinical-stage biopharmaceutical company seeking to develop proprietary innovative medicines in areas of significant unmet medical need in oncology and infectious diseases, with a current focus on breast cancer, other breast conditions and COVID-19. Our drug under development for breast cancer and other breast conditions is Endoxifen which is being developed primarily in two settings: one to reduce tumor cell activity in breast cancer patients in the neoadjuvant setting, meaning prior to surgery; and another to reduce dense breast tissue in women. Our two COVID-19 drugs under development are AT-H201, an inhalation therapy to improve lung function of moderate to severely ill, hospitalized COVID-19 patients; and AT-301, a nasal spray for COVID-19 patients for at-home use. A key feature of the original SARS-CoV-2 virus that is retained in both the Delta and Omicron variants, is the furin cleavage site found on the spike protein which facilitates viral infection. Our COVID-19 programs under development are designed to interact with this cleavage site so they are expected to be effective against both current and future COVID-19 variants that continue to contain a furin cleavage site.

Our business strategy is to advance our programs through clinical studies including with partners, and to opportunistically add programs in areas of high unmet medical need through acquisition, collaboration, or internal development.

Summary of Leading Programs

Endoxifen. Endoxifen is an active metabolite of tamoxifen which is an FDA-approved drug to treat and prevent breast cancer in high-risk women. We are developing a proprietary form of Endoxifen which is administered orally for the potential treatment of breast cancer and women with breast density.  We have successfully completed three Phase 1 clinical studies (including a study in men) and two Phase 2 clinical studies with our proprietary Endoxifen. We have also completed significant pre-clinical development and have developed clinical manufacturing capabilities through qualified third parties.

Endoxifen for Women with Breast Density.  Mammographic breast density (MBD) is an emerging public health issue affecting over 10 million women in the U.S. Studies conducted by others have shown that MBD increases the risk of developing breast cancer and that reducing MBD can reduce the incidence of breast cancer.

In December 2021, we commenced a Phase 2 study of our proprietary oral Endoxifen. The study, known as the Karisma-Endoxifen study, is a Phase 2, randomized, double-blind, placebo-controlled, dose-response study of our proprietary oral Endoxifen in healthy premenopausal women with measurable breast density. The primary objective of the study is to determine the dose-response relationship of daily Endoxifen on breast density reduction. Secondary endpoints will assess safety and tolerability, and the trial includes an exploratory endpoint to assess durability of the breast density changes. The study is being conducted at the South General Hospital in Stockholm and will include approximately 240 participants who will receive daily doses of Endoxifen or placebo for six months. The study is being led by principal investigator Per Hall, M.D., Ph.D., Department of Medical Epidemiology and Biostatistics at Karolinska Institutet.

Based on input from the FDA and Swedish Medical Products Agency, reduction in MBD may not be an approvable indication unless we can demonstrate that our Endoxifen also reduces the incidence of breast cancer. We may therefore conduct additional studies of Endoxifen to assess its correlation with the risk of breast cancer and/or reduction in the incidence of new breast cancers.

Endoxifen for Neoadjuvant Treatment of Breast Cancer.  We are also developing Endoxifen to treat breast cancer in the neoadjuvant setting, which is the administration of a therapy before the surgical treatment, with a current focus on breast cancers that are classified as estrogen receptor positive (ER+). Although there are numerous neoadjuvant treatments for breast cancers that are not ER+, there are few neoadjuvant treatments for ER+ breast cancer which comprises about 78% of all breast cancers. We believe there is a compelling need for therapy with our Endoxifen in this setting.

In December 2021, we completed a PIND meeting with the FDA. The purpose of the meeting was to obtain input from the FDA on pre-clinical, clinical, manufacturing and regulatory matters in the U.S. for our proprietary Endoxifen to treat breast cancer. Based in part on the feedback from the FDA, we plan to open an IND for a multi-center Phase 2 study to further advance our Endoxifen in the neoadjuvant setting. We plan to focus our development on pre-menopausal women with ER+, human epidermal growth factor receptor 2 negative (HER2-) breast cancer for whom the current treatment options typically include drugs that suppress ovarian function and essentially force the patient into menopause.

We recently completed a Phase 2 study in Australia which enrolled 7 newly diagnosed patients with ER+ and stage 1 or 2 invasive breast cancer, requiring mastectomy or lumpectomy. In February 2021, we concluded that the study produced substantially positive results and that continuing enrollment in the study would not be necessary in advancing the program. We therefore discontinued the study based in part on results from the first six patients. In June 2021, we reported final results from the study of all 7 patients which showed that tumor cell proliferation in study participants was reduced by an average of 65%, as measured by Ki-67 expression, which is a common measure of tumor cell activity in breast cancer.

AT-301 for COVID-19.  AT-301 is our proprietary drug formulation candidate intended for nasal administration in patients immediately following diagnosis of COVID-19 but who have not yet exhibited symptoms severe enough to require hospitalization. It is intended for at-home use to reduce symptoms of COVID-19 and to slow the infection rate so that a person’s immune system can more effectively fight COVID-19.

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

In October 2020, we completed enrollment in a Phase 1 study of AT-301 which was a double-blinded, randomized, and placebo-controlled safety study of AT-301 nasal spray in 32 healthy adult subjects. An evaluation of the data indicated that there were no serious adverse events, no discontinuations, and only one of the subjects in the study experienced adverse events that were considered related to the study drug and moderate in severity. We concluded that our AT-301 nasal spray was safe and well tolerated in this study. We received input from the FDA on this program in 2021 and based in part on that input, we are now preparing to conduct additional pre-clinical studies. Following that, we expect to apply to the FDA to commence a Phase 2 study in the United States.

We may also develop our AT-301 nasal spray to potentially help prevent COVID-19 infection — particularly for people in high-risk environments, such as people living with an infected patient, people living and working in healthcare facilities, emergency responders or teachers.

AT-H201 for COVID-19. AT-H201 is a proprietary combination of two drugs previously approved by the FDA to treat other diseases. It is intended to improve compromised lung function for moderate to severely ill, hospitalized COVID-19 patients by inhalation. We also intend to study AT-H201 on long haul COVID-19 survivors. We received input from the FDA on potential pathways to develop AT-H201 and the FDA requested that we provide, among other things, additional pre-clinical results and other information on AT-H201.

In September 2021 we began enrollment in Australia in a Phase 1/2a study of AT-H201 and in February 2022, we began enrollment in the second of four parts of the study. The study plans to enroll 60 healthy participants and moderately ill hospitalized COVID-19 patients. The Australian regulatory authority will review data after each part of the study before we may proceed with subsequent parts of the study. Because the final part of the study in COVID-19 infected patients may require that we use additional study sites, approval of that part of the study, and additional sites will depend on COVID-19 infections and may therefore be delayed.

Impact of the Novel Coronavirus

The continued spread of the COVID-19 pandemic is affecting the U.S. and global economies and may affect the Company’s operations and those of third parties on which the Company relies, including causing possible disruptions in the supply of the Company’s Endoxifen, AT-H201, AT-301, the pace of enrollment in our clinical trials and the conduct of current and future clinical trials. In addition, the COVID-19 pandemic may affect the operations of the U.S. FDA and other health authorities including similar entities/agencies in Sweden and Australia, which could result in delays in meetings, reviews and approvals. Additionally, while the potential economic impact brought by, and the duration of, the COVID-19 pandemic is difficult to assess or predict, the impact of the COVID-19 pandemic on the global financial markets may reduce the Company’s ability to access capital, which could negatively impact the Company’s short-term and long-term liquidity. The ultimate impact of the COVID-19 pandemic is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business, financing or clinical trial activities or on healthcare systems or the global economy as a whole as a result of the COVID-19 pandemic; however, we have not experienced a significant delay in the enrollment or the drug supply for our ongoing and planned clinical studies, including studies of Endoxifen, AT-301 and AT-H201. In recent weeks the number of reported cases of COVID-19 has declined in many countries. If this trend continues it may be difficult to enroll participants in our COVID-19 clinical studies.

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

 Critical Accounting Policies and Significant Estimates

  Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses. We base our estimates on our historical experience, known trends and events, and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates under different assumptions or conditions.

  While our significant accounting policies are more fully described in Note 3 to our consolidated financial statements included in this Form 10-k, we believe that the following accounting policies are the most critical to the judgments and estimates used in the preparation of our consolidated financial statements.

Research and Development

 As part of the process of preparing our consolidated financial statements, we are required to estimate our accrued research and development expenses. This process involves reviewing open contracts and work orders, communicating with our applicable personnel to identify services that have been performed on our behalf, and estimating the associated cost incurred for the services, including, in some cases, when we have not yet been invoiced or otherwise notified of actual costs. R&D costs are generally expensed as incurred. R&D expenses include, for example, manufacturing expense for our drugs under development, expenses associated with preclinical studies, clinical trials and associated salaries, bonuses, stock-based compensation and benefits. R&D expenses also include an allocation of the CEO's salary and related benefits including bonus and non-cash stock-based compensation expense based on an estimate of his total hours expended on research and development activities.

We have entered into various research and development contracts with research institutions, CRO, clinical manufacturing organizations (CMO) and other companies. The majority of our service providers invoice us monthly for services performed, however, payments under some of these contracts may be required in advance of the services being performed, for example when a contract requires an initial payment at the outset of the contract. Payments made in advance of performance of services are reflected in the accompanying consolidated balance sheets as prepaid expenses.

We base our expenses related to preclinical studies and clinical trials on our estimates of the services received and efforts expended pursuant to quotes and contracts with CROs and other companies that conduct and manage preclinical studies and clinical trials on our behalf. The financial terms of these vary from contract to contract and may result in uneven payment flows. There may be instances in which payments made to our vendors will exceed the level of services provided and result in a prepayment of the expense. In accruing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from the estimate, we adjust the accrual or prepaid expense accordingly. We make estimates of our accrued expenses as of each balance sheet date in the consolidated financial statements based on facts and circumstances known to us at that time. However, additional information may become available to us, which may allow us to make a more accurate estimate in future periods. If we do not identify costs that we have begun to incur or if we underestimate or overestimate the level of services performed or the costs of these services, our actual expenses could differ from our estimates.

Stock-Based Payments

We measure all stock option awards grated to employees, non-employee directors and consultants based on the fair value on the date of grant and recognize compensation expense over the requisite estimated service period which is generally the vesting period of the respective award. The straight-line method of expense recognition is applied to all awards with service-only conditions. We account for forfeitures as they occur.

  The fair value of each option grant is estimated using the Black-Scholes option-pricing model, which requires assumptions regarding the expected volatility of our stock options, the expected life of the options, an expectation regarding future dividends on our common stock, estimation of an appropriate risk-free interest rate and expected term. Our expected common stock price volatility assumption is based upon the historic volatility of our stock price. The expected life assumption for stock option grants is based an average of the contractual term of the options of ten years with the average vesting term of one to four years. The dividend yield assumption of zero is based upon the fact that we have never paid cash dividends and presently have no intention of paying cash dividends in the future. The risk-free interest rate used for each grant was based upon prevailing short-term interest rates over the expected life of the options.

While assumptions used to calculate and account for share-based compensation awards represent management’s best estimates, these estimates involve inherent uncertainties and the application of management’s judgement. As a result, if revisions are made to our underlying assumptions and estimates, our share-based compensation expense could vary significantly from period to period.

Results of Operations

Comparison of Years Ended December 31, 2021 and 2020 (amounts in thousands)

Revenue and Cost of Revenue:

For the years ended December 31, 2021 and 2020, we have no source of sustainable revenue and no associated cost of revenue.

Operating Expenses: Total operating expenses were $20,521 for the year ended December 31, 2021, which is an increase of $5,914, or 40% from the year ended December 31, 2020. Operating expenses for 2021 consisted of research and development (R&D) expenses of $9,210 and general and administrative (G&A) expenses of $11,311. Operating expenses for 2020 consisted of R&D expenses of $6,608 and G&A expenses of $7,999. The basis for the increased operating expenses in 2021 is explained below.

Research and Development Expenses: R&D expenses for the year ended December 31, 2021, were $9,210, an increase of $2,602 or 39% from total R&D expenses for the year ended December 31, 2020, of $6,608. The increase in R&D expense is attributed to increased spending on clinical and non-clinical trials of $422 over 2020 due to additional pre-clinical testing and manufacturing expenses for Endoxifen. Stock-based compensation, which is a non-cash charge, increased $693 year over year. R&D compensation was also up $227 due to salary, bonus and benefit increases during 2021. 2021 R&D expenses also include a $1,000 exclusivity payment for the exclusive right to negotiate a with a leading research organization for the rights to two oncology clinical programs. Refer to Note 15 Subsequent Events, included in this Annual Report on Form 10-K. There were no similar exclusivity payments made during 2020. The remaining increase is due to increased spending on professional fees in 2021 as compared to 2020, due to the hiring of regulatory consultants and other vendors.

General and Administrative Expenses: G&A expenses were $11,311 for the year ended December 31, 2021, an increase of $3,312, or 41% from total G&A expenses for the year ended December 31, 2020, of $7,999. The increase in G&A expenses for the year ended December 31, 2021, is attributable to non-cash stock-based compensation expense of $1,555. Compensation also increased $460 due to the addition of a new employee during 2021, increased hourly employees time, and employee bonus increases over the prior year. Insurance expense has also increased $668 due to the addition of the COVID-19 program year over year. Professional fees have also increased $897 due primarily to an increase of proxy costs for investor outreach on a proposal to increase authorized shares, expense related to a special stockholder meeting and increased consulting and auditing fees. Legal fees decreased $360 year over year due to lower patent activity in 2021.

Warrant Financing Costs and Change in Fair Value of Common Stock Warrants: There were no common stock liability warrants issued during the year ended December 31, 2021. The December 11, 2020 financing including the overallotment on December 28, 2020, included the issuance of common stock liability warrants. The Company incurred financing costs associated with these common stock liability warrants of $939 upon issuance. The Company also recorded changes in the fair value of the liability warrants during the year ended December 31, 2020 of $2,333. On January 1, 2021, the Company implemented ASU No. 2020-06 and reclassified the common stock warrant liability to equity.

Income taxes: We have incurred net operating losses since inception; we did not record an income tax benefit for our incurred losses for the years ended December 31, 2021 and 2020, due to uncertainty regarding utilization of our net operating loss carryforwards and due to our history of losses.

Liquidity and Capital Resources

The Company has incurred net losses and negative operating cash flows since inception. For the year ended December 31, 2021, the Company recorded a net loss of $20,606 and used $16,472 of cash in operating activities. As of December 31, 2021, the Company had $136,377 in cash and cash equivalents and working capital of $138,114.  We believe we have sufficient cash to fund our projected operating requirements for at least the next 12 months.

Cash Flows

As of December 31, 2021, we had cash, cash equivalents and restricted cash of $136,487.

Net Cash Flows from Operating Activities: Net cash used in operating activities was $16,472 for the year ended December 31, 2021, an increase of $4,902, or 42%, compared to net cash used in operating activities for the year ended December 31, 2020, of $11,570. The increase in the 2021 period as compared to 2020 resulted primarily from an increase in clinical trial activity of $422. Stock-based compensation also increased $2,248 over the same period in 2020. The decrease of $2,333 in fair value of common stock warrant liability and warrant financing expense of $939 was the result of the implementation of ASU No. 2020-06 on January 1, 2021, which resulted in the reclassification of the liability warrants to equity. An additional $1,000 of the increase year over year was attributable to a one-time fee we paid in 2021 to a leading research institution for the exclusive right to negotiate for world-wide rights to two oncology R&D programs.

Net Cash Flows from Investing Activities: Net cash used in investing activities was $9 for the year ended December 31, 2021, which was the same amount used in investing activities for the year ended December 31, 2020, of $9.

Net Cash Flows from Financing Activities: Net cash provided by financing activities was $113,304 for the year ended December 31, 2021, an increase of $74,752, or 194%, compared to net cash provided by financing activities of $38,552, for the year ended December 31, 2020. During the year ended December 31, 2021, the Company issued common stock and warrants for net proceeds of $69,668 and received proceeds from the exercise of warrants of $43,818. The 2020 financing activity of $38,552 consisted of the issuance of common stock and warrants for net proceeds of $28,954, the issuance of Series C convertible preferred stock and warrants for net proceeds of $4,947 and proceeds from issuance of common stock of $4,665.

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

Recent Accounting Pronouncements

Refer to Note 3 to the Consolidated Financial Statements included in this Annual Report on Form 10-K for recently issued accounting pronouncements not yet adopted.

Recently Adopted Accounting Pronouncements

Refer to Note 3 to the Consolidated Financial Statements included in this Annual Report on Form 10-K for recently adopted accounting pronouncements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this item are set forth beginning on page 48 of this report and are incorporated herein by reference.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of December 31, 2021. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2021, our disclosure controls and procedures were effective.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined under the Exchange Act in Rules 13a-15(f) and 15d-15(f)). Our internal control over financial reporting includes policies and procedures designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles.

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2021. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2021, has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in their report, which appears herein.

Remediation of material weakness

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

The remedial actions taken included educating and re-training control owners regarding the accounting standards related to the accounting for complex financial instruments and contracting with appropriate resources to provide accounting interpretation guidance to assist us in identifying and addressing any issues that affect our consolidated financial statements. In addition, management enhanced the accounting policy, controls and review procedures related to the accounting for complex financial instruments. Management has implemented these remedial actions to ensure that the underlying causes of the material weakness are remediated such that the existing controls operate effectively.

We tested our newly established policies, procedures and control activities designed to address the above-described material weakness, and as a result, we believe that the material weakness was remediated as of December 31, 2021.

Changes in Internal Control Over Financial Reporting

 No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the year ended December 31, 2021, that has materially affected or is reasonably likely to materially affect, our disclosure controls and procedures with the exception of the material weakness remediation as described above.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Atossa Therapeutics, Inc.

Seattle, Washington

Opinion on Internal Control over Financial Reporting

We have audited Atossa Therapeutics, Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years then ended, and the related notes, and our report dated February 28, 2022, expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of internal control over financial reporting in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ BDO USA, LLP

Seattle, Washington

February 28, 2022

ITEM 9B.	OTHER INFORMATION

None.

ITEM 9C.       DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding our executive officers is set forth in Item 1 of Part I of this Report under the caption “Executive Officers.”

The information required by this item is incorporated herein by reference to the sections entitled “Proposal No. 1 — Election of Directors,” “Beneficial Owners and Management,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Director Compensation,” “Corporate Governance” and “Board of Directors and Committees” in our definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 13, 2022 (the “Proxy Statement”).

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

See the Exhibit Index set forth on page 68 of this report.

ITEM 16.	FORM 10-K SUMMARY

Not applicable.

ATOSSA THERAPEUTICS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors

Atossa Therapeutics, Inc.

Seattle, Washington

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Atossa Therapeutics, Inc. (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 28, 2022, expressed an unqualified opinion thereon.

Change in Accounting Principle

As discussed in Note 3 to the consolidated financial statements, the Company early adopted Accounting Standards Update No. 2020-06, Debt – Debt with Conversion and Other Options (Topic 470) and Derivatives and Hedging – Contracts in an Entity’s own Equity (Topic 815) on a modified retrospective basis in 2021.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements, and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Accounting for Research and Development Expenses

As disclosed in Note 3 to the consolidated financial statements, the Company expenses research and development costs as incurred, which include manufacturing expense for the Company's drugs under development, expenses associated with clinical trials and associated salaries and benefits. Tracking the progress of the clinical trials, including payments made by the Company and by third-parties, allows the Company to record the appropriate expense, prepayments, and accruals under the terms of the agreements. In addition, research and development expenses include an allocation of the CEO’s compensation based on an estimate of total hours expended on research and development activities, including his oversight of clinical trial activities.  During the year ended December 31, 2021, the Company incurred $9,210,000 of research and development expenses. As described in Note 5 to the consolidated financial statements, the Company recorded prepaid research and development expenses of $1,853,000 as of December 31, 2021.

We identified research and development expenses as a critical audit matter. When estimating research and development expenses, the Company considers several factors including an estimation of total hours that the CEO expends on research and development activities, the delivery of drug products utilized in clinical trials, clinical trial budgets, contract amendments, the progress toward completion, and the timing of payments. Auditing these elements involved especially challenging auditor judgment due to the nature and extent of audit evidence and effort required to address these matters.

The primary procedures we performed to address this critical audit matter included:

●

Testing management’s estimation of research and development by (i) obtaining and inspecting significant agreements, clinical trial and drug manufacturing budgets, and contract amendments, (ii) evaluating the Company’s documentation of trial progress and status, and (iii) testing a sample of transactions by comparing the costs against related invoices and agreements.

●

Testing the existence, completeness and accuracy of prepaid and accrued research and development expenses by (i) evaluating publicly available information (such as press release and public databases that track clinical trials), (ii) inquiring of clinical staff outside of finance to gain an understanding of the status of significant on-going clinical trials, (iii) testing a sample of payments made by the Company during the period of audit for clinical trial expenses that relate to future periods to verify the existence of prepaid expenses, and (iv) testing payments subsequent to year end to evaluate the completeness of accrued expenses.

●

Testing management’s allocation of CEO compensation by (i) comparing management’s accounting analysis information to source documents, (ii) agreeing compensation cost details to relevant source documents, and (iii) recalculating the percentage of compensation costs allocated to research and development.

/s/ BDO USA, LLP

We have served as the Company's auditor since 2014.

Seattle, Washington

February 28, 2022

 ATOSSA THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except for par value)

	As of December 31,
Assets	2021	2020
Current assets
Cash and cash equivalents	$136,377	$39,554
Restricted cash	110	110
Prepaid expenses	2,488	1,814
Research and development tax rebate receivable	1,072	635
Other current assets	1,193	657
Total current assets	141,240	42,770

Furniture and equipment, net	20	21
Intangible assets, net	-	13
Right-of-use asset	-	18
Other assets	2	17
Total Assets	$141,262	$42,839

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$1,717	$1,589
Accrued expenses	204	93
Payroll liabilities	1,184	964
Common stock warrant liability	-	13,003
Lease liability	-	18
Other current liabilities	21	4
Total current liabilities	3,126	15,671

Total Liabilities	3,126	15,671

Commitments and contingencies (Note 13)

Stockholders' equity
Preferred stock - $0.001 par value; 10,000 shares authorized; 1 share issued and outstanding as of December 31, 2021 and December 31, 2020, respectively	-	-
Additional paid-in capital - Series B convertible preferred stock	582	621
Common stock - $0.18 par value; 175,000 shares authorized; 126,624 and 47,550 shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively	22,792	8,559
Additional paid-in capital	243,996	129,887
Accumulated deficit	(129,234)	(111,899)
Total Stockholders' Equity	138,136	27,168
Total Liabilities and Stockholders' Equity	$141,262	$42,839

The accompanying notes are an integral part of these consolidated financial statements.

ATOSSA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except for per share amounts)

	For the Year Ended December 31,

	2021	2020
Operating expenses
Research and development	$9,210	$6,608
General and administrative	11,311	7,999
Total operating expenses	20,521	14,607
Operating loss	(20,521)	(14,607)
Change in fair value of common stock warrants	-	(2,333)
Warrant financing expense	-	(939)
Other (expense) income, net	(85)	51
Loss before income taxes	(20,606)	(17,828)
Income taxes	-	-
Net loss	$(20,606)	$(17,828)
Deemed dividend attributable to preferred stock	-	(4,503)
Net loss applicable to common shareholders	$(20,606)	$(22,331)
Loss per common share - basic and diluted	$(0.18)	$(1.97)
Weighted average shares outstanding - basic and diluted	116,950	11,309

The accompanying notes are an integral part of these consolidated financial statements.

ATOSSA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(amounts in thousands)

	Series C Convertible Preferred Stock			Series B Convertible Preferred Stock			Common Stock
			Additional			Additional			Additional		Total
	Shares	Amount	Paid-in Capital	Shares	Amount	Paid-in Capital	Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders' Equity
Balance at December 31, 2019	-	$-	$-	1	$-	$671	9,131	$1,644	$104,912	$(94,071)	$13,156
Issuance of common stock, net of issuance costs of $475	-	-	-	-	-	-	1,328	239	4,426	-	4,665
Issuance of common stock and warrants, net of issuance costs of $1,890	-	-	-	-	-	-	31,575	5,684	23,991	-	29,675
Allocation of common stock proceeds to warrant liability	-	-	-	-	-	-	-	-	(8,196)	-	(8,196)
Issuance of Series C convertible preferred stock and warrants, net of issuance costs of $260	5	-	5,165	-	-	-	-	-	-	-	5,165
Allocation of Series C convertible preferred stock to beneficial conversion feature and warrant liability	-	-	(4,243)	-	-	-	-	-	1,769	-	(2,474)
Deemed dividend on Series C convertible preferred stock	-	-	4,503	-	-	-	-	-	(4,503)	-	-
Conversion of Series B convertible preferred stock to common stock	-	-	-	-	-	(50)	15	2	48	-	-
Conversion of Series C convertible preferred stock to common stock	(5)	-	(5,425)	-	-	-	5,425	976	4,449	-	-
Common stock issued for option exercises	-	-	-	-	-	-	225	41	501	-	542
Shares withheld related to cashless exercise of options and taxes	-	-	-	-	-	-	(149)	(27)	(529)	-	(556)
Compensation cost for stock options granted	-	-		-	-				3,019	-	3,019
Net loss	-	-	-	-	-	-	-	-	-	(17,828)	(17,828)
Balance at December 31, 2020	-	-	-	1	-	621	47,550	8,559	129,887	(111,899)	27,168
Cumulative effect of adopted accounting standard	-	-	-	-	-	-	-	-	9,732	3,271	13,003
Issuance of common stock and warrants, net of issuance costs of $5,493	-	-	-	-	-	-	41,211	7,418	62,250	-	69,668
Issuance of common stock upon warrant exercise	-	-	-	-	-	-	37,451	6,741	37,077	-	43,818
Conversion of Series B convertible preferred stock to common stock	-	-	-	-	-	(39)	11	2	37	-	-
Common stock issued for option exercise	-	-	-	-	-	-	699	126	1,598	-	1,724
Shares withheld related to cashless exercise of options and taxes	-	-	-	-	-	-	(298)	(54)	(1,852)	-	(1,906)
Compensation cost for stock options granted	-	-	-	-	-	-	-	-	5,267	-	5,267
Net loss	-	-	-	-	-	-	-	-	-	(20,606)	(20,606)
Balance at December 31, 2021	-	$-	$-	1	$-	$582	126,624	$22,792	$243,996	$(129,234)	$138,136

The accompanying notes are an integral part of these consolidated financial statements.

ATOSSA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Year Ended December 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(20,606)	$(17,828)
Adjustments to reconcile net loss to net cash used in operating activities
Compensation cost for stock options granted	5,267	3,019
Disposal of assets	-	32
Depreciation and amortization	23	47
Change in fair value of common stock warrant liability	-	2,333
Warrant financing expense	-	939
Changes in operating assets and liabilities:
Prepaid expenses	(674)	(952)
Research and development tax rebate receivable	(437)	105
Other assets	(521)	(631)
Accounts payable	128	1,295
Accrued expenses	111	15
Payroll liabilities	220	64
Other current liabilities	17	(8)
Net cash used in operating activities	(16,472)	(11,570)

CASH FLOWS FROM INVESTING ACTIVITY
Purchase of furniture and equipment	(9)	(9)
Net cash used in investing activities	(9)	(9)

CASH FLOWS FROM FINANCING ACTIVITY
Proceeds from issuance of common stock, net of issuance costs	-	4,665
Proceeds from issuance of common stock and warrants, net of issuance costs	69,668	28,954
Proceeds from issuance of Series C convertible preferred stock and warrants, net of issuance costs	-	4,947
Proceeds from exercise of employee stock options	391	-
Payment of taxes related to net-exercise of employee stock options	(573)	(14)
Proceeds from exercise of warrants	43,818	-
Net cash provided by financing activities	113,304	38,552

NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	96,823	26,973
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING BALANCE	39,664	12,691
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, ENDING BALANCE	$136,487	$39,664

SUPPLEMENTAL DISCLOSURES
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$136,377	$39,554
Restricted cash	110	110
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$136,487	$39,664

NON-CASH INVESTING AND FINANCING ACTIVITIES
Reclassification of warrant liability to equity upon adoption of accounting standard	$13,003	$-
Common stock issued upon cashless exercise of stock options	$1,333	$541
Deemed dividend attributable to preferred stock	$-	$4,503
Conversion of Series B convertible preferred stock to common stock	$39	$50
Conversion of Series C convertible preferred stock to common stock	$-	$5,425

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1: NATURE OF OPERATIONS

On January 6, 2020, we changed our corporate name from Atossa Genetics Inc. to Atossa Therapeutics, Inc. Atossa Therapeutics, Inc. (the Company) was incorporated on April 30, 2009, in the State of Delaware. The Company was initially formed to develop and market medical devices, laboratory tests and therapeutics to address breast health conditions. The Company is currently focused on development of its pharmaceuticals for the treatment of the novel coronavirus (COVID-19), breast cancer and other breast conditions. The Company’s fiscal year ends on December 31.

Impact of the Novel Coronavirus

The continued spread of the COVID-19 pandemic is affecting the U.S. and global economies and may affect the Company’s operations and those of third parties on which the Company relies, including causing possible disruptions in the supply of the Company’s Endoxifen, AT-H201, AT-301 and the pace of enrollment in our clinical trials. In addition, the COVID-19 pandemic may affect the operations of the U.S. FDA and other health authorities including similar entities/agencies in Sweden and Australia, which could result in delays in meetings, reviews and approvals. Additionally, while the potential economic impact brought by, and the duration of, the COVID-19 pandemic is difficult to assess or predict, the impact of the COVID-19 pandemic on the global financial markets may reduce the Company’s ability to access capital, which could negatively impact the Company’s short-term and long-term liquidity. The ultimate impact of the COVID-19 pandemic is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business, financing or clinical trial activities or on healthcare systems or the global economy as a whole, however, we have not experienced a significant delay in the enrollment or the drug supply for our ongoing and planned clinical studies, including studies of Endoxifen, AT-301 and AT-H201. In recent weeks the number of reported cases of COVID-19 has declined in many countries. If this trend continues it may be difficult to enroll participants in our COVID-19 clinical studies.

NOTE 2: LIQUIDITY AND CAPITAL RESOURCES

The Company has incurred net losses and negative operating cash flows since inception. For the year ended December 31, 2021, the Company recorded a net loss of $20,606 and used $16,472 of cash in operating activities. As of December 31, 2021, the Company had $136,377 in cash and cash equivalents and working capital of $138,114. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and believes it will need to continue to raise substantial additional capital to accomplish its business plan over the next several years. Management believes its currently available funding, including the funds received from warrant exercises and the issuance of common stock and warrants with net proceeds of $113,486 during 2021, will be sufficient to finance the Company’s operations for at least one year from the date these consolidated financial statements are issued. The Company plans to continue to fund its losses from operations and capital funding needs through a combination of public or private equity offerings, debt financings or other sources, including potential corporate collaborations, licenses and other similar arrangements. There can be no assurance as to the availability or terms upon which such financing and capital might be available in the future. If the Company is unable to secure additional funding, it may be forced to curtail or suspend its business plans.

NOTE 3: SUMMARY OF ACCOUNTING POLICIES

Basis of Presentation:

   The accompanying consolidated financial statements have been prepared pursuant to the rules of the Securities and Exchange Commission (SEC) and in accordance with accounting principles generally accepted in the United States of America (GAAP). The accompanying consolidated financial statements include the financial statements of Atossa Therapeutics, Inc. and its wholly-owned subsidiaries. All significant intercompany account balances and transactions have been eliminated in consolidation. All amounts have been presented in thousands, except for par value and per share data.

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

Recently Issued Accounting Pronouncements:

In November 2021, the Financial Accounting Standards Board (FASB)  issued Accounting Standards Update (ASU) 2021-10, Government Assistance (Topic 832) – Disclosures by Business Entities about Government Assistance, which requires business entities to disclose information about transactions with a government that are accounted for by applying a grant or contribution model by analogy (for example, IFRS guidance in IAS 20 or guidance on contributions for not-for-profit entities in ASC 958-605). For transactions within scope, the new standard requires the disclosure of information about the nature of the transaction, including significant terms and conditions, as well as the amounts and specific financial statement line items affected by the transaction. The new guidance is effective for annual reporting periods beginning after December 15, 2021. The Company is currently evaluating the impact that the adoption of this standard will have on its consolidated financial statements.

On May 3, 2021, the FASB issued ASU No. 2021-04, Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options — a consensus of the FASB Emerging Issues Task Force. The ASU provides a principles-based framework to determine whether an issuer should recognize the modification or exchange as an adjustment to equity or an expense. The guidance will be effective for the Company for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years. The Company is currently evaluating the impact that the adoption of this standard will have on its consolidated financial statements.

Recently Adopted Accounting Pronouncements:

On January 1, 2021, the Company early adopted ASU No. 2020-06, Debt – Debt with Conversion and Other Options (Topic 470) and Derivative Hedging - Contracts in an Entity's Own Equity (Topic 815), which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts in an entity’s own equity. The guidance is effective for fiscal years beginning on or after December 15, 2023, with early adoption permitted, but not earlier than fiscal years beginning after December 15, 2020. The amendments in ASU No. 2020-06 removed the requirement that an instrument or embedded feature must permit settlement in unregistered shares in order to qualify for equity classification. The removal of this criterion allowed the Company to reclassify the common stock liability to equity upon adoption. The Company implemented this ASU using the modified retrospective approach. Upon adoption, the Company recorded a cumulative adjustment to beginning Stockholders' Equity in the amount of $13,003 to reclassify the common stock warrant liability to accumulated deficit and additional paid-in capital.

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

The cumulative effect of initially applying the new standard was recognized as an adjustment to accumulated deficit. Upon the adoption of the new standard, the Company recognized the following adjustments:

	Ending Balance as of December 31, 2020	ASU 2020-06 Adjustments	Beginning Balance as of January 1, 2021
Warrant liability	$13,003	$(13,003)	$-
Additional paid-in capital	129,887	9,732	139,619
Accumulated deficit	(111,899)	3,271	(108,628)

The $3,271 adjustment to accumulated deficit includes warrant financing expenses of $939 and the change in fair value of common stock warrants of $2,333 subsequent to initial recognition.

On January 1, 2021, the Company adopted ASU 2019-12, Income Taxes, (Topic 740): Simplifying the Accounting for Income Taxes, which amends the existing guidance relating to accounting for income taxes. This ASU is intended to simplify the accounting for income taxes by removing certain exceptions to the general principles of accounting for income taxes and to improve the consistent application of U.S. GAAP for other areas of accounting for income taxes by clarifying and amending existing guidance. This ASU did not have a material effect on the consolidated financial statements.

Research and Development

Research and development (R&D) costs are generally expensed as incurred. R&D expenses include, for example, manufacturing expense for the Company's drugs under development, expenses associated with clinical trials and associated salaries and benefits. The Company has entered into various research and development contracts with research institutions, clinical research organizations, clinical manufacturing organizations and other companies. Payments for these activities are based on the terms of the individual agreements, which may differ from the pattern of costs incurred, and payments made in advance of performance are reflected in the accompanying consolidated balance sheets as prepaid expenses. The Company records accruals for estimated costs incurred for ongoing research and development activities. When evaluating the adequacy of the accrued expenses, the Company analyzes progress of the services, including the phase or completion of events, invoices received and contracted costs. Significant judgments and estimates may be made in determining the prepaid expense or accrued expense balances at the end of any reporting period. Actual results could differ from the Company’s estimates.

R&D expenses also include an allocation of the CEO's salary and related benefits including bonus and non-cash stock-based compensation expense based on an estimate of total hours expended on research and development activities. The Company's CEO is involved in the development of the Company's drug candidates and oversight of the related clinical trial activity.

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

Furniture and equipment amounted to $36 and $186 at December 31, 2021 and 2020, respectively. Accumulated depreciation was $16 and $165 at December 31, 2021, and 2020, respectively. Depreciation expense for the years ended December 31, 2021 and 2020, was $10 and $19, respectively.

The Company periodically evaluates the carrying value of long-lived assets to be held and used and, if necessary, records impairment losses when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-loved assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. For the years ended December 31, 2021 and 2020, no impairment of furniture and equipment was recorded.

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

No impairment charges were recorded during the years ended December 31, 2021, or December 31, 2020.

Amortization of intangible assets is computed using the straight-line method over the estimated useful lives ranging from three to ten years.

Intangible assets were fully amortized as of December 31, 2021. At December 31, 2020, intangible assets amounted to $54. Accumulated amortization was $41 at December 31, 2020. Amortization expense for the years ended December 31, 2021 and 2020, was $13 and $28, respectively.

Leases

 The Company evaluates all contractual agreements at inception to determine if they contain a lease. Lease liabilities are measured at present value of lease payments not yet paid, using a discounted cash flow model that requires the use of a discount rate, or incremental borrowing rate. The Company does not record right-of-use assets or operating lease liabilities on leases with initial terms of 12 months or less. All Company leases are short term in duration; therefore no Right of Use Asset or Liability are recorded as of December 31, 2021.

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

NOTE 4: RESTRICTED CASH

The Company's restricted cash balance of $110 as of December 31, 2021 and 2020, consists entirely of cash pledged as security for the Company’s issued commercial credit cards.

NOTE 5: PREPAID EXPENSES

Prepaid expenses consisted of the following:

	December 31,	December 31,
	2021	2020
Prepaid research and development	$1,853	$1,216
Prepaid insurance	461	418
Professional services	124	128
Retainer and security deposits	14	14
Prepaid rent	5	5
Other	31	33
Total prepaid expenses	$2,488	$1,814

NOTE 6: RESEARCH AND DEVELOPMENT TAX REBATE RECEIVABLE

   On May 23, 2017, Atossa formed a wholly-owned subsidiary in Australia called Atossa Genetics AUS Pty Ltd. The purpose of this subsidiary is to perform R&D activities including our Phase 1 and Phase 2 Endoxifen and COVID-19 clinical trials. Australia offers an R&D cash rebate of $0.435 per dollar spent on qualified R&D activities incurred in the country. During the years ended December 31, 2021 and December 31, 2020, the Company incurred qualified R&D expenses in Australia of $1,251 and $1,429, respectively. At December 31, 2021 and December 31, 2020, we had a total R&D rebate receivable of $1,072 and $635, respectively. For the years ended December 31, 2021 and 2020, the Company collected R&D cash rebates of $0 and $850, respectively.

The Company had realized (losses) and gains on foreign currency exchange during the years ended December 31, 2021 and December 31, 2020, of $72 and $42, respectively, which is included in Other (expense) income, net in the Consolidated Statements of Operations.

NOTE 7: PAYROLL LIABILITIES

Payroll liabilities consisted of the following:

	December 31,	December 31,
	2021	2020
Accrued bonuses	$894	$690
Accrued vacation	183	171
Accrued payroll	107	103
Total payroll liabilities	$1,184	$964

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

   The following tables present the Company’s fair value hierarchy for all its financial assets and liabilities, by major security type, measured at fair value on a recurring basis:

December 31, 2021	Estimated Fair Value	Level 1	Level 2	Level 3
Assets:
Money market account	$51,796	$51,796	$-	$-

December 31, 2020	Estimated Fair Value	Level 1	Level 2	Level 3
Assets:
Money market account	$1,789	$1,789	$-	$-
Liabilities:
Common stock warrant liability	$13,003	$-	$-	$13,003

 The following table summarizes the changes in the Company’s Level 3 warrant liability for the year ended December 31, 2021:

Warrant Liability
Beginning balance	$13,003
Reclassification of equity upon adoption of accounting standard	(13,003)
Issuance of warrants	-
Change in fair value	-
Ending balance	$-

NOTE 9: STOCKHOLDERS’ EQUITY

The Company is authorized to issue a total of 185,000 shares of stock consisting of 175,000 shares of common stock, par value $0.18 per share, and 10,000 shares of preferred stock, par value $0.001 per share. The Company has designated 750 shares of Series A junior participating preferred stock, par value $0.001 per share, 4 shares of Series A convertible preferred stock, par value $0.001 per share, 25 shares of Series B convertible preferred stock, par value $0.001 and 20 shares of Series C convertible preferred stock, par value $0.001 per share, through the filings of certificates of designation with the Delaware Secretary of State. No shares of Series A junior participating preferred stock, no shares of Series A convertible preferred stock and no shares of Series C convertible preferred stock are outstanding as of December 31, 2021 and December 31, 2020.

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

2021 Financing Transactions

On January 6, 2021, the Company entered into a securities purchase agreement with certain institutional and accredited investors relating to the offering and sale of 23,850 shares of Company common stock, par value $0.18 per share and warrants to purchase 17,888 shares of common stock. The combined purchase price for one share of common stock and a warrant to purchase 0.75 shares of common stock was $1.055. Subject to certain ownership limitations, the warrants are exercisable upon issuance. The warrants will expire on the 4.5-year anniversary of the date of issuance and have an exercise price of $1.055 per share. The common stock and warrants have been registered under the Securities Act of 1933, as amended. The Company paid the placement agent a cash fee of 7% of the aggregate gross proceeds and reimbursed the placement agent for expenses, including legal fees, up to $45. The offering closed on January 8, 2021 with net proceeds to the Company from the offering of $23,300 after deducting fees and expenses.

On March 22, 2021, the Company entered into a securities purchase agreement with certain institutional and accredited investors relating to the offering and sale of 17,361 shares of our common stock, par value $0.18 per share. Concurrently with the offering, and pursuant to the purchase agreement, the Company also commenced a private placement whereby it issued and sold warrants exercisable for an aggregate of up to 13,021 shares of common stock. The combined purchase price for one share of common stock and a purchase warrant to purchase 0.75 shares of common stock is $2.88. Subject to certain ownership limitations, the warrants are exercisable upon issuance. The warrants will expire on the 4.5-year anniversary of the date of issuance. Subsequent to the issuance of the warrants, the Company filed a registration statement on Form S-3 (File No. 333-255411) to cover the sale of an aggregate of 13,021 shares of common stock issuable upon exercise of the warrants which was declared effective by the SEC on  April 29, 2021. The Company paid the placement agent a cash fee of 7% of the aggregate gross proceeds of the offering and the private placement. The Company also agreed to reimburse the placement agent for expenses, including the legal fees, up to $45. The net proceeds to the Company from the offering and the private placement are $46,400, after deducting fees and expenses.

2021 Warrants

The terms and conditions of the warrants included in the 2021 offerings are as follows:

Exercisability. Each warrant is exercisable at any time and will expire 4.5-years from the date of issuance. The warrants are exercisable, at the option of each holder, in whole or in part by delivering to us a duly executed exercise notice and payment in full for the number of shares of our common stock purchased upon such exercise, except in the case of a cashless exercise as discussed below.

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

Transferability. Subject to applicable laws and restrictions, a holder may transfer a warrant upon surrender of the warrant to us with a completed and signed assignment in the form attached to the warrant. The transferring holder will be responsible for any tax liability that may arise as a result of the transfer.

Exchange Listing. We do not intend to apply to list the warrants on any securities exchange or recognized trading system.

Rights as Stockholder. Except as set forth in the warrant, the holder of a warrant, solely in such holder’s capacity as a holder of a warrant, will not be entitled to vote, to receive dividends, or to any of the other rights of our stockholders.

2020 Equity Distribution Agreements

  On February 7, 2020, Atossa Therapeutics, Inc. entered into an equity distribution agreement with Oppenheimer & Co. Inc. (Oppenheimer), acting as sales agent relating to the “at-the-market” (the Oppenheimer ATM) offering and sale by Atossa of common shares, par value $0.18 per share, having an aggregate gross sales price of up to $5,000. Sales of the shares were made at Atossa’s sole discretion and by means of ordinary brokers’ transactions through the facilities of the Nasdaq Capital Market at market prices, in block transactions or as otherwise agreed between Atossa and Oppenheimer. The distribution agreement provided that Oppenheimer was entitled to a commission of 3.0% of the gross offering proceeds of the shares sold pursuant to the distribution agreement and reimbursement for certain specified expenses. Atossa had no obligation to offer or sell any shares under the agreement and could at any time suspend offers and sales under the agreement. Oppenheimer could also suspend or terminate the offering of shares being made through them upon proper notice to the Company. During the year ended December 31, 2020, the Company sold 1,244 shares of common stock under the Oppenheimer ATM, for net proceeds of $4,686. Total issuance costs for the year ended December 31, 2020, were $314.

On September 25, 2020, Atossa Therapeutics, Inc. entered into an equity distribution agreement with Maxim Group, LLC (Maxim), acting as sales agent relating to the "at-the-market" offering and sale by Atossa of common shares, par value $0.18 per share, having an aggregate gross sales price of up to $10,000. Sales of the shares, if any, will be made at Atossa’s sole discretion and by means of ordinary brokers’ transactions through the facilities of the Nasdaq Capital Market at market prices, in block transactions or as otherwise agreed between Atossa and Maxim. The distribution agreement provides that Maxim will be entitled to a commission of 3.0% of the gross offering proceeds of the shares sold pursuant to the distribution agreement and reimbursement for certain specified expenses. Atossa has no obligation to offer or sell any shares under the agreement and may at any time suspend offers and sales under the agreement. Maxim could also suspend or terminate the offering of common stock being made through them upon proper notice to the Company. Sales under the ATM with Maxim began in October. During the year ended December 31, 2020, the Company sold 84 shares of common stock under the Maxim ATM for gross proceeds to the Company of $140. Total issuance costs for the year ended December 31, 2020, were $161. On March 21, 2021, we terminated the equity distribution agreement and as a result no further sales of common stock will be made thereunder.

  2020 Offering of Consisting of Common Stock, Series C Convertible Preferred Stock and Warrants

On December 8, 2020, the Company entered into an underwriting agreement with Maxim Group, LLC, pursuant to which the Company agreed to issue and sell registered units consisting of an aggregate of: (i) 14,575 shares of the Company’s common stock at $1.00 per share; (ii) 5 shares of Series C convertible preferred stock, par value $0.001 per share at $1,000.00 per share and (iii) warrants convertible into up to 15,000 shares of common stock. The warrants were immediately exercisable at a price of $1.00 per share of common stock and expire four years from the date of issuance. On December 28, 2020, the Company also closed on the overallotment provision of the underwriting agreement which included the sale of an additional 3,000 shares of common stock and 2,250 warrants. Net proceeds in total were $20,976 after deducting expenses relating to the offering of $2,024, including dealer-manager fees and expenses, and excluding any proceeds received upon exercise of any warrants. Proceeds of $16,750 net of issuance costs of $825 have been included in the statement of stockholders' equity under the caption Issuance of common stock and warrants. Proceeds from the sale of common stock and warrants of $8,196 have been allocated to the common stock warrant liability. Proceeds of $5,165, net of issuance costs of $260 have been included in the statement of stockholders' equity under the caption Issuance of Series C convertible preferred stock and warrants. Proceeds from the sale of Series C convertible preferred stock and warrants of $2,474 have been allocated to the common stock warrant liability. Issuance costs of $939 that were allocated to the warrant liabilities were expensed during 2020.

Accounting Treatment

The Company allocated the proceeds from the sale of the common stock and warrant units and preferred stock and warrant units to the separate securities issued. The Company determined that, on the date of issuance, the warrants include provisions that could require net-cash settlement and therefore, the warrants should be accounted for as liabilities. At the end of December 31, 2020, the changes in fair value of the warrants during the period were recorded in non-operating expense in the consolidated statement of operations.  The common stock warrant liability was reclassified to accumulated deficit and additional paid-in-capital on January 1, 2021, upon adoption of ASU No. 2020-06. See Note 3. All warrants outstanding as of December 31, 2021, are classified as equity.

The Company allocated the amount representing the fair value of the warrants at the date of issuance separately first to the warrant liability and recorded the remaining proceeds as common stock, in the case of the common stock and warrant units, or as Series C convertible preferred stock, in the case of the preferred stock and warrant units. Due to the allocation of a portion of the proceeds to the warrants, the Series C convertible preferred stock contained a beneficial conversion feature upon issuance, which was recorded in the amount of $1,769 based on the intrinsic value of the beneficial conversion feature. The discount on the Series C convertible preferred stock of $2,474 caused by allocation of the proceeds to the warrant and the issuance costs allocated to the convertible preferred stock of $260 were recorded as a deemed dividend upon issuance of the Series C convertible preferred stock. As a result, total deemed dividends of $4,503 were recorded upon issuance of the Series C convertible preferred stock, which is reflected as an addition to net loss in the consolidated statement of operations to arrive at net loss applicable to common shareholders.

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

Dividends. Holders of Series C convertible preferred stock shall be entitled to receive dividends (on an as-if-converted-to-common-stock basis) in the same form as dividends actually paid on shares of the common stock when, as and if such dividends are paid on shares of common stock

Voting Rights. Except as otherwise provided in the certificate of designation or as otherwise required by law, the Series C convertible preferred stock has no voting rights.

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

The fair value of liability warrants issued during the year ended December 31, 2020, was calculated using the Black-Scholes option-pricing model applying the following assumptions:

Initial Valuation
Common stock price	$0.87-0.89
Exercise price	$1.00
Risk-free interest rate	0.28%
Expected term	4.0 years
Dividend yield	-
Expected volatility	107%-124%

December 31, 2020 Valuation
Common stock price	$0.95
Exercise price	$1.00
Risk-free interest rate	0.27%
Expected term	4.0 years
Dividend yield	-
Expected volatility	127%

2020 Offering Consisting of Common Stock and Warrants

On December 17, 2020, the Company entered into a securities purchase agreement with certain institutional and accredited investors relating to the offering and sale of 14,000 shares of Company common stock. Concurrently with the offering, the Company also commenced a private placement whereby it issued and sold warrants exercisable for an aggregate of up to 10,500 shares of common stock, which represents 75% of the shares of common stock sold in the offering. The combined purchase price for one share of common stock and a purchase warrant to purchase 0.75 shares of Common Stock was $1.00. The warrants expire 4.5 years from the anniversary of the date of issuance. The offering closed on December 21, 2020 with net proceeds of $12,925, after deducting expenses relating to the offering $1,075, including dealer-manager fees and expenses, and excluding any proceeds received upon exercise of any warrants. The net proceeds, net of issuance costs have been included in the statement of stockholders' equity under the caption Issuance of common stock and warrants.

2020 Warrants

The terms and conditions of the warrants included in the December 21, 2020, offerings are as follows:

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

   Warrants Outstanding

As of December 31, 2021, warrants to purchase 22,277 shares of common stock were outstanding including:

	Outstanding Warrants to Purchase Shares	Exercise Price	Expiration date
May 2018 warrants	762	$4.05	May 30, 2022
December 2020 warrants	6,490	$1.00	December 11 2024-June 21, 2025
January 2021 warrants	4,500	$1.055	July 8, 2025
March 2021 warrants	10,525	$2.88	September 22, 2025
	22,277

Warrant Activity

During 2021, the Company received $43,818 from the exercises of warrants. The 2021 warrant exercises resulted in the reduction of 37,451 warrants, and the issuance of 37,451 shares of common stock. There were no warrant exercises during 2020.

Conversion of Convertible Preferred Stock

During the years ended December 31, 2021 and December 31, 2020, certain holders of the Series B convertible preferred stock exercised their conversion option and converted an aggregate of 0.039 and 0.050 shares, respectively, into 11 and 15 shares, respectively, of the Company's common stock based on the conversion ratio of 284 shares of common stock for each share of Series B convertible preferred stock.

  During the year ended December 31, 2020, certain holders of the Series C convertible preferred stock exercised their conversion option and converted an aggregate of 5.425 shares, into 5,425 shares of the Company's common stock based on the conversion ratio of 1,000 shares of common stock for each share of Series C convertible preferred stock.

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

  The Company’s common stock warrants and preferred stock contractually entitles the holders of such securities to participate in dividends but do not contractually require the holders of such securities to participate in losses of the Company. Accordingly, in periods in which the Company reports a net loss, such losses are not allocated to such participating securities. In periods in which the Company reports a net loss attributable to common stockholders, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. The Company reported a net loss attributable to common stockholders for the years ended December 31, 2021, and 2020.

The following table summarizes the Company’s calculation of net loss per common share:

	Year Ended December 31,
	2021	2020
Numerator
Net loss	$(20,606)	$(17,828)
Deemed dividend attributable to preferred stock	-	(4,503)
Net loss attributable to common shareholders	$(20,606)	$(22,331)
Denominator
Weighted average common shares outstanding used to compute net loss per share, basic and diluted	116,950	11,309
Net loss per share of common stock, basic and diluted:	$(0.18)	$(1.97)

The following table sets forth the weighted average number of potential common shares excluded from the calculation of net loss per diluted share, because including them would be anti-dilutive:

	Year Ended December 31,
	2021	2020
Options to purchase common stock	9,036	6,138
Series B convertible preferred stock	171	227
Warrants to purchase common stock	24,144	2,271
	33,351	8,636

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

The Company did not record an income tax benefit for its losses incurred for the years ended  December 31, 2021 or 2020, due to uncertainty regarding utilization of its net operating loss carryforwards and due to its history of losses. The benefit for income taxes differs from the benefit computed by applying the federal statutory rate to loss before income taxes as follows:

	Year Ended December 31,
	2021	2020
Expected federal income tax benefit	$(4,327)	$(3,744)
Stock compensation	-	26
Other permanent items	81	1,082
Other deferred items	(100)	(350)
Recognition of foreign NOLs	(557)	-
Effect of change in valuation allowance	4,903	2,986
Actual federal income tax benefit	$-	$-

The components of net deferred tax assets and liabilities are as follows:

	As of December 31,
	2021	2020
Deferred tax assets
Obsolete inventory	$-	$22
Accrued vacation	38	36
Stock-based compensation	3,007	2,408
Lease obligation	-	4
Intangible assets, net	382	449
Net operating loss carryforwards	11,511	7,118
Other	-	1
Valuation allowance	(14,937)	(10,034)
Deferred tax asset	$1	$4

Deferred tax liabilities
Fixed assets	$(1)	$-
Right-of-use asset	-	(4)
Net deferred tax asset	$-	$-

Based on an assessment of all available evidence including, but not limited to the Company’s limited operating history in its core business and the Company's pre-revenue status, uncertainties of the commercial viability of its technology, the impact of government regulation and healthcare reform initiatives, and other risks normally associated with biotechnology companies, the Company has concluded that it is more likely than not that these net operating loss carryforwards and other deferred tax assets will not be realized and, as a result, a full valuation allowance has been recorded against the Company’s deferred income tax assets. Utilization of the net operating loss carryforwards may be subject to a substantial annual limitation due to ownership change limitations that may have occurred or that could occur in the future, as required by the Internal Revenue Code Section 382. In general, an “ownership change,” as defined by Section 382, results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the outstanding stock of a company by certain stockholders or public groups. Any limitation may result in expiration of all or a portion of the net operating loss carryforwards before utilization. Since the Company’s initial public offering, ownership changes have triggered a Section 382 limitation, which limits the ability to utilize net operating loss carryforwards.

The Company has incurred net operating losses from inception. At December 31, 2021, the Company had domestic federal net operating loss carryforwards of $94,700 and foreign net operating loss carryforwards of approximately $1,857. In 2021 and previous years, the Company completed public offerings, which triggered ownership changes under Section 382. We believe that as of December 31, 2021, the gross net operating loss carryforwards have been limited to $52,200, which are available to reduce future taxable income. Federal net operating loss carryforwards generated through December 31, 2017 expire at various dates beginning in 2029 through 2038, while federal net operating loss carryforwards generated after 2018 do not expire. Foreign net operating losses do not expire. The Company recorded a valuation allowance against all of its net deferred tax assets of $14,937 and $10,034 as of December 31, 2021, and 2020, respectively, for a net increase of $4,903 from 2020 to 2021 and a net increase of $2,986 from 2019 to 2020.

The Company files income tax returns in the U.S. The Company is subject to tax examinations for the 2015 tax year and beyond. The Company has no unrecognized tax positions and does not believe there will be any material changes in its unrecognized tax positions over the next 12 months. The Company has not incurred any interest or penalties related to unrecognized tax positions. In the event that the Company is assessed interest or penalties at some point in the future, they will be classified in the consolidated financial statements as general and administrative expense.

NOTE 12: CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250. As of December 31, 2021 and December 31, 2020, the Company had $136,185 and $39,345, respectively, in excess of the FDIC insured limit, respectively.

NOTE 13: COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company evaluates all contractual agreements at inception to determine if they contain a lease. Lease liabilities are measured at present value of lease payments not yet paid, using a discounted cash flow model that requires the use of a discount rate, or incremental borrowing rate. Lease terms of 12 months or less are considering short term operating leases and no asset or liability is recognized.

The Company's operating lease assets consist of an office lease and a copier system lease. Our office lease expired February 28, 2021. On March 2021, the Company entered into a new operating lease for office space to pay monthly rent of $1 for a term of 12 months. Our copier system lease expired in October 2021 and was not renewed. None of our leases contain options to extend. As of December 31, 2021, the right of use asset and lease liability balances were $0.

  In May 2020, we amended our office lease and extended the expiration from  August 31, 2020, to February 28, 2021. This amendment increased our right of use asset and lease liability by $20. Total operating lease expense for the year ended December 31, 2021 and 2020, was $17 and $57, respectively, and variable lease payments of taxes and insurance were immaterial. The weighted average discount rate of our operating leases was 11.3%.

  As of December 31, 2021 there are no future minimum lease payments due for 2022. Future minimum lease payments are reported in the consolidated balance sheets at December 31, 2020 net of $1 of imputed interest. The cash paid for amounts included in the measurement of operating lease liabilities for the year ended December 31, 2021 and 2020, was approximately $19 and $55, respectively.

The Company had lease expense under short term leases of $26 and $18 during the year ended December 31, 2021, and 2020, respectively.

Litigation and Contingencies

  We are subject to legal proceedings and claims that arise in the normal course of business. We believe these matters are either without merit or of a kind that should not have a material effect, individually or in the aggregate, on our financial position, results of operations or cash flows.

NOTE 14: STOCK BASED COMPENSATION

Stock Option and Incentive Plan

 On March 24, 2020, the Board of Directors approved the adoption of the 2020 Stock Incentive Plan (2020 Plan) to provide for the grant of equity-based awards to employees, officers, non-employee directors and other key persons providing services to the Company. No awards may be granted under the 2020 Plan after the date that is 10 years from the date of stockholder approval. An aggregate of 3,000 shares were initially reserved for issuance in connection with awards granted under the 2020 Plan. On  May 14, 2021, the stockholders approved an additional 15,000 shares available for issuance under the 2020 Plan. There are 11,936 options available for grant under the 2020 Plan as of December 31, 2021.

On September 28, 2010, the Board of Directors approved the adoption of the 2010 Stock Option and Incentive Plan (2010 Plan) to provide for the grant of equity-based awards to employees, officers, non-employee directors and other key persons providing services to the Company. Awards of incentive options could be granted under the 2010 Plan until September 2020. No other awards may be granted under the 2010 Plan after the date that is 10 years from the date of stockholder approval. Between 2016 and 2019 a total of 4,242 additional shares were shareholder approved. The automatic additions to the 2010 Plan since inception pursuant to the “evergreen” terms added an additional 740 shares. Shares may no longer be granted under the expired 2010 Stock Option Incentive Plan.

The Company granted options to purchase 3,819 and 3,140 shares of common stock to employees and directors during the years ended December 31, 2021 and December 31, 2020, respectively. The weighted average grant date fair value of options granted during 2021 and 2020 was $2.56 and $1.56, respectively. There were 699 options exercised during the year ended December 31, 2021, at an average exercise price of $2.46. The Company issued 298 new common shares upon this net option exercise. There were 225 options exercised during the year ended December 31, 2020, at an average price of $2.40. The Company issued 76 new common shares upon this net option exercise.

Included in the 2020 options granted above, the Company granted the following stock options (the “2020 Performance Options”) to executives of the Company: (i) to the Chairman of the Board, President and Chief Executive Officer, an option to purchase 1,500 shares of Company common stock, 195 of which were granted under the Company’s 2010 Plan and 1,305 of which were granted under the Company’s 2020 Plan; and (ii) to the Chief Financial Officer, General Counsel and Secretary, an option to purchase 590 shares of Company common stock, 195 of which were granted under the 2010 Plan and 395 of which were granted under the 2020 Plan.

The 2020 Performance Options have an exercise price equal to fair market value of the Company’s common stock on the date of grant which was $1.48 per share. The 2020 Performance Options vest quarterly over two years; however, vesting shall accelerate with respect to 50% of any unvested options granted under the 2020 Plan upon U.S. Federal Drug Administration (FDA) approval of certain therapies. The 2020 Performance Options are subject to the option agreements and employment agreements with the executives.

The fair value of stock options granted for the years ended December 31, 2021 and 2020, was calculated using the Black-Scholes option-pricing model applying the following assumptions:

Year Ended December 31,
	2021	2020
Risk-free interest rate	0.89% - 1.08%	0.28%-0.47%
Expected term (in years)	5.31 - 6.17	4.50-6.18
Dividend yield	-	-
Expected volatility	122% - 130%	103%-129%

Compensation costs associated with the Company’s stock options are recognized, based on the grant-date fair values of these options, over the requisite service period, or vesting period. Accordingly, the Company recognized stock-based compensation expense of $5,267 and $3,019 for the years ended December 31, 2021 and 2020, respectively, which was included in the following captions in the consolidated statements of operations:

	Year Ended December 31,
	2021	2020
General and administrative	$3,676	$2,121
Research and development	1,591	898
Total stock compensation expense	$5,267	$3,019

Options issued and outstanding as of December 31, 2021, and their activities during the year then ended are as follows:

	Number of Underlying Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Contractual Life Remaining in Years	Aggregate Intrinsic Value
Outstanding as of January 1, 2021	7,067	$2.74		$-
Granted	3,819	2.98		100
Exercised	(699)	2.46		2,754
Forfeited	(160)	4.56		-
Expired	-	-		-
Outstanding as of December 31, 2021	10,027	2.82	8.27	$1,006
Exercisable as of December 31, 2021	6,472	$2.87	7.78	$938
Vested and expected to vest	10,027	$2.82	8.27	$1,006

At December 31, 2021, there were 3,555 unvested options outstanding and the related unrecognized total compensation cost associated with these options was $7,187. This expense is expected to be recognized over a weighted-average period of 1.38 years.

NOTE 15: SUBSEQUENT EVENTS

The Company paid a fee of $1,000 in June 2021 to a U.S. leading research institution for the exclusive right to negotiate for the period of six months for the acquisition of the world-wide rights to two oncology R&D programs. This agreement was amended on December 3, 2021, which extended the negotiation term through  April 18, 2022. Those negotiations concluded in February 2022 without reaching a definitive agreement and the research institution agreed to return the $1,000 fee as they did not honor their obligation and cancelled the agreement.

On February 24, 2022, the Company granted the following stock options to executives of the Company under the Company’s 2020 Stock Incentive Plan: (i) to Dr. Steven C. Quay, Chairman of the Board, President and Chief Executive Officer, an option to purchase 1,900 shares of Company Common Stock; and (ii) to Kyle Guse, Chief Financial Officer, General Counsel and Secretary, an option to purchase 747 shares of Company Common Stock. The Options vest quarterly over two years and have an exercise price equal to fair market value of the Company’s Common Stock on the date of grant which was $1.25 per share.

EXHIBIT INDEX

Incorporated by Reference Herein
Exhibit No.	Description	Form	Date

3.1	Amended and Restated Certificate of Incorporation of Atossa Therapeutics, Inc.	Registration Statement on Form S-1, as Exhibit 3.2	June 11, 2012

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Atossa Therapeutics, Inc.	Current Report on Form 8-K, as Exhibit 4.1	August 26, 2016

3.3	Bylaws of Atossa Therapeutics, Inc.	Registration Statement on Form S-1, as Exhibit 3.4	June 11, 2012

3.4	Amendment to Bylaws of Atossa Therapeutics, Inc.	Current Report on Form 8-K, as Exhibit 3.1	December 20, 2012

3.5	Certificate of Designation, Preferences, and Rights of Series A Junior Participating Preferred Stock of Atossa Therapeutics, Inc.	Current Report on Form 8-K, as Exhibit 3.1	May 22, 2014

3.6	Certificate of Designation of Preference, Rights and Limitations of Series A Convertible Preferred Stock	Current Report on Form 10-Q, as Exhibit 3.1	May 11, 2017

3.7	Form of Certificate of Designation of Preference, Rights and Limitations of Series B Convertible Preferred Stock	Amendment No.1 to Registration Statement on Form S-1, as Exhibit 4.1	April 23, 2018

3.8	Amended and Restated Certificate of Incorporation of Atossa Therapeutics, Inc.	Current Report on Form 8-K, as Exhibit 3.1	January 7, 2020

3.9	Amendment to Bylaws of Atossa Therapeutics, Inc.	Current Report on Form 8-K, as Exhibit 3.2	January 7, 2020

3.10	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Atossa Therapeutics, Inc.	Current Report on Form 8-K, as Exhibit 4.1	April 23, 2018

3.11	Form of Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock	Current Report on Form 8-K, as Exhibit 3.1	December 14, 2020

4.1	Specimen common stock certificate	Registration Statement on Form S-1, as Exhibit 4.1	May 21, 2012

4.2	Form of Common Stock Purchase Warrant A	Current Report on Form 8-K, as Exhibit 4.1	December 22, 2017

4.3	Form of Common Stock Purchase Warrant B	Current Report on Form 8-K, as Exhibit 4.2	December 22, 2017

4.4	Form of Warrant Agreement	Amendment No.1 to Registration Statement on Form S-1, as Exhibit 4.2	April 23, 2018

4.5	Form of Warrant Certificate	Amendment No.1 to Registration Statement on Form S-1, as Exhibit 4.3	April 23, 2018

4.6	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	Current Report on Form 10K, as Exhibit 4.16	March 26, 2020

4.7	Form of Senior Indenture	Registration Statement on Form S-3, as exhibit 4.1	September 2, 2020

4.8	Form of Common Stock Purchase Warrant	Current Report on Form 8-K, as Exhibit 4.1	December 14, 2020

4.9	Form of Common Stock Purchase Warrant	Current Report on Form 8-K, as Exhibit 4.1	December 21, 2020

4.10	Form of Common Stock Purchase Warrant	Current Report on Form 8-K, as Exhibit 4.1	January 8, 2021

4.11	Form of Common Stock Purchase Warrant	Current Report on Form 8-K, as Exhibit 4.1	March 23, 2021

10.1#	Restated and Amended Employment Agreement with Steven Quay	Registration Statement on Form S-1, as Exhibit 10.3	February 14, 2012

10.2#	Form of Indemnification Agreement	Registration Statement on Form S-1, as Exhibit 10.5	May 21, 2012

10.3#	Form of 2019 Option Award Agreement	Current Report on Form 8-K, as Exhibit 4.1	January 13, 2019

10.4#	Form of Non-Qualified Stock Option Agreement for Employees	Registration Statement on Form S-1, as Exhibit 10.8	June 11, 2012

10.5#	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors	Registration Statement on Form S-1, as Exhibit 10.9	June 11, 2012

10.6#	Form of Restricted Stock Award Agreement	Registration Statement on Form S-1, as Exhibit 10.13	June 11, 2012

10.7#	Amended and Restated Employment Agreement between the Company and Kyle Guse dated May 18, 2016	Current Report on Form 8-K, as Exhibit 10.1	May 20, 2016

10.8#	2010 Stock Option and Incentive Plan, as amended January 13, 2019	Current Report on Form 8-K, as Exhibit 4.2	January 15, 2019

10.9	Equity Distribution Agreement, dated as of September 25, 2020, by and between Atossa Therapeutics, Inc. and Maxim Group LLC	Current Report on Form 8-K, as Exhibit 1.1	September 25, 2020

10.10#	Form of 2020 ISO Option Award Agreement	Current Report on Form 10Q, as Exhibit 4.1	May 13, 2020

10.11#	Form of 2020 Option Award Agreement	Current Report on Form 8-K, as Exhibit 4.1	April 13, 2020

10.12#	Atossa Therapeutics, Inc. 2020 Stock Incentive Plan	On Form DEF 14A, as Appendix A	April 13, 2020

22.1	List of Subsidiaries	Filed herewith

23.1	Consent of BDO USA LLP	Filed herewith

24.1	Powers of Attorney	Filed herewith on Powers of Attorney Page

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith

31.2	Certification Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

#	Indicates management contract or compensatory plan, contract or agreement.

SIGNATURES

Pursuant to the requirements Section 13 or 15(d) of the Securities Exchange Act of 1934, the issuer, a corporation organized and existing under the laws of the State of Delaware, has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in the City of Seattle, State of Washington, on the twenty-eighth day of February 28, 2022.

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

Signature	Office(s)	Date

/s/ Steven C. Quay	Chairman, Chief Executive	February 28, 2022
Steven C. Quay, M.D., Ph.D.	Officer and President
(Principal Executive Officer)

/s/ Kyle Guse	Chief Financial Officer, General Counsel and Secretary	February 28, 2022
Kyle Guse	(Principal Financial and
Accounting Officer)

/s/ Richard I. Steinhart	Director	February 28, 2022
Richard I. Steinhart

/s/ Shu-Chi Chen	Director	February 28, 2022
Shu-Chih Chen, Ph.D.

/s/ Gregory Weaver	Director	February 28, 2022
Gregory Weaver

/s/ Stephen J. Galli	Director	February 28, 2022
Stephen J. Galli, M.D.

/s/ H. Lawrence Remmel	Director	February 28, 2022
H. Lawrence Remmel