Form 10-Q
period 2022-03-31
ATOSSA THERAPEUTICS, INC.
filed 2022-05-09
CIK 1488039

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

The number of shares of the registrant’s common stock, $0.18 par value per share, outstanding as of May 6, 2022, was 126,624,110.

ATOSSA THERAPEUTICS, INC.
FORM 10-Q
QUARTERLY REPORT

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ATOSSA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except for par value)

	As of March 31,
	2022	As of December 31,
Assets	(Unaudited)	2021
Current assets
Cash and cash equivalents	$131,486	$136,377
Restricted cash	110	110
Prepaid expenses	3,874	2,488
Research and development rebate receivable	668	1,072
Other current assets	710	1,193
Total current assets	136,848	141,240

Other assets	630	22
Total Assets	$137,478	$141,262

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$1,596	$1,717
Accrued expenses	120	204
Payroll liabilities	593	1,184
Other current liabilities	13	21
Total current liabilities	2,322	3,126

Total Liabilities	2,322	3,126

Commitments and contingencies (Note 13)

Stockholders' equity
Preferred stock - $0.001 par value; 10,000 shares authorized; 1 share issued and outstanding as of March 31, 2022 and December 31, 2021	-	-
Additional paid-in capital - Series B convertible preferred stock	582	582
Common stock - $0.18 par value; 175,000 shares authorized; 126,624 shares issued and outstanding as of March 31, 2022 and December 31, 2021	22,792	22,792
Additional paid-in capital - common stock	245,802	243,996
Accumulated deficit	(134,020)	(129,234)
Total Stockholders' Equity	135,156	138,136
Total Liabilities and Stockholders' Equity	$137,478	$141,262

The accompanying notes are an integral part of these condensed consolidated financial statements.

ATOSSA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(amounts in thousands, except for per share amounts)

	For the Three Months Ended March 31,

	2022	2021

Operating expenses
Research and development	$1,499	$1,379
General and administrative	3,248	2,152
Total operating expenses	4,747	3,531
Operating loss	(4,747)	(3,531)
Other expense, net	(39)	(7)
Loss before income taxes	(4,786)	(3,538)
Income taxes	-	-
Net loss	$(4,786)	$(3,538)
Loss per common share - basic and diluted	$(0.04)	$(0.04)
Weighted average shares outstanding - basic and diluted	126,624	92,587

The accompanying notes are an integral part of these condensed consolidated financial statements.

ATOSSA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(amounts in thousands)

	Series B Convertible Preferred Stock			Common Stock
			Additional			Additional		Total
	Shares	Amount	Paid-in Capital	Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders' Equity
Balance at December 31, 2020	1	$-	$621	47,550	$8,559	$129,887	$(111,899)	$27,168
Cumulative effect of adopted accounting standard	-	-	-	-	-	9,732	3,271	13,003
Issuance of common stock and warrants, net of issuance costs of $5,493	-	-	-	41,211	7,418	62,250	-	69,668
Issuance of common stock upon warrant exercise	-	-	-	32,063	5,771	26,989	-	32,760
Conversion of Series B convertible preferred stock to common stock	-	-	(1)	-	-	1	-	-
Compensation cost for stock options granted	-	-	-	-	-	640	-	640
Net loss	-	-	-	-	-	-	(3,538)	(3,538)
Balance at March 31, 2021	1	$-	$620	120,824	$21,748	$229,499	$(112,166)	$139,701

	Series B Convertible Preferred Stock			Common Stock
			Additional			Additional		Total
	Shares	Amount	Paid-in Capital	Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders' Equity
Balance at December 31, 2021	1	$-	$582	126,624	$22,792	$243,996	$(129,234)	$138,136
Compensation cost for stock options granted	-	-	-	-	-	1,806	-	1,806
Net loss	-	-	-	-	-	-	(4,786)	(4,786)
Balance at March 31, 2022	1	$-	$582	126,624	$22,792	$245,802	$(134,020)	$135,156

The accompanying notes are an integral part of these condensed consolidated financial statements.

ATOSSA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(amounts in thousands)

	For the Three Months Ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,786)	$(3,538)
Adjustments to reconcile net loss to net cash used in operating activities
Compensation cost for stock options granted	1,806	640
Depreciation and amortization	2	9
Changes in operating assets and liabilities:
Prepaid expenses	(1,386)	(737)
Research and development rebate receivable	404	(85)
Other assets	(114)	582
Accounts payable	(121)	(866)
Accrued expenses	(84)	58
Payroll liabilities	(591)	(474)
Other current liabilities	(8)	3
Net cash used in operating activities	(4,878)	(4,408)

CASH FLOWS FROM INVESTING ACTIVITY
Purchase of furniture and equipment	(13)	-
Net cash used in investing activities	(13)	-

CASH FLOWS FROM FINANCING ACTIVITY
Proceeds from issuance of common stock, net of issuance costs	-	69,668
Proceeds from exercise of warrants	-	32,760
Net cash provided by financing activities	-	102,428

NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(4,891)	98,020
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING BALANCE	136,487	39,664
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, ENDING BALANCE	$131,596	$137,684

SUPPLEMENTAL DISCLOSURES
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$131,486	$137,574
Restricted cash	110	110
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$131,596	$137,684

NONCASH INVESTING AND FINANCING ACTIVITIES
Reclassification of the warrant liability to equity upon adoption of accounting standard	$-	$13,003
Conversion of Series B convertible preferred stock to common stock	$-	$1

The accompanying notes are an integral part of these condensed consolidated financial statements.

ATOSSA THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1: NATURE OF OPERATIONS

 Atossa Therapeutics, Inc. (the Company) was incorporated on April 30, 2009 in the State of Delaware to develop and market medical devices, laboratory tests and therapeutics to address breast health conditions. The Company is currently focused on development of its pharmaceuticals for the treatment of the novel coronavirus (COVID-19), breast cancer and other breast conditions. The Company’s fiscal year ends on December 31.

Impact of the Novel Coronavirus

The ongoing COVID-19 pandemic may affect the Company's operations and those of third parties on which the Company relies, including causing possible disruptions in the supply of the Company's Endoxifen, AT-H201,AT-301 and the pace of enrollment in our clinical trials.  In addition, the COVID-19 pandemic may affect the operations of the U.S. FDA and other health authorities including similar entities/agencies in Sweden and Australia, which could result in delays in meetings, reviews and approvals. Additionally, while the potential economic impact brought by, and the duration of, the COVID-19 pandemic is difficult to assess or predict, the impact of the COVID-19 pandemic on the global financial markets may reduce the Company’s ability to access capital, which could negatively impact the Company’s short-term and long-term liquidity. The ultimate impact of the COVID-19 pandemic is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business, financing or clinical trial activities or on healthcare systems or the global economy as a whole, however, we have not experienced a significant delay in the enrollment or the drug supply for our ongoing and planned clinical studies, including studies of Endoxifen, AT-301 and AT-H201. Although there have been times when the number of reported COVID-19 cases has surged, there have also been times when the number of reported cases of COVID-19 has declined in many countries. If the number of COVID-19 cases decline, it may be difficult to enroll participants in our COVID-19 clinical studies.

NOTE 2: LIQUIDITY AND CAPITAL RESOURCES

The Company has incurred net losses and negative operating cash flows since inception. For the three months ended March 31, 2022, the Company recorded a net loss of $4,786 and used $4,878 of cash in operating activities. As of March 31, 2022, the Company had $131,486 in cash and cash equivalents and working capital of $134,526. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and believes it will need to continue to raise substantial additional capital to accomplish its business plan over the next several years. Management believes its currently available funding, including the funds received from warrant exercises and the issuance of common stock and warrants with net proceeds of $113,486 during 2021, will be sufficient to finance the Company’s operations for at least one year from the date these condensed consolidated financial statements are issued. The Company plans to continue to fund its losses from operations and capital funding needs through a combination of public or private equity offerings, debt financings or other sources, including potential corporate collaborations, licenses and other similar arrangements. There can be no assurance as to the availability or terms upon which such financing and capital might be available in the future. If the Company is unable to secure additional funding, it may be forced to curtail or suspend its business plans.

NOTE 3: SUMMARY OF ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by GAAP for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K of the Company for the year ended December 31, 2021. The year-end condensed consolidated balance sheet presented was derived from audited consolidated financial statements, but does not include all disclosures required by GAAP. All amounts have been presented in thousands, except for par value and other per share data.

In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2022, are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.

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

Segments

The Company operates in a single segment. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker in making decisions regarding resource allocation and assessing performance. To date, our chief operating decision maker has made such decisions and assessed performance at the company level as one segment.

Research and Development

Research and development (R&D) costs are generally expensed as incurred. R&D expenses include, for example, manufacturing expense for the Company's drugs under development, expenses associated with clinical trials and associated salaries and benefits. The Company has entered into various research and development contracts with research institutions, clinical research organizations, clinical manufacturing organizations and other companies. Payments for these activities are based on the terms of the individual agreements, which may differ from the pattern of costs incurred, and payments made in advance of performance are reflected in the accompanying condensed consolidated balance sheets as prepaid expenses. The Company records accruals for estimated costs incurred for ongoing research and development activities. When evaluating the adequacy of the accrued expenses, the Company analyzes progress of the services, including the phase or completion of events, invoices received and contracted costs. Significant judgments and estimates may be made in determining the prepaid expense or accrued expense balances at the end of any reporting period. Actual results could differ from the Company’s estimates.

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

Recently Adopted Accounting Pronouncements

On May 3, 2021, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2021-04, Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options — a consensus of the FASB Emerging Issues Task Force. The ASU provides a principles-based framework to determine whether an issuer should recognize the modification or exchange as an adjustment to equity or an expense. As there were no modifications or exchanges of freestanding equity-classified warrants during the quarter ended March 31, 2022, the standard did not have an impact on the condensed consolidated financial statements.

On January 1, 2022, the Company adopted ASU 2021-10 Annual Disclosure Requirements for Business Entities Receiving Government Assistance. (Topic 832), – Disclosures by Business Entities about Government Assistance, which requires business entities to disclose information about transactions with a government that are accounted for by applying a grant or contribution model by analogy. For transactions within scope, the new standard requires the disclosure of information about the nature of the transaction, including significant terms and conditions, as well as the amounts and specific financial statement line items affected by the transaction. The disclosure of the Company's research and development rebate receivable is detailed in Note 6.

NOTE 4: RESTRICTED CASH

The Company's restricted cash balance of $110 as of March 31, 2022 and December 31, 2021, consists entirely of cash pledged as security for the Company’s issued commercial credit cards.

NOTE 5: PREPAID EXPENSES

Prepaid expenses consisted of the following:

	As of March 31,	As of December 31,
	2022	2021
Prepaid research and development	$2,927	$1,853
Prepaid insurance	613	461
Professional services	293	124
Other	41	50
Total prepaid expenses	$3,874	$2,488

NOTE 6: RESEARCH AND DEVELOPMENT REBATE RECEIVABLE

 On May 23, 2017, Atossa formed a wholly-owned subsidiary in Australia called Atossa Genetics AUS Pty Ltd. The purpose of this subsidiary is to perform R&D activities including our Phase 1 and Phase 2 Endoxifen and COVID-19 clinical trials. Australia offers an R&D cash rebate of $0.435 per dollar spent on qualified R&D activities incurred in the country. The Australian R&D tax incentive program is a self-assessment process, and as such, the Australian Government has the right to review the Company’s qualifying programs and related expenditures for a period of four years. If such a review were to occur, and as a result of the review and failure of a related appeal a qualified program and related expenditures were disqualified, the respective R&D rebates could be recalled with penalties and interest.  The Company uses the grant accounting model by analogy to International Accounting Standards (IAS) 20 to account for the cash rebates received by the Australian government. During the three months ended March 31, 2022 and 2021, the Company incurred qualified R&D expenses in Australia of $354 and $270, respectively. During the quarter ended  March 31, 2022 and year ended December 31, 2021, the Company collected R&D cash rebates of $563 and $0, respectively. At March 31, 2022 and December 31, 2021, we had a total research and development rebate receivable of $668 and $1,072, respectively. The rebate reduced the Research and Development expense line item on the Condensed Consolidated Statements of Operations by $140 and $107 for the three months ended March 31, 2022 and 2021, respectively.

The Company had realized (losses) and gains on foreign currency exchange, related to the research and development rebate receivable balance, during the three months ended March 31, 2022 and March 31, 2021, of $28 and $6, respectively, which is included in Other expense, net in the Condensed Consolidated Statements of Operations.

NOTE 7: PAYROLL LIABILITIES

Payroll liabilities consisted of the following:

	March 31,	December 31,
	2022	2021
Accrued bonuses	$241	$894
Accrued vacation	229	183
Accrued payroll	123	107
Total payroll liabilities	$593	$1,184

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

 The following tables present the Company’s fair value hierarchy for all its financial assets and liabilities, by major security type, measured at fair value on a recurring basis:

March 31, 2022	Estimated Fair Value	Level 1	Level 2	Level 3
Assets:
Money market account	$51,797	$51,797	$-	$-

December 31, 2021	Estimated Fair Value	Level 1	Level 2	Level 3
Assets:
Money market account	$51,796	$51,796	$-	$-

Warrants issued in December of 2020 contained provisions that may have required the Company to settle the warrants in cash in an event outside the Company’s control and were therefore accounted for as liabilities, with changes in the fair values included in net loss for the respective periods. Because some of the inputs to the valuation model were either not observable or were not derived principally from or corroborated by observable market data by correlation or other means, the warrant liability was classified as Level 3 in the fair value hierarchy. On January 1, 2021, the Company early adopted ASU No. 2020-06, Debt – Debt with Conversion and Other Options (Topic 470) and Derivative Hedging - Contracts in an Entity's Own Equity (Topic 815). Upon adoption, the Company recorded a cumulative adjustment to beginning Stockholders' Equity in the amount of $13,003 to reclassify the common stock warrant liability to accumulated deficit and additional paid-in capital.

The following table summarizes the changes in the Company’s Level 3 warrant liability for the three months ended March 31, 2021:

Warrant liability
Beginning balance	$13,003
Reclassification of equity upon adoption of accounting standard	(13,003)
Issuance of warrants	-
Change in fair value	-
Ending balance	$-

NOTE 9: STOCKHOLDERS’ EQUITY

The Company is authorized to issue a total of 185,000 shares of stock consisting of 175,000 shares of common stock, par value $0.18 per share, and 10,000 shares of preferred stock, par value $0.001 per share. The Company has designated 750 shares of Series A junior participating preferred stock, par value $0.001 per share, 4 shares of Series A convertible preferred stock, par value $0.001 per share, 25 shares of Series B convertible preferred stock, par value $0.001 and 20 shares of Series C convertible preferred stock, par value $0.001 per share, through the filings of certificates of designation with the Delaware Secretary of State. No shares of Series A junior participating preferred stock, no shares of Series A convertible preferred stock and no shares of Series C convertible preferred stock are outstanding as of March 31, 2022 and December 31, 2021.

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

Series B Convertible Preferred Stock

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

Warrants

The terms and conditions of the warrants are as follows:

Exercisability. Each warrant is exercisable at any time and will expire between 4 and 4.5-years from the date of issuance. The warrants are exercisable, at the option of each holder, in whole or in part by delivering to us a duly executed exercise notice and payment in full for the number of shares of our common stock purchased upon such exercise, except in the case of a cashless exercise as discussed below.

The number of shares of common stock issuable upon exercise of the warrants is subject to adjustment in certain circumstances, including a stock split, stock dividend on, or a subdivision, combination or recapitalization of the common stock. Upon the merger, consolidation, sale of substantially all of our assets, or other similar transaction, the holders of warrants shall, at the option of the Company, be required to exercise the warrants immediately prior to the closing of the transaction, or such warrants shall automatically expire. Upon such exercise, the holders of warrants shall participate on the same basis as the holders of common stock in connection with the transaction.

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

Exercise Price. Each warrant represents the right to purchase one share of common stock. In addition, the exercise price per share is subject to adjustment for stock dividends, distributions, subdivisions, combinations, or reclassifications, and for certain dilutive issuances. Subject to limited exceptions, a holder of warrants will not have the right to exercise any portion of the warrant to the extent that, after giving effect to the exercise, the holder, together with its affiliates, and any other person acting as a group together with the holder or any of its affiliates, would beneficially own in excess of 4.99% of the number of shares of our common stock outstanding immediately after giving effect to its exercise. The holder, upon notice to the Company, may increase or decrease the beneficial ownership limitation provisions of the warrant, provided that in no event shall the limitation exceed 9.99% of the number of shares of our common stock outstanding immediately after giving effect to the exercise of the warrant.

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

 Warrants Outstanding

As of March 31, 2022, warrants to purchase 22,277 shares of common stock were outstanding including:

	Outstanding Warrants to Purchase Shares	Exercise Price Per Share	Expiration date
May 2018 warrants	762	$4.05	May 30, 2022
December 2020 warrants	6,490	$1.00	December 11 2024-June 21, 2025
January 2021 warrants	4,500	$1.055	July 8, 2025
March 2021 warrants	10,525	$2.88	September 22, 2025
	22,277

Warrant Activity

There were no warrant exercises during the three months ended March 31, 2022. During the three months ended March 31, 2021, the Company received $32,760 from the exercises of warrants. The warrant exercises resulted in the reduction of 32,063 warrants, and the issuance of 32,063 shares of common stock.

Conversion of Convertible Preferred Stock

  During the three months ended March 31, 2022, there were no conversions of Series B convertible preferred stock. During the three months ended March 31, 2021, certain holders of the Series B convertible preferred stock exercised their conversion option and converted an aggregate of 0.001 share, respectively, into 0.285 shares of the Company's common stock.

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

The Company’s warrants and preferred stock contractually entitles the holders of such securities to participate in dividends but do not contractually require the holders of such securities to participate in losses of the Company. Accordingly, in periods in which the Company reports a net loss, such losses are not allocated to such participating securities. In periods in which the Company reports a net loss attributable to common stockholders, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. The Company reported a net loss attributable to common stockholders for the years ended March 31, 2022, and 2021.

The following table summarizes the Company’s calculation of net loss per common share:

	Three Months Ended March 31,
	2022	2021
Numerator
Net loss attributable to common shareholders	$(4,786)	$(3,538)
Denominator
Weighted average common shares outstanding used to compute net loss per share, basic and diluted	126,624	92,587
Net loss per share of common stock, basic and diluted	$(0.04)	$(0.04)

The following table sets forth the weighted average number of potential common shares excluded from the calculation of net loss per diluted share, because including them would be anti-dilutive:

	Three Months Ended March 31,
	2022	2021
Options to purchase common stock	11,089	7,067
Series B convertible preferred stock	165	177
Warrants to purchase common stock	22,277	25,078
	33,531	32,322

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

As a result of the Company’s cumulative losses, management has concluded that a full valuation allowance against the Company’s net deferred tax assets is appropriate. No income tax liabilities existed as of March 31, 2022 and December 31, 2021, due to the Company’s continuing operating losses.

NOTE 12: CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits which include a money market account. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250. As of March 31, 2022 and December 31, 2021, the Company had $131,279 and $136,185, respectively, including restricted cash, in excess of the FDIC insured limit, respectively.

NOTE 13: COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company evaluates all contractual agreements at inception to determine if they contain a lease. Lease liabilities are measured at present value of lease payments not yet paid, using a discounted cash flow model that requires the use of a discount rate, or incremental borrowing rate. Lease terms of 12 months or less are considered short term operating leases and no asset or liability is recognized.

Our office lease expired February 28, 2022. In  March 2022, the Company entered into a new operating lease for office space to pay monthly rent of $1 for a term of 12 months. The Company had lease expense under short term leases of $8 and $5 during the three months ended March 31, 2022, and 2021, respectively.  As of March 31, 2022, and December 31, 2021, the right of use asset and lease liability balances were $0.

Litigation and Contingencies

We are subject to legal proceedings and claims that arise in the normal course of business. We believe these matters are either without merit or of a kind that should not have a material effect, individually or in the aggregate, on our financial position, results of operations or cash flows.

NOTE 14: STOCK BASED COMPENSATION

Stock Option and Incentive Plan

On March 24, 2020, the Board of Directors approved the adoption of the 2020 Stock Incentive Plan (2020 Plan) to provide for the grant of equity-based awards to employees, officers, non-employee directors and other key persons providing services to the Company. No awards may be granted under the 2020 Plan after the date that is 10 years from the date of stockholder approval. An aggregate of 3,000 shares were initially reserved for issuance in connection with awards granted under the 2020 Plan. On  May 14, 2021, the stockholders approved an additional 15,000 shares available for issuance under the 2020 Plan. There are 9,214 options available for grant under the 2020 Plan as of March 31, 2022.

The Company granted options to purchase 2,722 and 0 shares of common stock to employees during the three months ended March 31, 2022 and 2021, respectively. The weighted average grant date fair value of options granted during the three months ended March 31, 2022 was $1.07. There were no options exercised during the three months ended March 31, 2022 and 2021.

The fair value of stock options granted for the three months ended March 31, 2022, was calculated using the Black-Scholes option-pricing model applying the following assumptions:

Three Months Ended March 31,
2022
Risk-free interest rate	1.86% - 2.53%
Expected term (in years)	5.51 - 6.11
Dividend yield	-
Expected volatility	117% - 128%

Compensation costs associated with the Company’s stock options are recognized, based on the grant-date fair values of these options, over the requisite service period, or vesting period. Accordingly, the Company recognized stock-based compensation expense of $1,806 and $640 for the three months ended March 31, 2022 and 2021, respectively, which was included in the following captions in the consolidated statements of operations:

	Three Months Ended March 31,
	2022	2021
General and administrative	$1,184	$450
Research and development	622	190
Total stock compensation expense	$1,806	$640

Options issued and outstanding as of March 31, 2022, and their activities during the three months ended are as follows:

	Number of Underlying Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Contractual Life Remaining in Years	Aggregate Intrinsic Value
Outstanding as of January 1, 2022	10,027	$2.82		$1,006
Granted	2,722	1.25
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding as of March 31, 2022	12,749	2.48	8.42	$-
Exercisable as of March 31, 2022	7,279	2.82	7.67
Vested and expected to vest	12,749	$2.48	8.42	$-

At March 31, 2022, there were 5,470 unvested options outstanding and the related unrecognized total compensation cost associated with these options was $8,279. This expense is expected to be recognized over a weighted-average period of 1.48 years.

Defined Contribution Plan

The Company has a defined contribution plan to which employees of the Company may defer compensation for income tax purposes. Participants are eligible to receive employer matching contributions of up to 6% of deferrals. Employees may also be eligible for a discretionary match over 6%. Defined contribution plan employer matching contributions for the three months ended March 31, 2022 and 2021, were $34 and $33, respectively.

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

Forward-Looking Statements

This report contains, in addition to historical information, certain information, assumptions and discussions that may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have made these statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected or anticipated. Although we believe our assumptions underlying our forward-looking statements are reasonable as of the date of this report, we cannot assure you that the forward-looking statements set out in this report will prove to be accurate. We typically identify these forward-looking statements by the use of forward-looking words such as “expect,” “potential,” “continue,” “may,” “will,” “should,” “could,” “would,” “seek,” “intend,” “plan,” “estimate,” “anticipate” or the negative version of those words or other comparable words. Forward-looking statements contained in this report include, but are not limited to, statements about:

●

The impact of the ongoing coronavirus pandemic and the degree to which the pandemic negatively impacts our supply chain, clinical trial enrollment and timing, nonclinical study timing, and our ability to access capital markets;

●

whether we can obtain approval from the U.S. Food and Drug Administration (FDA), and foreign regulatory bodies, to commence our clinical trials, including our planned COVID-19 and Endoxifen trials, and to sell, market and distribute our therapeutics under development;

●

our ability to successfully initiate and complete clinical trials of our pharmaceutical candidates under development, including our COVID-19 therapies and Endoxifen (an active metabolite of Tamoxifen), and whether those trials will meet their objectives;

●

the success, cost and timing of our product and drug development activities and clinical trials, including whether our studies using our COVID-19 therapies and Endoxifen will enroll a sufficient number of subjects or be completed in a timely fashion or at all;

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

Summary of Leading Programs

Endoxifen. Endoxifen is an active metabolite of tamoxifen which is an FDA-approved drug to treat and prevent breast cancer in high-risk women. We are developing a proprietary form of Endoxifen which is administered orally for the potential treatment of breast cancer and women with breast density. We have successfully completed three Phase 1 clinical studies (including a study in men) and two Phase 2 clinical studies with our proprietary Endoxifen. We have also completed significant pre-clinical development and have established clinical manufacturing capabilities through qualified third parties.

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

AT-301 for COVID-19.  AT-301 is our proprietary drug formulation candidate intended for nasal administration in patients immediately following diagnosis of COVID-19 but who have not exhibited symptoms severe enough to require hospitalization. It is intended for at-home use to reduce symptoms of COVID-19 and to slow the infection rate so that a person’s immune system can more effectively fight COVID-19.

AT-301 is being developed with a nasal spray delivery mechanism because many COVID-19 patients are infected via the nasal passage. Our nasal spray formulation AT-301 is being designed to contain ingredients that can potentially block SARS-CoV-2 viral entry in nasal epithelial cells by interfering with spike protein activation by host proteases, by masking receptor binding domains via electrostatic mechanisms, and by providing a generalized mucoadhesive epithelial barrier.

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

In September 2021 we began enrollment in Australia in a Phase 1/2a study of AT-H201 and in April 2022, we completed enrollment in the second of four parts of the study. The study plans to enroll 60 healthy participants and moderately ill hospitalized COVID-19 patients. An Australian human research ethics committee will review data after each part of the study before we may proceed with subsequent parts of the study. Because the final part of the study in COVID-19 infected patients may require that we use additional study sites, approval of that part of the study and additional sites will depend on COVID-19 infections and may therefore be delayed.

Impact of the Novel Coronavirus

The ongoing COVID-19 pandemic may affect our operations and those of third parties on which we rely, including causing possible disruptions in the supply of Endoxifen, AT-H201, AT-301, the pace of enrollment in our clinical trials and the conduct of current and future clinical trials. In addition, the COVID-19 pandemic may affect the operations of the U.S. FDA and other health authorities including similar entities/agencies in Sweden and Australia, which could result in delays in meetings, reviews and approvals. Additionally, while the potential economic impact brought by, and the duration of, the COVID-19 pandemic is difficult to assess or predict, the impact of the COVID-19 pandemic on the global financial markets may reduce our ability to access capital, which could negatively impact our short-term and long-term liquidity. The ultimate impact of the COVID-19 pandemic is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business, financing or clinical trial activities or on healthcare systems or the global economy as a whole as a result of the COVID-19 pandemic; however, we have not experienced a significant delay in the enrollment or the drug supply for our ongoing and planned clinical studies, including studies of Endoxifen, AT-301 and AT-H201. Although there have been times when the number of reported COVID-19 cases has surged, there have also been times when the number of reported cases of COVID-19 has declined in many countries. If the number of COVID-19 cases decline, it may be difficult to enroll participants in our COVID-19 clinical studies.

Research and Development Phase

We are in the research and development phase and are not currently marketing any products. We do not anticipate generating revenue unless and until we develop and launch our pharmaceutical programs.

Commercial Lease Agreements

Refer to Note 13 Condensed Consolidated Financial Statements.

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

While our significant accounting policies are more fully described in Note 3 to our condensed consolidated financial statements included in this Form 10-Q, we believe that the following accounting policies are the most critical to the judgments and estimates used in the preparation of our condensed consolidated financial statements.

Research and Development

As part of the process of preparing our condensed consolidated financial statements, we are required to estimate our accrued research and development expenses. This process involves reviewing open contracts and work orders, communicating with our applicable personnel to identify services that have been performed on our behalf, and estimating the associated cost incurred for the services, including, in some cases, when we have not yet been invoiced or otherwise notified of actual costs. R&D costs are generally expensed as incurred. R&D expenses include, for example, manufacturing expense for our drugs under development, expenses associated with preclinical studies, clinical trials and associated salaries, bonuses, stock-based compensation and benefits. R&D expenses also include an allocation of the CEO's salary and related benefits including bonus and non-cash stock-based compensation expense based on an estimate of his total hours expended on research and development activities.

We have entered into various research and development contracts with research institutions, clinical research organizations (CRO), clinical manufacturing organizations (CMO) and other companies. The majority of our service providers invoice us monthly for services performed, however, payments under some of these contracts may be required in advance of the services being performed, for example when a contract requires an initial payment at the outset of the contract. Payments made in advance of performance of services are reflected in the accompanying condensed consolidated balance sheets as prepaid expenses.

We base our expenses related to preclinical studies and clinical trials on our estimates of the services received and efforts expended pursuant to quotes and contracts with CROs and other companies that conduct and manage preclinical studies and clinical trials on our behalf. The financial terms of these vary from contract to contract and may result in uneven payment flows. There may be instances in which payments made to our vendors will exceed the level of services provided and result in a prepayment of the expense. In accruing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from the estimate, we adjust the accrual or prepaid expense accordingly. We make estimates of our accrued expenses as of each balance sheet date in the condensed consolidated financial statements based on facts and circumstances known to us at that time. However, additional information may become available to us, which may allow us to make a more accurate estimate in future periods. If we do not identify costs that we have begun to incur or if we underestimate or overestimate the level of services performed or the costs of these services, our actual expenses could differ from our estimates.

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

Results of Operations

Comparison of the three months ended March 31, 2022 and 2021 (amounts in thousands)

Revenue and Cost of Revenue: For the three months ended March 31, 2022 and 2021, we have no source of sustainable revenue and no associated cost of revenue.

Operating Expenses: Total operating expenses were $4,747 for the three months ended March 31, 2022, which is an increase of $1,216 or 34%, from the three months ended March 31, 2021. Operating expenses for 2022 consisted of research and development (R&D) expenses of $1,499 and general and administrative (G&A) expenses of $3,248. Operating expenses for 2021 consisted of R&D expenses of $1,379, and G&A expenses of $2,152. The basis for the increased operating expenses in 2022 is explained below.

Research and Development Expenses: R&D expenses for the three months ended March 31, 2022, were $1,499, an increase of $120 or 9% from total R&D expenses for the same period in 2021 of $1,379. The increase in R&D expense is attributed to increased spending on clinical and non-clinical trials of $584 over 2021 due to additional drug manufactuing costs. Stock-based compensation, which is a non-cash charge, also increased $433 quarter over quarter, and other R&D compensation was up $79 due to salary bonus and benefit increases quarter over quarter. The increase in R&D was offset by a refund of $1,000 from the research institution that the Company had an exclusive right to negotiate for the acquisition of the world-wide rights to two oncology R&D programs. In February 2022, the other party did not honor its obligation to negotiate with us which lead to a cancellation of the agreement and refund of the $1,000 we paid them.

General and Administrative Expenses: G&A expenses were $3,248 for the three months ended March 31, 2022, an increase of $1,096, or 51% from the total G&A expenses for the three months ended March 31, 2021, of $2,152. The increase in G&A expenses for the three months ended March 31, 2022, is primarily attributable to non-cash stock-based compensation expense of $734. Other compensation also increased $264 due to the addition of a new employee quarter over quarter as well as salary, bonus and benefit increases. Legal fees also increased $124 quarter over quarter due to increased patent activity.

Income taxes: We have incurred net operating losses from inception; we did not record an income tax benefit for our incurred losses for the three months ended March 31, 2022 and 2021, due to uncertainty regarding utilization of our net operating carryforwards and due to our history of losses.

Liquidity and Capital Resources

We have incurred net losses and negative operating cash flows since inception. For the three months ended March 31, 2022, we recorded a net loss of $4,786 and used $4,878 of cash in operating activities. As of March 31, 2022, we had $131,486 in cash and cash equivalents and working capital of $134,526. We believe we have sufficient cash to fund our projected operating requirements for at least the following twelve months.

Cash Flows

As of March 31, 2022, we had cash, cash equivalents and restricted cash of $131,596.

Net Cash Flows from Operating Activities: Net cash used in operating activities was $4,878 for the three months ended March 31, 2022, an increase of $470, or 11%, compared to net cash used in operating activities for the three months ended March 31, 2021 of $4,408. The increase in the 2022 period as compared to 2021 resulted primarily from an increase in costs associated with clinical trial activity of $584 as well as in increase in prepaid clinical expenses of $649. Offsetting the year over year increase is the February 2022 refund of $1,000 attributable to a one-time fee to a leading research institution for the exclusive right to negotiate for world-wide rights to two oncology R&D programs.

Net Cash Flows from Investing Activity: Net cash used in investing activities was $13 for the three months ended March 31, 2022, and no cash was used in investing activities for the three months ended March 31, 2021. The increase in cash used was due to purchases of office equipment during the first quarter of 2022.

Net Cash Flows from Financing Activities: There were no financing activities during the three months ended March 31, 2022. Net cash provided by financing activities was $102,428 for the three months ended March 31, 2021. During this period, we sold common stock and warrants for net proceeds of $69,668 and received proceeds of $32,760 from the exercise of warrants.

Funding Requirements

We expect to incur ongoing operating losses for the foreseeable future as we continue to develop our planned therapeutic programs including related clinical studies and other programs in the pipeline.

If we are unable to raise additional capital when needed, however, we could be forced to curtail or cease operations. Our future capital uses and requirements will depend on the time and expenses needed to begin and continue clinical trials for our new drug development. As mentioned earlier, the COVID-19 outbreak could adversely impact the timing and enrollment of our clinical trials.

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

Recent Accounting Pronouncements

Refer to Note 3 to the Condensed Consolidated Financial Statements for recently issued accounting pronouncements not yet adopted.

Recently Adopted Accounting Pronouncements

Refer to Note 3 to the Condensed Consolidated Financial Statements for recently adopted accounting pronouncements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

          As of March 31, 2022, we had $131,486 cash and cash equivalents. Our cash equivalents are primarily held in a commercial money market account.  We do not believe that our cash and cash equivalents have significant risk of default or illiquidity. While we believe our cash and cash equivalents do not contain excessive risk, we cannot provide absolute assurance that in the future our money market investments will not be subject to adverse changes in market value. In addition, we maintain substantially all of our cash and cash equivalents at one financial institution that are in excess of federally insured limits.

We engage CROs, contract manufacturers and other vendors on a global scale. We may be subject to fluctuations in foreign currency rates in connection with certain of our agreements with these parties. We do not participate in any foreign currency hedging activities, and we do not have any other derivative financial instruments. As of March 31, 2022, we have a cash account and a research and development rebate receivable denominated in Australian Dollars. Our research and development rebate receivable balance denominated in Australian dollars was 889 and our Australian dollar cash balance was 90 at March 31, 2022.  We did not recognize any significant exchange rate losses during the quarter ended March 31, 2022.

We currently have no product revenues and depend on funds raised through other sources. Our sources of funding include future debt or equity offerings. Our ability to raise funds in this manner depends upon, among other things, capital market forces affecting our stock price, prevailing interest rates, and on the state of the capital markets generally.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its chief executive and chief financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of March 31, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Litigation and Contingencies

We are subject to legal proceedings and claims that arise in the normal course of business. We believe these matters are either without merit or of a kind that should not have a material effect, individually or in the aggregate, on our financial position, results of operations or cash flows.

ITEM 1A.	RISK FACTORS

Purchasing shares of common stock is an investment in our securities and involves a high degree of risk. You should carefully consider the following information about these risks, together with the other information contained in this quarterly report and our Annual Report, before purchasing our securities. If any of the following risks actually occur, our business, financial condition and results of operations would likely suffer. In that case, the market price of the common stock could decline, and you may lose part or all of your investment in our company. Additional risks of which we are not presently aware or that we currently believe are immaterial may also harm our business and results of operations.

Risks Relating to our Business

We have only a limited operating history, and, as such, an investor cannot assess our profitability or performance based on past results.

Since December 2015, our business has focused on the development of novel therapeutics for the treatment of breast cancer and other breast conditions. In the first quarter of 2020, we began development of a novel potential therapy for hospitalized COVID-19 patients and in the second quarter 2020 we launched a second COVID-19 program for patients who do not require hospitalization. However, this is a departure from our historical focus on breast cancer and we have no operating history as a company in developing treatments for infectious diseases. Because of our limited operating history, particularly in the area of pharmaceutical development, our revenue and income potential is uncertain and cannot be based on prior results. Any evaluation of our business and prospects must be considered in light of these factors and the risks and uncertainties often encountered by companies in the development stage. Some of these risks and uncertainties include our ability to:

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

For the three months ended March 31, 2022, we incurred a net loss of $4,786 and we had an accumulated deficit of $134,020 since inception. As of March 31, 2022, we had cash and cash equivalents of $131,486. Because we have no current sources of revenue, we expect that we will need to raise capital again in the future to continue to fund our operations. When we elect to raise additional funds or when additional funds are required, we may raise such funds from time to time through public or private equity offerings, debt financings, corporate collaboration and licensing arrangements or other financing alternatives. These financing arrangements may not be available on acceptable terms, if at all. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we will be prevented from developing our pharmaceutical candidates, pursuing acquisitions, invest in other companies including as a sponsor or investor in special purpose acquisition companies, licensing, development and commercialization efforts, and our ability to continue operations, generate revenues, and achieve or sustain profitability will be substantially harmed.  We currently have fewer than four million shares of common stock authorized that are not reserved for specific purposes. Although we have proposed to our stockholders that at our 2022 annual stockholder meeting our charter be amended to add additional authorized shares for various potential purposes, including potential capital raising transactions, to date our stockholders have not approved such a proposal and may not approve such a proposal in the future. A lack of authorized shares may limit our ability to raise capital when needed.

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

We may expend our capital resources in ways that you don't agree with or that don't produce stockholder value

We intend to use our capital resources to execute on our business plan, which may include acquiring or in-licensing additional programs and may also include the internal development of additional programs that may or may not be related to oncology and infectious diseases. We may also use our capital resources to invest directly or indirectly in business opportunities in healthcare or other industries including through purchases of equity in other companies. These investments may be in special purpose acquisition companies either as a sponsor or as an equity investor. Our business plan may evolve to require more capital resources than currently contemplated either because our existing programs progress more quickly or at a greater expense than currently anticipated or because we add additional programs. You may not agree with the ways in which we expend our capital resources and we may not produce stockholder value from the ways we deploy our capital.

We have a history of operating losses, and we expect to continue to incur losses in the future.

We have a limited operating history and have incurred net losses each year. Our net loss for the quarter ended March 31, 2022, was $4,786. We will continue to incur further losses in connection with research and development costs for development of our programs, including ongoing and additional clinical studies.

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

Successful development of anti-cancer and other pharmaceutical products is highly uncertain and obtaining regulatory approval to market drugs to treat cancer, other breast conditions and infectious diseases is expensive, difficult, and speculative. Compounds that appear promising in research and development may fail to reach later stages of development for several reasons, including, but not limited to:

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

In addition, from time to time we expect to report interim, top-line or “preliminary” data for clinical trials, including for example the results reported in 2021 for our neoadjuvant or “window of opportunity” Phase 2 study of Endoxifen in Australia. Such data are based on a preliminary analysis of then-available efficacy and safety data, and such findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. Interim, top-line or preliminary data are based on important assumptions, estimations, calculations and information then available to us to the extent we have had, at the time of such reporting, an opportunity to fully and carefully evaluate such information in light of all surrounding facts, circumstances, recommendations and analyses. As a result, interim, top-line or “preliminary” results may differ from future results, or different conclusions or considerations may qualify such results once existing data have been more fully evaluated. In addition, third parties, including regulatory agencies, may not accept or agree with our assumptions, estimations, calculations or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of the particular compound and our business in general.

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

We are developing our products, including AT-H201 to treat COVID-19 and Endoxifen for breast cancer, for patients who are severely ill, and patient deaths that occur in our clinical trials could negatively impact our business even if such deaths are not shown to be related to our drugs.

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

Although many public health authorities have said that COVID-19 will continue to be present in circulation for the foreseeable future, the end of the pandemic and the shift to an endemic phase would likely reduce the need for our COVID-19 product candidates and may make them obsolete or unnecessary or otherwise reduce the size of the potential market for our product candidates. It is possible that our development timeline for these programs will exceed the duration of the pandemic such that we do not realize a positive return on these investments. To the extent that the stock market has placed value in our COVID-19 programs, positive developments relating to the end of the pandemic could have a negative impact on our stock price.

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

Our Stockholder Rights Agreement that we adopted in May 2014, our amended and restated certificate of incorporation, and amended and restated bylaws contain provisions that could delay or prevent a change in control or changes in our Board of Directors that our stockholders might consider favorable. These provisions include the establishment of a staggered Board of Directors, which divides the board into three classes, with directors in each class serving staggered three-year terms. The existence of a staggered board can make it more difficult for a third-party to effect a takeover of our Company if the incumbent board does not support the transaction. These and other provisions in our corporate documents, our Shareholder Rights Plan and Delaware law might discourage, delay or prevent a change in control or changes in the Board of Directors of the Company. These provisions could also discourage proxy contests and make it more difficult for an investor and other stockholders to elect directors not nominated by our Board. Furthermore, the existence of these provisions, together with certain provisions of Delaware law, might hinder or delay an attempted takeover other than through negotiations with the Board of Directors

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

Not applicable.

EXHIBIT INDEX

Incorporated by Reference Herein
Exhibit No.	Description	Form	Date

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith

31.2	Certification Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 9, 2022

/s/ Steven C. Quay
President and Chief Executive Officer
(On behalf of the Registrant)

/s/ Kyle Guse
Kyle Guse
Chief Financial Officer, General Counsel and Secretary
(As Principal Financial and Accounting Officer)