Form 10-Q
period 2022-06-30
ATOSSA THERAPEUTICS, INC.
filed 2022-08-08
CIK 1488039

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

The number of shares of the registrant’s common stock, $0.18 par value per share, outstanding as of August 5, 2022, was 126,624,110.

ATOSSA THERAPEUTICS, INC.
FORM 10-Q
QUARTERLY REPORT

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ATOSSA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except for par value)

	As of June 30, 2022	As of December 31,
Assets	(Unaudited)	2021
Current assets
Cash and cash equivalents	$125,537	$136,377
Restricted cash	110	110
Prepaid expenses	5,304	2,488
Research and development rebate receivable	900	1,072
Other current assets	1,570	1,193
Total current assets	133,421	141,240

Other assets	627	22
Total Assets	$134,048	$141,262

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$2,052	$1,717
Accrued expenses	834	204
Payroll liabilities	875	1,184
Other current liabilities	31	21
Total current liabilities	3,792	3,126

Total Liabilities	3,792	3,126

Commitments and contingencies (Note 13)

Stockholders' equity
Preferred stock - $0.001 par value; 10,000 shares authorized; 1 share issued and outstanding as of June 30, 2022 and December 31, 2021	-	-
Additional paid-in capital - Series B convertible preferred stock	582	582
Common stock - $0.18 par value; 175,000 shares authorized; 126,624 shares issued and outstanding as of June 30, 2022 and December 31, 2021	22,792	22,792
Additional paid-in capital - common stock	247,573	243,996
Accumulated deficit	(140,691)	(129,234)
Total Stockholders' Equity	130,256	138,136
Total Liabilities and Stockholders' Equity	$134,048	$141,262

The accompanying notes are an integral part of these condensed consolidated financial statements.

ATOSSA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(amounts in thousands, except for per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021

Operating expenses
Research and development	$3,433	$3,799	$4,937	$5,177
General and administrative	3,162	3,205	6,411	5,357
Total operating expenses	6,595	7,004	11,348	10,534
Operating loss	(6,595)	(7,004)	(11,348)	(10,534)
Other expense, net	(77)	(35)	(109)	(43)
Loss before income taxes	(6,672)	(7,039)	(11,457)	(10,577)
Income taxes	-	-	-	-
Net loss	$(6,672)	$(7,039)	$(11,457)	$(10,577)
Loss per common share - basic and diluted	$(0.05)	$(0.06)	$(0.09)	$(0.10)
Weighted average shares outstanding - basic and diluted	126,624	121,572	126,624	107,160

The accompanying notes are an integral part of these condensed consolidated financial statements.

ATOSSA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(amounts in thousands)

	Series B Convertible Preferred Stock			Common Stock
			Additional			Additional		Total
	Shares	Amount	Paid-in Capital	Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders' Equity
Balance at December 31, 2020	1	$-	$621	47,550	$8,559	$129,887	$(111,899)	$27,168
Cumulative effect of adopted accounting standard	-	-	-	-	-	9,732	3,271	13,003
Issuance of common stock and warrants, net of issuance costs of $5,493	-	-	-	41,211	7,418	62,250	-	69,668
Issuance of common stock upon warrant exercise	-	-	-	32,063	5,771	26,989	-	32,760
Conversion of Series B convertible preferred stock to common stock	-	-	(1)	-	-	1	-	-
Compensation cost for stock options granted	-	-	-	-	-	640	-	640
Net loss	-	-	-	-	-	-	(3,538)	(3,538)
Balance at March 31, 2021	1	$-	$620	120,824	$21,748	$229,499	$(112,166)	$139,701
Issuance of common stock upon warrant exercise	-	-	-	5,091	917	9,279	-	10,196
Conversion of Series B convertible preferred stock to common stock	-	-	(33)	9	2	31	-	-
Compensation cost for stock options granted	-	-	-	-	-	1,214	-	1,214
Net loss	-	-	-	-	-	-	(7,039)	(7,039)
Balance at June 30, 2021	1	$-	$587	125,924	$22,667	$240,023	$(119,205)	$144,072

	Series B Convertible Preferred Stock			Common Stock
			Additional			Additional		Total
	Shares	Amount	Paid-in Capital	Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders' Equity
Balance at December 31, 2021	1	$-	$582	126,624	$22,792	$243,996	$(129,234)	$138,136
Compensation cost for stock options granted	-	-	-	-	-	1,806	-	1,806
Net loss	-	-	-	-	-	-	(4,785)	(4,785)
Balance at March 31, 2022	1	$-	$582	126,624	$22,792	$245,802	$(134,019)	$135,157
Compensation cost for stock options granted	-	-	-	-	-	1,771	-	1,771
Net loss	-	-	-	-	-	-	(6,672)	(6,672)
Balance at June 30, 2022	1	$-	$582	126,624	$22,792	$247,573	$(140,691)	$130,256

The accompanying notes are an integral part of these condensed consolidated financial statements.

ATOSSA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(amounts in thousands)

	For the Six Months Ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(11,457)	$(10,577)
Adjustments to reconcile net loss to net cash used in operating activities
Compensation cost for stock options granted	3,577	1,854
Depreciation and amortization	4	15
Disposal of assets	1	-
Changes in operating assets and liabilities:
Prepaid expenses	(2,816)	(578)
Research and development rebate receivable	172	(182)
Other assets	(974)	582
Accounts payable	335	(1,051)
Accrued expenses	630	438
Payroll liabilities	(309)	(263)
Other current liabilities	10	17
Net cash used in operating activities	(10,827)	(9,745)

CASH FLOWS FROM INVESTING ACTIVITY
Purchase of furniture and equipment	(13)	-
Net cash used in investing activities	(13)	-

CASH FLOWS FROM FINANCING ACTIVITY
Proceeds from issuance of common stock and warrants, net of issuance costs	-	69,668
Proceeds from exercise of warrants	-	42,956
Net cash provided by financing activities	-	112,624

NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(10,840)	102,879
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING BALANCE	136,487	39,664
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, ENDING BALANCE	$125,647	$142,543

SUPPLEMENTAL DISCLOSURES
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$125,537	$142,433
Restricted cash	110	110
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$125,647	$142,543

NONCASH INVESTING AND FINANCING ACTIVITIES
Reclassification of the warrant liability to equity upon adoption of accounting standard	$-	$13,003
Conversion of Series B convertible preferred stock to common stock	$-	$34

The accompanying notes are an integral part of these condensed consolidated financial statements.

ATOSSA THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1: NATURE OF OPERATIONS

 Atossa Therapeutics, Inc. (the Company) was incorporated on April 30, 2009 in the State of Delaware to develop and market medical devices, laboratory tests and therapeutics to address breast health conditions. The Company is currently focused on development of its pharmaceuticals for the treatment of breast cancer and other breast conditions, lung injury caused by cancer treatments, and the novel coronavirus (COVID-19). The Company’s fiscal year ends on December 31.

Impact of the Novel Coronavirus

The ongoing COVID-19 pandemic may affect the Company's operations and those of third parties on which the Company relies, including causing possible disruptions in the supply of the Company's Endoxifen, AT-H201, AT-301 and the pace of enrollment in our clinical trials.  In addition, the COVID-19 pandemic may affect the operations of the U.S. FDA and other health authorities including similar entities/agencies in Sweden and Australia, which could result in delays in meetings, reviews and approvals.  We do not yet know the full extent of potential delays or impacts on our business, financing or clinical trial activities or on healthcare systems or the global economy as a whole, however, we have not experienced a significant delay in the enrollment or the drug supply for our ongoing and planned clinical studies, including studies of Endoxifen, AT-301 and AT-H201. If the number of COVID-19 cases decline or if antiviral therapies (such as paxlovid) become widely adopted, it may be difficult to enroll participants in our planned COVID-19 clinical studies.

NOTE 2: LIQUIDITY AND CAPITAL RESOURCES

The Company has incurred net losses and negative operating cash flows since inception. For the six months ended June 30, 2022, the Company recorded a net loss of $11,457 and used $10,827 of cash in operating activities. As of June 30, 2022, the Company had $125,537 in cash and cash equivalents and working capital of $129,629. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and believes it will need to continue to raise substantial additional capital to accomplish its business plan over the next several years. Management believes its currently available funding will be sufficient to finance the Company’s operations for at least one year from the date these condensed consolidated financial statements are issued. The Company plans to continue to fund its losses from operations and capital funding needs through a combination of public or private equity offerings, debt financings or other sources, including potential corporate collaborations, licenses and other similar arrangements. There can be no assurance as to the availability or terms upon which such financing and capital might be available in the future. If the Company is unable to secure additional funding, it may be forced to curtail or suspend its business plans.

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

In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2022, are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.

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

Recently Adopted Accounting Pronouncements

On May 3, 2021, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2021-04, Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options — a consensus of the FASB Emerging Issues Task Force. The ASU provides a principles-based framework to determine whether an issuer should recognize the modification or exchange as an adjustment to equity or an expense. As there were no modifications or exchanges of freestanding equity-classified warrants during the three or six months ended June 30, 2022, the standard did not have an impact on the condensed consolidated financial statements.

On January 1, 2022, the Company adopted ASU 2021-10 Annual Disclosure Requirements for Business Entities Receiving Government Assistance (Topic 832) – Disclosures by Business Entities about Government Assistance, which requires business entities to disclose information about transactions with a government that are accounted for by applying a grant or contribution model by analogy. For transactions within scope, the new standard requires the disclosure of information about the nature of the transaction, including significant terms and conditions, as well as the amounts and specific financial statement line items affected by the transaction. The disclosure of the Company's research and development rebate receivable is detailed in Note 6.

NOTE 4: RESTRICTED CASH

The Company's restricted cash balance of $110 as of June 30, 2022 and December 31, 2021, consists entirely of cash pledged as security for the Company’s issued commercial credit cards.

NOTE 5: PREPAID EXPENSES

Prepaid expenses consisted of the following:

	As of June 30,	As of December 31,
	2022	2021
Prepaid research and development	$4,488	$1,853
Prepaid insurance	579	461
Professional services	186	124
Other	51	50
Total prepaid expenses	$5,304	$2,488

NOTE 6: RESEARCH AND DEVELOPMENT REBATE RECEIVABLE

 On May 23, 2017, Atossa formed a wholly-owned subsidiary in Australia called Atossa Genetics AUS Pty Ltd. The purpose of this subsidiary is to perform R&D activities including our Phase 1 and Phase 2 Endoxifen and COVID-19 clinical trials. Australia offers an R&D cash rebate of $0.435 per dollar spent on qualified R&D activities incurred in the country. The Australian R&D tax incentive program is a self-assessment process, and as such, the Australian Government has the right to review the Company’s qualifying programs and related expenditures for a period of four years. If such a review were to occur, and as a result of the review and failure of a related appeal a qualified program and related expenditures could be disqualified, and the respective R&D rebates could be recalled with penalties and interest. The Company uses the grant accounting model by analogy to International Accounting Standards (IAS) 20 to account for the cash rebates received from the Australian government.

During the three and six months ended June 30, 2022, the Company incurred qualified R&D expenses in Australia of $607 and $930, respectively. Qualified R&D expenses incurred by the Company were $275 and $546 during the three and six months ended June 30, 2021, respectively. During the six months ended  June 30, 2022 and June 30, 2021, the Company collected R&D cash rebates of $629 and $0, respectively. At June 30, 2022 and December 31, 2021, we had a total research and development rebate receivable of $900 and $1,072, respectively. We record the R&D rebate credit in the period when we incur the associated R&D cost. As such, the rebate reduced the Research and Development expense line item on the Condensed Consolidated Statements of Operations by $264 and $404 for the three and six months ended June 30, 2022 and $109 and $216 for the same periods in 2021, respectively.

The Company had realized losses on foreign currency exchange, related to the research and development rebate receivable balance, during the three and six months ended June 30, 2022 of $85 and $114, respectively, and $33 and $38 for the same periods in 2021, respectively. Foreign currency exchange gains and losses are included in Other expense, net in the Condensed Consolidated Statements of Operations.

NOTE 7: PAYROLL LIABILITIES

Payroll liabilities consisted of the following:

	June 30,	December 31,
	2022	2021
Accrued bonuses	$504	$894
Accrued vacation	244	183
Accrued payroll	127	107
Total payroll liabilities	$875	$1,184

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

 The following tables present the Company’s fair value hierarchy for all its financial assets and liabilities, by major security type, measured at fair value on a recurring basis:

June 30, 2022	Estimated Fair Value	Level 1	Level 2	Level 3
Assets:
Money market account	$51,809	$51,809	$-	$-

December 31, 2021	Estimated Fair Value	Level 1	Level 2	Level 3
Assets:
Money market account	$51,796	$51,796	$-	$-

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

NOTE 9: STOCKHOLDERS’ EQUITY

The Company is authorized to issue a total of 185,000 shares of stock consisting of 175,000 shares of common stock, par value $0.18 per share, and 10,000 shares of preferred stock, par value $0.001 per share. The Company has designated 750 shares of Series A junior participating preferred stock, par value $0.001 per share, 4 shares of Series A convertible preferred stock, par value $0.001 per share, 25 shares of Series B convertible preferred stock, par value $0.001 and 20 shares of Series C convertible preferred stock, par value $0.001 per share, through the filings of certificates of designation with the Delaware Secretary of State. No shares of Series A junior participating preferred stock, no shares of Series A convertible preferred stock and no shares of Series C convertible preferred stock are outstanding as of June 30, 2022 and December 31, 2021.

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

Fundamental Transactions. In the event we effect certain mergers, consolidations, sales of substantially all of our assets, tender or exchange offers, reclassifications or share exchanges in which our common stock is effectively converted into or exchanged for other securities, cash or property, we consummate a business combination in which another person acquires 50% of the outstanding shares of our common stock, or any person or group becomes the beneficial owner of 50% of the aggregate ordinary voting power represented by our issued and outstanding common stock. Then, upon any subsequent conversion of the Series B convertible preferred stock, the holders of the Series B convertible preferred stock will have the right to receive any shares of the acquiring corporation or other consideration it would have been entitled to receive if it had been a holder of the number of shares of common stock then issuable upon conversion in full of the Series B convertible preferred stock.

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

Cashless Exercise. If at any time there is no effective registration statement registering, or the prospectus contained therein is not available for the issuance of, the shares issuable upon exercise of the warrant, the holder may exercise the warrant on a cashless basis. When exercised on a cashless basis, a portion of the warrant is cancelled in payment of the purchase price payable in respect of the number of shares of our common stock purchasable upon such exercise.

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

As of June 30, 2022, warrants to purchase shares of common stock were outstanding including:

	Outstanding Warrants to Purchase Shares	Exercise Price Per Share	Expiration date
December 2020 warrants	6,490	$1.00	December 11 2024-June 21, 2025
January 2021 warrants	4,500	$1.055	July 8, 2025
March 2021 warrants	10,525	$2.88	September 22, 2025
	21,515

Warrant Activity

There were no warrant exercises during the three and six months ended June 30, 2022. During the three and six months ended June 30, 2021, the Company received $10,196 and $42,956 respectively, from the exercises of warrants. The warrant exercises resulted in the reduction of 5,091 and 37,154 warrants, respectively, for the three and six months ended June 30, 2021 and the issuance of 5,091 and 37,154 shares of common stock for the same periods.

Conversion of Convertible Preferred Stock

  During the three and six months ended June 30, 2022, there were no conversions of Series B convertible preferred stock. During the three and six months ended June 30, 2021, certain holders of the Series B convertible preferred stock exercised their conversion option and converted an aggregate of 0.033 and 0.034 shares, respectively, into 9 and 9 shares of the Company's common stock.

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

The Company’s warrants and preferred stock contractually entitle the holders of such securities to participate in dividends but do not contractually require the holders of such securities to participate in losses of the Company. Accordingly, in periods in which the Company reports a net loss, such losses are not allocated to such participating securities. In periods in which the Company reports a net loss attributable to common stockholders, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. The Company reported a net loss attributable to common stockholders for the three and six months ended June 30, 2022, and 2021.

The following table summarizes the Company’s calculation of net loss per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator
Net loss attributable to common shareholders	$(6,672)	$(7,039)	$(11,457)	$(10,577)
Denominator
Weighted average common shares outstanding used to compute net loss per share, basic and diluted	126,624	121,572	126,624	107,160
Net loss per share of common stock, basic and diluted	$(0.05)	$(0.06)	$(0.09)	$(0.10)

The following table sets forth the weighted average number of potential common shares excluded from the calculation of net loss per diluted share, because including them would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Options to purchase common stock	13,337	8,905	12,219	7,991
Series B convertible preferred stock	165	175	165	176
Warrants to purchase common stock	22,009	26,919	22,142	26,003
	35,511	35,999	34,526	34,170

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

As a result of the Company’s cumulative losses, management has concluded that a full valuation allowance against the Company’s net deferred tax assets is appropriate. No income tax liabilities existed as of June 30, 2022 and December 31, 2021, due to the Company’s continuing operating losses.

NOTE 12: CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits which include a money market account. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250. As of June 30, 2022 and December 31, 2021, the Company had $125,332 and $136,185, respectively, including restricted cash, in excess of the FDIC insured limit, respectively.

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

Our office lease expired February 28, 2022. In  March 2022, the Company entered into a new operating lease for office space to pay monthly rent of $1 for a term of 12 months. The Company had lease expense under short term leases during the three and six months ended June 30, 2022, of $2 and $8, respectively. Lease expense under short term leases during the three and six months ended June 30, 2021 were $7 and $12, respectively. As of June 30, 2022 and December 31, 2021, the right of use asset and lease liability balances were $0.

Litigation and Contingencies

We are subject to legal proceedings and claims that arise in the normal course of business. We believe these matters are either without merit or of a kind that should not have a material effect, individually or in the aggregate, on our financial position, results of operations or cash flows.

NOTE 14: STOCK BASED COMPENSATION

Stock Option and Incentive Plan

On March 24, 2020, the Board of Directors approved the adoption of the 2020 Stock Incentive Plan (2020 Plan) to provide for the grant of equity-based awards to employees, officers, non-employee directors and other key persons providing services to the Company. No awards may be granted under the 2020 Plan after the date that is 10 years from the date of stockholder approval. An aggregate of 3,000 shares were initially reserved for issuance in connection with awards granted under the 2020 Plan. On  May 14, 2021, the stockholders approved an additional 15,000 shares available for issuance under the 2020 Plan. There are 8,086 options available for grant under the 2020 Plan as of June 30, 2022.

The Company granted options to purchase 1,128 and 3,849 shares of common stock to employees during the three and six months ended June 30, 2022. For the three and six months ended June 30, 2021, the Company granted 3,644 options to employees to purchase shares of common stock. The weighted average grant date fair value of options granted during the three and six months ended June 30, 2022 was $0.80 and $0.99, respectively, and $2.55 and $2.55 for the same periods in 2021, respectively. There were no options exercised during the three and six months ended June 30, 2022 and 2021.

The fair value of stock options granted for the three and six months ended June 30, 2022 and 2021, was calculated using the Black-Scholes option-pricing model applying the following assumptions:

	Three Months Ended June 30,			Six Months Ended June 30,
	2022			2022
Risk-free interest rate	2.87%	-	3.02%	1.86%	-	3.02%
Expected term (in years)	5.19	-	6.11	5.19	-	6.11
Dividend yield		-			-
Expected volatility	114%	-	126%	114%	-	128%

	Three Months Ended June 30,			Six Months Ended June 30,
	2021			2021
Risk-free interest rate	0.89%	-	1.08%	0.89%	-	1.08%
Expected term (in years)	5.31	-	6.17	5.31	-	6.17
Dividend yield		-			-
Expected volatility	122%	-	130%	122%	-	130%

Compensation costs associated with the Company’s stock options are recognized, based on the grant-date fair values of these options, over the requisite service period, or vesting period. Accordingly, the Company recognized stock-based compensation expense, which was included in the following captions in the consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
General and administrative	$1,140	$853	$2,323	$1,303
Research and development	631	361	1,254	551
Total stock compensation expense	$1,771	$1,214	$3,577	$1,854

Options issued and outstanding as of June 30, 2022, and their activities during the six months ended are as follows:

	Number of Underlying Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Contractual Life Remaining in Years	Aggregate Intrinsic Value
Outstanding as of January 1, 2022	10,027	$2.82	-
Granted	3,849	1.16	-	50,738
Exercised	-	-	-
Forfeited	-	-	-
Expired	-	-	-	-
Outstanding as of June 30, 2022	13,876	2.35	8.31	$183
Exercisable as of June 30, 2022	8,418	2.72	7.60
Vested and expected to vest	13,876	$2.35	8.31	$183

At June 30, 2022, there were 5,458 unvested options outstanding and the related unrecognized total compensation cost associated with these options was $7,405. This expense is expected to be recognized over a weighted-average period of 1.37 years.

Defined Contribution Plan

The Company has a defined contribution plan to which employees of the Company may defer compensation for income tax purposes. Participants are eligible to receive employer matching contributions of up to 6% of deferrals. Employees may also be eligible for a discretionary match over 6%. Defined contribution plan employer matching contributions for the three and six months ended June 30, 2022 were $36 and $68, respectively and for the same periods in 2021, were $13 and $46, respectively.

NOTE 15: SUBSEQUENT EVENT

On July 1, 2022, the Company entered into a letter agreement (the “Letter Agreement”) with a U.S. private company that is in the pre-clinical stage of developing novel Chimeric Antigen Receptor (CAR) T-cell therapies based on technology licensed from a leading U.S. cancer treatment and research institution (the “CAR-T Company”). The Letter Agreement requires that up until November 1, 2022 the CAR-T Company will (i) negotiate exclusively with the Company for the Company to acquire the CAR-T Company, and (ii) address certain matters related to personnel, operations and intellectual property. The Company paid $2,700 in July 2022 for the exclusive right to negotiate with the CAR-T Company. If a definitive agreement is not reached for the Company to acquire the CAR-T Company and if a specified material adverse event has not occurred, then the Company will pay an additional $2,000 for a 19.99% preferred stock equity interest in the CAR-T Company. The Company is under no obligation to complete the acquisition of the CAR-T Company and no assurance can be given that an acquisition will be completed on acceptable terms or at all.

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

●	the impact of inflation on our operating costs and the supply chain;

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

●	whether we will successfully complete potential acquisition, including the CART-T Company;

●	our ability to contract with third-party suppliers, manufacturers and service providers, including clinical research organizations, and their ability to perform adequately;

●	our ability to successfully develop and commercialize new therapeutics currently in development or that we might identify in the future and in the time frames currently expected;

●	our ability to successfully defend litigation and other similar complaints that may be brought in the future, in a timely manner and within the coverage, scope and limits of our insurance policies;

●	our ability to establish and maintain intellectual property rights covering our products;

●	our expectations regarding, and our ability to satisfy, federal, state and foreign regulatory requirements;

●	the accuracy of our estimates of the size and characteristics of the markets that our products and services may address;

●	whether the final study results will vary from preliminary study results that we may announce;

●	our expectations as to future financial performance, expense levels and capital sources;

●	our ability to attract and retain key personnel; and

●	our ability to raise capital.

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

Company Overview

We are a clinical-stage biopharmaceutical company seeking to develop proprietary innovative medicines in areas of significant unmet medical need in oncology and infectious diseases, with a current focus on breast cancer, other breast conditions, lung injury caused by cancer treatments, and COVID-19. Our drug under development for breast cancer and other breast conditions is Endoxifen which is being developed primarily in two settings: one to reduce tumor cell activity in breast cancer patients in the neoadjuvant setting, meaning prior to surgery; and another to reduce dense breast tissue in women. Our drug under development for lung injury caused by cancer treatments is AT-H201, an inhalation therapy; and our COVID-19 drug under development is AT-301, a nasal spray for COVID-19 patients for at-home use.

Our business strategy is to advance our programs through clinical studies including with partners and to opportunistically add programs in areas of high unmet medical need through acquisition, collaboration, or internal development.

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

In December 2021, we commenced a Phase 2 study of our proprietary oral Endoxifen. The study, known as the Karisma-Endoxifen study, is a Phase 2, randomized, double-blind, placebo-controlled, dose-response study of our proprietary oral Endoxifen in healthy premenopausal women with measurable breast density. The primary objective of the study is to determine the dose-response relationship of daily Endoxifen on breast density reduction. Secondary endpoints will assess safety and tolerability, and the trial includes an exploratory endpoint to assess durability of the breast density changes. The study is currently enrolling at the South General Hospital in Stockholm and will include approximately 240 participants who will receive daily doses of Endoxifen or placebo for six months. The study is being led by principal investigator Per Hall, M.D., Ph.D., Department of Medical Epidemiology and Biostatistics at Karolinska Institutet.

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

On May 31, 2022, we submitted an Investigational New Drug (IND) application to the U.S. Food and Drug Administration (FDA) for the pre-surgical treatment of patients with ER+ and HER2 negative (ER+/HER2-) breast cancer. The initial investigation will be a Phase 2 study of premenopausal women with ER+/HER2- breast cancer titled “A Randomized Phase 2 Noninferiority Trial of (Z)-endoxifen and Exemestane + Goserelin as Neoadjuvant Treatment in Premenopausal Women with ER+/HER2- Breast Cancer.” Exemestane is an estrogen modular to treat certain types of breast cancer and goserelin is a horomonal therapy to treat certain types of breast cancer and other cancers. This study is designed to first determine a target dose for therapy and then to investigate the safety and efficacy of Endoxifen therapy for premenopausal women with ER+/HER2- breast cancer.

 In response to our IND application, the FDA communicated to us that the IND requires additional information which we plan to submit by the end of the third quarter 2022. We plan to initiate enrollment into the neoadjuvant study in the fourth quarter 2022. Unless and until the required information, and any additional information the FDA may require, can be provided to the FDA the neoadjuvant study is on clinical hold and cannot commence. No assurance can be provided that the FDA will accept the information we plan to provide or that the neoadjuvant study will commence.

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

AT-H201 for Compromised Lung Function Caused by Cancer Treatments. AT-H201 consists of a proprietary combination of two drugs previously approved by the FDA to treat other diseases.  AT-H201 is intended to be inhaled via nebulizer with the goal of preventing or reducing lung injury. In July 2022, we completed dosing in a placebo-controlled Phase 1/2a study of AT-H201 in healthy participants in Australia. The study originally had four parts: Part A – a single ascending dose part; Part B – a multiple ascending dose part; Part C – a combination part in healthy individuals; and Part D – a combination in COVID-19 infected patients. After we completed dosing in Parts A, B and C of the study we decided not to proceed with Part D; rather, we shifted the development of AT-H201 to more closely align with our oncology focus by continuing development of AT-H201 in patients with compromised lung-function due to the damaging effects of cancer treatment, including, for example, lung injury caused by radiation treatment, which is poorly treated with current therapies and is often irreversible.

Radiation induced lung injury (or, RILI) is damage to the lungs caused by ionizing radiation administered to treat cancer. RILI is a significant issue for patients undergoing radiation treatment for various forms of cancer and is often irreversible.  For instance, RILI affects 30-40% of lung cancer patients, and approximately 35% of esophageal cancer patients.  In non-small cell cancer patients receiving concurrent chemotherapy and radiation therapy the incidence of RILI is estimated to be greater than 60%. We believe RILI affects a significant number of patients across multiple cancer types and there is a meaningful need for new treatments.

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

A key feature of the original SARS-CoV-2 virus that is retained in both the Delta and Omicron variants, is the furin cleavage site found on the spike protein which facilitates viral infection. Our COVID-19 program under development is designed to interact with this cleavage site so it is expected to be effective against both current and future COVID-19 variants that continue to contain a furin cleavage site.

Impact of the Novel Coronavirus

The ongoing COVID-19 pandemic may affect our operations and those of third parties on which we rely, including causing possible disruptions in the supply of Endoxifen, AT-H201, AT-301, the pace of enrollment in our clinical trials and the conduct of current and future clinical trials. In addition, the COVID-19 pandemic may affect the operations of the U.S. FDA and other health authorities including similar entities/agencies in Sweden and Australia, which could result in delays in meetings, reviews and approvals. We do not yet know the full extent of potential delays or impacts on our business, financing or clinical trial activities or on healthcare systems or the global economy as a whole as a result of the COVID-19 pandemic; however, we have not experienced a significant delay in the enrollment or the drug supply for our ongoing and planned clinical studies, including studies of Endoxifen, AT-301 and AT-H201. If the number of COVID-19 cases decline or if antiviral therapies (such as paxlovid) become widely adopted, it may be difficult to enroll participants in our planned COVID-19 clinical studies.

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

Research and Development

As part of the process of preparing our condensed consolidated financial statements, we are required to estimate our accrued research and development expenses. This process involves reviewing open contracts and work orders, communicating with our applicable personnel to identify services that have been performed on our behalf, and estimating the associated cost incurred for the services, including, in some cases, when we have not yet been invoiced or otherwise notified of actual costs. R&D costs are generally expensed as incurred. R&D expenses include, for example, manufacturing expense for our drugs under development, expenses associated with pre-clinical studies, clinical trials and associated salaries, bonuses, stock-based compensation and benefits. R&D expenses also include an allocation of the CEO's salary and related benefits including bonus and non-cash stock-based compensation expense based on an estimate of his total hours expended on research and development activities.

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

We base our expenses related to pre-clinical studies and clinical trials on our estimates of the services received and efforts expended pursuant to quotes and contracts with CROs and other companies that conduct and manage pre-clinical studies and clinical trials on our behalf. The financial terms of these vary from contract to contract and may result in uneven payment flows. There may be instances in which payments made to our vendors will exceed the level of services provided and result in a prepayment of the expense. In accruing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from the estimate, we adjust the accrual or prepaid expense accordingly. We make estimates of our accrued expenses as of each balance sheet date in the condensed consolidated financial statements based on facts and circumstances known to us at that time. However, additional information may become available to us, which may allow us to make a more accurate estimate in future periods. If we do not identify costs that we have begun to incur or if we underestimate or overestimate the level of services performed or the costs of these services, our actual expenses could differ from our estimates.

Stock-Based Payments

We measure all stock option awards granted to employees, non-employee directors and consultants based on the fair value on the date of grant and recognize compensation expense over the estimated requisite service period which is generally the vesting period of the respective award. The straight-line method of expense recognition is applied to all awards with service-only conditions. We account for forfeitures as they occur.

The fair value of each option grant is estimated using the Black-Scholes option-pricing model, which requires assumptions regarding the expected volatility of our stock options, the expected life of the options, an expectation regarding future dividends on our common stock and  estimation of an appropriate risk-free interest rate. Our expected common stock price volatility assumption is based upon the historic volatility of our stock price. The expected life assumption for stock option grants is based an average of the contractual term of the options of ten years with the average vesting term of one to four years. The dividend yield assumption of zero is based upon the fact that we have never paid cash dividends and presently have no intention of paying cash dividends in the future. The risk-free interest rate used for each grant was based upon prevailing short-term interest rates over the expected life of the options.

While assumptions used to calculate and account for share-based compensation awards represent management’s best estimates, these estimates involve inherent uncertainties and the application of management’s judgement. As a result, if revisions are made to our underlying assumptions and estimates, our share-based compensation expense could vary significantly from period to period.

Results of Operations

Comparison of the three months ended June 30, 2022 and 2021 (amounts in thousands)

Revenue and Cost of Revenue: For the three months ended June 30, 2022 and 2021, we had no source of sustainable revenue and no associated cost of revenue.

Operating Expenses: Total operating expenses were $6,595 for the three months ended June 30, 2022, which is a decrease of $409 or 6%, from the three months ended June 30, 2021, of $7,004. Operating expenses for 2022 consisted of research and development (R&D) expenses of $3,433 and general and administrative (G&A) expenses of $3,162. Operating expenses for 2021 consisted of R&D expenses of $3,799, and G&A expenses of $3,205. The basis for the decreased operating expenses in 2022 is explained below.

Research and Development Expenses: R&D expenses for the three months ended June 30, 2022, were $3,433, a decrease of $366 or 10% from total R&D expenses for the same period in 2021 of $3,799. Clinical and non-clinical trial costs as well as drug formulation and analysis for our clinical trials were consistent quarter over quarter. Total R&D compensation expense increased primarily due to an increase in stock-based compensation of $270 and increased salaries, bonus and benefits of $123. In addition, the Company paid a no-shop fee of $300 to negotiate the potential acquisition of a company focused on the pre-clinical stage of developing novel Chimeric Antigen Receptor (CAR) T-cell therapies based on technology licensed from a leading U.S. cancer treatment and research institution. Included in 2021 R&D expenses is an increase of $1,000 attributable to a one-time fee we paid in June 2021 to a U.S. leading research institution for the exclusive right to negotiate for the acquisition of the world-wide rights to two oncology R&D programs.

General and Administrative Expenses: G&A expenses were $3,162 for the three months ended June 30, 2022, a decrease of $43, or 1% from the total G&A expenses for the three months ended June 30, 2021, of $3,205. G&A expenses for the three months ended June 30, 2022, increased $454 primarily due to an increase in non-cash stock-based compensation expense of $287 and an increase in other compensation of $167 due to the addition of a new employee quarter over quarter as well as salary, bonus and benefits increases. This increase was offset by a decrease of $533 in professional fees primarily due to a decrease in proxy costs in 2022.

Income taxes: We have incurred net operating losses from inception; we did not record an income tax benefit for our incurred losses for the three months ended June 30, 2022 and 2021, due to uncertainty regarding utilization of our net operating carryforwards and due to our history of losses.

Comparison of the six months ended June 30, 2022 and 2021 (amounts in thousands)

Revenue and Cost of Revenue: For the six months ended June 30, 2022 and 2021, we had no source of sustainable revenue and no associated cost of revenue.

Operating Expenses: Total operating expenses were $11,348 for the six months ended June 30, 2022, which is an increase of $814 or 8%, from the six months ended June 30, 2021 of $10,534. Operating expenses for 2022 consisted of R&D expenses of $4,937 and general and G&A expenses of $6,411. Operating expenses for 2021 consisted of R&D expenses of $5,177, and G&A expenses of $5,357. The basis for the increased operating expenses in 2022 is explained below.

Research and Development Expenses: R&D expenses for the six months ended June 30, 2022, were $4,937, a decrease of $240 or 5% from total R&D expenses for the same period in 2021 of $5,177. R&D expenses decreased because of a refund of $1,000 from the research institution that the Company had an exclusive right to negotiate for the acquisition of the world-wide rights to two oncology R&D programs. In February 2022, the other party did not honor its obligation to negotiate with us which lead to a cancellation of the agreement and refund of the $1,000 previously paid. Included in 2021 R&D expenses is an increase of $1,000 attributable the same one-time fee paid in June 2021. Additionally, on June 27, 2022, this decrease was offset by increased spending on clinical and non-clinical trials of $434 over the same period in 2021 due to additional drug manufacturing costs. Stock-based compensation, which is a non-cash charge, also increased $703 period over period, and other R&D compensation was up $202 due to salary bonus and benefit increases. Professional expenses also increased $100 during the six months ended June 30, 2022 as compared to the same period in 2021. Finally, we paid $300 for the exclusive right to negotiate with a CAR-T Company for us to acquire the company.

General and Administrative Expenses: G&A expenses were $6,411 for the six months ended June 30, 2022, an increase of $1,054 or 20% from the total G&A expenses for the six months ended June 30, 2021, of $5,357. The increase in G&A expenses for the six months ended June 30, 2022, is primarily attributable to the increase in non-cash stock-based compensation expense of $1,020. Compensation expense also increased $431 due to the addition of a two new employees year over year as well as salary, bonus and benefit increases. Legal fees also increased $147 period over period due to increased patent activity. These increases are offset by the decrease in professional fees of $532 due primarily to the reduction of proxy costs period over period.

Income taxes: We have incurred net operating losses from inception; we did not record an income tax benefit for our incurred losses for the six months ended June 30, 2022 and 2021, due to uncertainty regarding utilization of our net operating carryforwards and due to our history of losses.

Liquidity and Capital Resources

We have incurred net losses and negative operating cash flows since inception. For the six months ended June 30, 2022, we recorded a net loss of $11,457 and used $10,827 of cash in operating activities. As of June 30, 2022, we had $125,537 in cash and cash equivalents and working capital of $129,629. We believe we have sufficient cash to fund our projected operating requirements for at least the following twelve months.

Cash Flows

As of June 30, 2022, we had cash, cash equivalents and restricted cash of $125,647.

Net Cash Flows from Operating Activities: Net cash used in operating activities was $10,827 for the six months ended June 30, 2022, an increase of $1,082, or 11%, compared to net cash used in operating activities for the six months ended June 30, 2021 of $9,745. The increase in the 2022 period as compared to 2021 period resulted primarily from an increase in costs associated with clinical trial activity of $434 as well as an increase in prepaid clinical expenses. On June 27, 2022, we paid $300 for the exclusive right to negotiate with a CAR-T Company for us to acquire the company.

Net Cash Flows from Investing Activity: Net cash used in investing activities was $13 for the six months ended June 30, 2022, and no cash was used in investing activities for the six months ended June 30, 2021. The increase in cash used was due to purchases of office equipment during 2022.

Net Cash Flows from Financing Activities: There were no financing activities during the six months ended June 30, 2022. Net cash provided by financing activities was $112,624 for the six months ended June 30, 2021. During this period, we sold common stock and warrants for net proceeds of $69,668 and received proceeds of $42,956 from the exercise of warrants.

Funding Requirements

We expect to incur ongoing operating losses for the foreseeable future as we continue to develop our planned therapeutic programs including related clinical studies and other programs in the pipeline.

If we are unable to raise additional capital when needed, however, we could be forced to curtail or cease operations. Our future capital uses and requirements will depend on the time and expenses needed to begin and continue clinical trials for our new drug development. Additionally, the consummation of strategic transactions, such as the potential acquisition of the CAR-T Company, may also deplete our capital resources. Further, the ongoing COVID-19 outbreak could adversely impact the timing and enrollment of our clinical trials, which would increase our projected development costs and overall timelines.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its chief executive and chief financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of June 30, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the six months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

PART II OTHER INFORMATION

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

Since December 2015, our business has focused on the development of novel therapeutics for the treatment of breast cancer and other breast conditions. In the second quarter 2020 we launched a COVID-19 program called AT-301 nasal spray for patients who do not require hospitalization and in July 2022 we shifted the focus of our AT-H201 drug candidate to potentially treat lung injury caused by cancer treatments. However, this is a departure from our historical focus on breast cancer and we have no operating history as a company in developing treatments for infectious diseases or lung injury caused by cancer treatments. Because of our limited operating history, particularly in the area of pharmaceutical development, our revenue and income potential is uncertain and cannot be based on prior results. Any evaluation of our business and prospects must be considered in light of these factors and the risks and uncertainties often encountered by companies in the development stage. Some of these risks and uncertainties include our ability to:

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

Although we have sufficient capital resources to fund our operations for at least the next 12 months based on our current business plan, our business plan may change and may require greater expenditures of capital than currently anticipated, due to expenditures relating to strategic transactions. We have not yet established an ongoing source of revenue sufficient to cover operating costs and allow us to continue as a going concern. Our ability to continue as a going concern is dependent on obtaining adequate capital to fund operating losses until we become profitable. If we are unable to obtain adequate capital, we may be unable to develop and commercialize our product offerings or geographic reach and we could be forced to cease operations.

We will need to raise substantial additional capital in the future to fund our operations and we may be unable to raise such funds when needed and on acceptable terms.

For the six months ended June 30, 2022, we incurred a net loss of $11,457 and we had an accumulated deficit of $140,691 since inception. As of June 30, 2022, we had cash and cash equivalents of $125,537. Because we have no current sources of revenue, we expect that we will need to raise capital again in the future to continue to fund our operations. When we elect to raise additional funds or when additional funds are required, we may raise such funds from time to time through public or private equity offerings, debt financings, corporate collaboration and licensing arrangements or other financing alternatives. These financing arrangements may not be available on acceptable terms, if at all. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we will be prevented from developing our pharmaceutical candidates, pursuing acquisitions, invest in other companies including as a sponsor or investor in special purpose acquisition companies, licensing, development and commercialization efforts, and our ability to continue operations, generate revenues, and achieve or sustain profitability will be substantially harmed.  We currently have fewer than five million shares of common stock authorized that are not reserved for specific purposes. Although we have proposed to our stockholders that at our 2022 annual stockholder meeting our charter be amended to add additional authorized shares for various potential purposes, including potential capital raising transactions, to date our stockholders have not approved such a proposal and may not approve such a proposal in the future. A lack of authorized shares may limit our ability to raise capital when needed.

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

We have a limited operating history and have incurred net losses each year. Our net loss for the six months ended June 30, 2022, was $11,457. We will continue to incur further losses in connection with research and development costs for development of our programs, including ongoing and additional clinical studies.

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

 Our acquisitions of, collaborations with, licenses with and investments in, other businesses, may not yield expected benefits and our inability to successfully integrate these transactions may negatively impact our business, financial condition, and results of operations.

We anticipate that we will make acquisitions of, collaborations with, licenses with or investments in businesses in the future. We may not realize the anticipated benefits, or any benefits, from these transactions. If we fail to properly evaluate, complete and execute transactions, our business may be seriously harmed and the value of your investment may decline. For us to realize the benefits of future transactions, we must successfully integrate the acquired businesses with ours. Some of the challenges to successful integration include:

●	unanticipated costs or liabilities resulting from our acquisitions;
●	retention of key employees from acquired businesses;
●	difficulties integrating acquired operations, personnel, and technologies;
●	diversion of management attention from existing business operations and strategy;
●	diversion of resources that are needed in other parts of our business;
●	potential write-offs of acquired assets;
●	inability to maintain relationship partners of the acquired business;
●	potential financial and credit risks associated with the acquired business;
●	the need to implement internal controls, procedures, and policies at the acquired company;
●	the need to comply with additional laws and regulations applicable to the acquired business; and
●	the indirect tax impacts of any such acquisitions.

For example, we recently announced that we are negotiating for the acquisition of a CAR-T company. That transaction may not be completed and even if completed it may not be successful which would adversely affect our business. Our failure to address these risks or other problems encountered in connection with our past or future acquisitions and other transactions could cause us to fail to realize the anticipated benefits of such acquisitions and transactions and negatively impact our business, financial condition, and results of operations.

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

●	delays in reaching or failing to reach agreement on acceptable terms with manufacturers or prospective clinical research organizations (CROs), and trial sites;
●	availability of vaccines or approved antiviral therapeutics developed by others (such as paxlovid) may reduce the demand and commercial opportunities for our COVID-19 drug candidate; and
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

Our product candidates are currently in research or development, and we have not received marketing approval for our products. Our products may not be marketed in the U.S. until they have been approved by the FDA and may not be marketed in other jurisdictions until they have received approval from the appropriate foreign regulatory agencies. Each product candidate requires significant research, development and pre-clinical testing and extensive clinical investigation before submission of any regulatory application for marketing approval. As a result, the regulatory pathway for these products may be more complex and obtaining regulatory approvals may be more difficult.

Obtaining regulatory approval requires substantial time, effort and financial resources, and we may not be able to obtain approval of any of our products on a timely basis, or at all. The number, size, design, and focus of pre-clinical and clinical trials that will be required for approval by the FDA, the EMA, or any other foreign regulatory agency varies depending on the compound, the disease or condition that the products are designed to address and the regulations applicable to any particular products. pre-clinical and clinical data can be interpreted in different ways, which could delay, limit or preclude regulatory approval. The FDA, the EMA, and other foreign regulatory agencies can delay, limit, or deny approval of a product for many reasons, including, but not limited to:

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

We are developing our products, including AT-H201 to treat lung injury caused by cancer treatments and Endoxifen for breast cancer, for patients who are severely ill, and patient deaths that occur in our clinical trials could negatively impact our business even if such deaths are not shown to be related to our drugs.

We intend to enroll patients in studies of our drug candidates who may die while enrolled in our studies.  For example, we are developing AT-H201for lung injury caused by cancer treatments, AT-301 for people with COVID-19 and Endoxifen for breast cancer. As a result, it is likely that we will observe severe adverse outcomes of some patients in our clinical trials for our drugs, including patient death. These adverse outcomes, even if unrelated to our drugs, could expose us to lawsuits and liabilities and could diminish our ability to obtain regulatory approval and/or achieve commercial acceptance for the related drug and our business could be materially harmed.

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

Although many public health authorities have said that COVID-19 will continue to be present in circulation for the foreseeable future, the end of the pandemic and the shift to an endemic phase would likely reduce the need for our COVID-19 product candidates and may make them obsolete or unnecessary or otherwise reduce the size of the potential market for our product candidates. It is possible that our development timeline for these programs will exceed the duration of the pandemic such that we do not realize a positive return on these investments. To the extent that the stock market has placed value in our COVID-19 programs, positive developments relating to the end of the pandemic, including new vaccines and/or antiviral therapies, could have a negative impact on our stock price.

Risks Related to the Securities Markets and Investment in our Securities

Our shares of common stock are listed on The Nasdaq Capital Market, but we cannot guarantee that we will be able to satisfy the continued listing standards going forward.

Although our shares of common stock are listed on The Nasdaq Capital Market, we cannot ensure that we will be able to satisfy the continued listing standards of The Nasdaq Capital Market going forward, including a $1.00 minimum bid requirement. If we cannot satisfy the continued listing standards going forward, Nasdaq may commence delisting procedures against us, which could result in our stock being removed from listing on The Nasdaq Capital Market.

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

Date: August 8, 2022

/s/ Steven C. Quay
President and Chief Executive Officer
(On behalf of the Registrant)

/s/ Kyle Guse
Kyle Guse
Chief Financial Officer, General Counsel and Secretary
(As Principal Financial and Accounting Officer)