Form 10-Q
period 2022-09-30
ATOSSA THERAPEUTICS, INC.
filed 2022-11-07
CIK 1488039

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “a smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of the registrant’s common stock, $0.18 par value per share, outstanding as of November 4, 2022, was 126,624,110.

ATOSSA THERAPEUTICS, INC.
FORM 10-Q
QUARTERLY REPORT

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ATOSSA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except for par value)

	As of September 30,
	2022	As of December 31,
	(Unaudited)	2021
Assets
Current assets
Cash and cash equivalents	$117,367	$136,377
Restricted cash	110	110
Prepaid expenses	5,107	2,488
Research and development rebate receivable	610	1,072
Other current assets	201	1,193
Total current assets	123,395	141,240

Deposit on investment in equity securities	2,700	-
Other assets	629	22
Total Assets	$126,724	$141,262

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$1,653	$1,717
Accrued expenses	117	204
Payroll liabilities	1,071	1,184
Other current liabilities	27	21
Total current liabilities	2,868	3,126

Total Liabilities	2,868	3,126

Commitments and contingencies (Note 14)

Stockholders' equity
Series B convertible preferred stock - $0.001 par value; 10,000 shares authorized; 1 share issued and outstanding as of September 30, 2022 and December 31, 2021	-	-
Additional paid-in capital - Series B convertible preferred stock	582	582
Common stock - $0.18 par value; 175,000 shares authorized; 126,624 shares issued and outstanding as of September 30, 2022 and December 31, 2021	22,792	22,792
Additional paid-in capital - common stock	249,239	243,996
Accumulated deficit	(148,703)	(129,234)
Accumulated other comprehensive loss	(54)	-
Total Stockholders' Equity	123,856	138,136
Total Liabilities and Stockholders' Equity	$126,724	$141,262

The accompanying notes are an integral part of these condensed consolidated financial statements.

ATOSSA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

(amounts in thousands, except for per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021

Operating expenses
Research and development	$5,160	$2,206	$10,097	$7,383
General and administrative	3,045	2,952	9,456	8,310
Total operating expenses	8,205	5,158	19,553	15,693
Operating loss	(8,205)	(5,158)	(19,553)	(15,693)
Other income (expense), net	194	(39)	84	(81)
Loss before income taxes	(8,011)	(5,197)	(19,469)	(15,774)
Income taxes	-	-	-	-
Net loss	(8,011)	(5,197)	(19,469)	(15,774)
Foreign currency translation adjustment	(54)	-	(54)	-
Comprehensive loss	$(8,065)	$(5,197)	$(19,523)	$(15,774)
Loss per share of common stock - basic and diluted	$(0.06)	$(0.04)	$(0.15)	$(0.14)
Weighted average shares outstanding - basic and diluted	126,624	126,538	126,624	113,690

The accompanying notes are an integral part of these condensed consolidated financial statements.

ATOSSA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(amounts in thousands)

	Series B Convertible Preferred Stock			Common Stock
								Accumulated
			Additional			Additional		Other Comprehensive	Total
	Shares	Amount	Paid-in Capital	Shares	Amount	Paid-in Capital	Accumulated Deficit	Income (Loss)	Stockholders' Equity
Balance at December 31, 2020	1	$-	$621	47,550	$8,559	$129,887	$(111,899)	$-	$27,168
Cumulative effect of adopted accounting standard	-	-	-	-	-	9,732	3,271	-	13,003
Issuance of common stock and warrants, net of issuance costs of $5,493	-	-	-	41,211	7,418	62,250	-	-	69,668
Issuance of common stock upon warrant exercise	-	-	-	32,063	5,771	26,989	-	-	32,760
Conversion of Series B convertible preferred stock to common stock	-	-	(1)	-	-	1	-	-	-
Compensation cost for stock options granted	-	-	-	-	-	640	-	-	640
Net loss	-	-	-	-	-	-	(3,538)	-	(3,538)
Balance at March 31, 2021	1	$-	$620	120,824	$21,748	$229,499	$(112,166)	$-	$139,701
Issuance of common stock upon warrant exercise	-	-	-	5,091	917	9,279	-	-	10,196
Conversion of Series B convertible preferred stock to common stock	-	-	(33)	9	2	31	-	-	-
Compensation cost for stock options granted	-	-	-	-	-	1,214	-	-	1,214
Net loss	-	-	-	-	-	-	(7,039)	-	(7,039)
Balance at June 30, 2021	1	$-	$587	125,924	$22,667	$240,023	$(119,205)	$-	$144,072
Issuance of common stock upon warrant exercise	-	-	-	296	53	809	-	-	862
Conversion of Series B convertible preferred stock to common stock	-	-	(3)	1	-	3	-	-	-
Common stock issued for options exercises	-	-	-	699	126	1,597	-	-	1,723
Shares withheld related to cashless exercise of options and taxes	-	-	-	(298)	(54)	(1,852)		-	(1,906)
Compensation cost for stock options granted	-	-	-	-	-	1,794	-	-	1,794
Net loss	-	-	-	-	-	-	(5,197)	-	(5,197)
Balance at September 30, 2021	1	$-	$584	126,622	$22,792	$242,374	$(124,402)	$-	$141,348

	Series B Convertible Preferred Stock			Common Stock				Accumulated
			Additional			Additional		Other Comprehensive	Total
	Shares	Amount	Paid-in Capital	Shares	Amount	Paid-in Capital	Accumulated Deficit	Income (Loss)	Stockholders' Equity
Balance at December 31, 2021	1	$-	$582	126,624	$22,792	$243,996	$(129,234)	$-	$138,136
Compensation cost for stock options granted	-	-	-	-	-	1,806	-	-	1,806
Net loss	-	-	-	-	-	-	(4,786)	-	(4,786)
Balance at March 31, 2022	1	$-	$582	126,624	$22,792	$245,802	$(134,020)	$-	$135,156
Compensation cost for stock options granted	-	-	-	-	-	1,771	-		1,771
Net loss	-	-	-	-	-	-	(6,672)	-	(6,672)
Balance at June 30, 2022	1	$-	$582	126,624	$22,792	$247,573	$(140,692)	$-	$130,255
Compensation cost for stock options granted	-	-	-	-	-	1,666	-	-	1,666
Other comprehensive loss	-	-	-	-	-	-	-	(54)	(54)
Net loss	-	-	-	-	-	-	(8,011)	-	(8,011)
Balance at September 30, 2022	1	$-	$582	126,624	$22,792	$249,239	$(148,703)	$(54)	$123,856

The accompanying notes are an integral part of these condensed consolidated financial statements.

ATOSSA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(amounts in thousands)

	For the Nine Months Ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(19,469)	$(15,774)
Adjustments to reconcile net loss to net cash used in operating activities
Compensation cost for stock options granted	5,243	3,648
Depreciation and amortization	6	21
Disposal of assets	3	-
Changes in operating assets and liabilities:
Prepaid expenses	(2,619)	(69)
Research and development rebate receivable	462	(300)
Other assets	395	643
Accounts payable	(64)	(921)
Accrued expenses	(87)	(18)
Payroll liabilities	(113)	(51)
Other current liabilities	6	14
Net cash used in operating activities	(16,237)	(12,807)

CASH FLOWS FROM INVESTING ACTIVITY
Deposit on investment in equity securities	(2,700)	-
Purchase of furniture and equipment	(19)	(9)
Net cash used in investing activities	(2,719)	(9)

CASH FLOWS FROM FINANCING ACTIVITY
Proceeds from issuance of common stock and warrants, net of issuance costs	-	69,668
Proceeds from exercise of warrants	-	43,818
Proceeds from exercise of employee stock options	-	391
Payment of taxes related to net-exercise of employee stock options	-	(574)
Net cash provided by financing activities	-	113,303
Effect of exchange rate change on cash	(54)	-
NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(19,010)	100,487
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING BALANCE	136,487	39,664
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, ENDING BALANCE	$117,477	$140,151

SUPPLEMENTAL DISCLOSURES
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$117,367	$140,041
Restricted cash	110	110
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$117,477	$140,151

NONCASH INVESTING AND FINANCING ACTIVITIES
Reclassification of the warrant liability to equity upon adoption of accounting standard	$-	$13,003
Common stock issued upon cashless exercise of stock options	$-	$1,331
Conversion of Series B convertible preferred stock to common stock	$-	$37

The accompanying notes are an integral part of these condensed consolidated financial statements.

ATOSSA THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(amounts in thousands, except for per share amounts)

NOTE 1: NATURE OF OPERATIONS

Atossa Therapeutics, Inc. (the "Company") was incorporated on April 30, 2009 in the State of Delaware to develop and market medical devices, laboratory tests and therapeutics to address breast health conditions. The Company is currently focused on the development of its pharmaceuticals for the treatment of breast cancer and other breast conditions and adjunctive treatments for lung injury caused by cancer treatments. The Company's fiscal year ends on December 31.

Impact of the Coronavirus

The ongoing COVID-19 pandemic may affect the Company's operations and those of third parties on which the Company relies, including causing possible disruptions in the supply of the Company's (Z)-Endoxifen, AT-H201 and the pace of enrollment in our clinical trials. In addition, the COVID-19 pandemic may affect the operations of the U.S. FDA and other health authorities including similar entities/agencies in Sweden and Australia, which could result in delays in meetings, reviews and approvals. We do not yet know the full extent of potential COVID-19-related delays or other impacts on our business, financing or clinical trial activities or on healthcare systems or the global economy as a whole, however, as of November 7, 2022, we have not experienced a significant delay in the enrollment or the drug supply for our ongoing and planned clinical studies, including studies of (Z)-Endoxifen and AT-H201.

NOTE 2: LIQUIDITY AND CAPITAL RESOURCES

The Company has incurred net losses and negative operating cash flows since inception. For the nine months ended September 30, 2022, the Company recorded a net loss of $19,469 and used $16,237 of cash in operating activities. As of September 30, 2022, the Company had $117,367 in cash and cash equivalents and working capital of $120,527. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and believes it will need to continue to raise substantial additional capital to accomplish its business plan over the next several years. Management believes its currently available funding will be sufficient to finance the Company’s operations for at least one year from the date these condensed consolidated financial statements are issued. The Company plans to continue to fund its losses from operations and capital funding needs through a combination of public or private equity offerings, debt financings or other sources, including potential corporate collaborations, licenses and other similar arrangements. There can be no assurance as to the availability or terms upon which such financing and capital might be available in the future. If the Company is unable to secure additional funding, it may be forced to curtail or suspend its business plans.

NOTE 3: SUMMARY OF ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by GAAP for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K of the Company for the year ended December 31, 2021. The year-end condensed consolidated balance sheet presented was derived from audited consolidated financial statements but does not include all disclosures required by GAAP. All amounts have been presented in thousands, except for par value and other per share data.

In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2022, are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.

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

Fair Value Measurements

The Company records financial assets and liabilities measured on a recurring and non-recurring basis as well as all non-financial assets and liabilities subject to fair value measurement at the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. These fair value principles prioritize valuation inputs across three broad levels. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on the Company's assumptions used to measure assets and liabilities at fair value. An asset or liability's classification within the various levels is determined based on the lowest level input that is significant to the fair value measurement. Please also refer to Note 9.

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

Recently Adopted Accounting Pronouncements

On May 3, 2021, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2021-04, Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options — a consensus of the FASB Emerging Issues Task Force. The ASU provides a principles-based framework to determine whether an issuer should recognize the modification or exchange as an adjustment to equity or an expense. As there were no modifications or exchanges of freestanding equity-classified warrants during the three or nine months ended September 30, 2022, the standard did not have an impact on the condensed consolidated financial statements.

On January 1, 2022, the Company adopted ASU 2021-10 Annual Disclosure Requirements for Business Entities Receiving Government Assistance (Topic 832) – Disclosures by Business Entities about Government Assistance, which requires business entities to disclose information about transactions with a government that are accounted for by applying a grant or contribution model by analogy. For transactions within scope, the new standard requires the disclosure of information about the nature of the transaction, including significant terms and conditions, as well as the amounts and specific financial statement line items affected by the transaction. The disclosure of the Company's research and development rebate receivable is detailed in Note 7.

NOTE 4: LETTER AGREEMENTS

On June 27, 2022 the Company entered into a Letter Agreement (the "June 27th Letter Agreement") with a U.S. private company that is in the pre-clinical stage of developing novel Chimeric Antigen Receptor (CAR) T-cell therapies based on technology licensed from a leading U.S. cancer treatment and research institution (the “CAR-T Company”). The Letter Agreement required that up until July 1, 2022, the CAR-T Company would negotiate exclusively with the Company for the Company to acquire the CAR-T Company. The Company paid $300 for the exclusive right to negotiate with the CAR-T Company. As of June 30, 2022 the Company recorded the $300 in Research and development in the condensed consolidated statements of operations.

On July 1, 2022, the Company entered into a letter agreement (the “Letter Agreement”) which replaced the June 27th Letter Agreement. The Letter Agreement required that up until November 1, 2022, the CAR-T Company would (i) negotiate exclusively with the Company for the Company to acquire the CAR-T Company, and (ii) address certain matters related to personnel, operations and intellectual property. The Company paid $2,700 in July 2022 to the CAR-T Company in accordance with the Letter Agreement. If, by November 1, 2022, a definitive agreement was not reached for the Company to acquire the CAR-T Company and a specified material adverse event had not occurred, then the Company would pay an additional $2,000 for a preferred stock equity interest of 19.99% of total equity in the CAR-T Company. As of September 30, 2022, the Company recorded the $2,700 as a deposit on investment in equity securities in the condensed consolidated balance sheet. Please see Note 17 for information regarding resolution of developments under the Letter Agreement subsequent to quarter end.

NOTE 5: RESTRICTED CASH

The Company's restricted cash balance of $110 as of September 30, 2022 and December 31, 2021, consists entirely of cash pledged as security for the Company’s issued commercial credit cards.

NOTE 6: PREPAID EXPENSES

Prepaid expenses consisted of the following:

	As of September 30,	As of December 31,
	2022	2021
Prepaid research and development	$4,743	$1,853
Prepaid insurance	155	461
Professional services	146	124
Other	63	50
Total prepaid expenses	$5,107	$2,488

NOTE 7: RESEARCH AND DEVELOPMENT REBATE RECEIVABLE

 On May 23, 2017, Atossa formed a wholly owned subsidiary in Australia called Atossa Genetics AUS Pty Ltd. The purpose of this subsidiary is to perform R&D activities including some of our clinical trials. Australia offers an R&D cash rebate of $0.435 per dollar spent on qualified R&D activities incurred in the country. The Australian R&D tax incentive program is a self-assessment process, and as such, the Australian Government has the right to review the Company’s qualifying programs and related expenditures for a period of four years. If such a review were to occur, and as a result of the review and failure of a related appeal, a qualified program and related expenditures could be disqualified, and the respective R&D rebates could be recalled with penalties and interest. The Company uses the grant accounting model by analogy to International Accounting Standards (IAS) 20 to account for the cash rebates received from the Australian government.

During the three and nine months ended September 30, 2022, the Company incurred qualified R&D expenses in Australia of $486 and $1,415, respectively. Qualified R&D expenses incurred by the Company were $364 and $909 during the three and nine months ended September 30, 2021, respectively. During the nine months ended September 30, 2022 the Company collected R&D cash rebates of $1,011. There were no collections of cash rebates during the 9 months ended September 30, 2021. On September 30, 2022 and December 31, 2021, we had a total research and development rebate receivable of $610 and $1,072, respectively. We record the R&D rebate credit in the period when we incur the associated R&D cost. As such, the rebate reduced the Research and development expense line item on the condensed consolidated statements of operations by $263 and $763 for the three and nine months ended September 30, 2022, and $177 and $448 for the same periods in 2021, respectively.

The Company realized losses on foreign currency exchange, related to the research and development rebate receivable balance, during the three and nine months ended September 30, 2022 of $0 and $114, respectively, and $35 and $73 for the same periods in 2021, respectively. Foreign currency exchange gains and losses are included in Other income (expense), net in the condensed consolidated statements of operations.

NOTE 8: PAYROLL LIABILITIES

Payroll liabilities consisted of the following:

	September 30,	December 31,
	2022	2021
Accrued bonuses	$748	$894
Accrued vacation	206	183
Accrued payroll	117	107
Total payroll liabilities	$1,071	$1,184

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

 The following tables present the Company’s fair value hierarchy for all its financial assets and liabilities, by major security type, measured at fair value on a recurring basis:

September 30, 2022	Estimated Fair Value	Level 1	Level 2	Level 3
Assets:
Money market accounts	$102,003	$102,003	$-	$-

December 31, 2021	Estimated Fair Value	Level 1	Level 2	Level 3
Assets:
Money market account	$51,796	$51,796	$-	$-

Warrants issued in December of 2020 contained provisions that may have required the Company to settle the warrants in cash in an event outside the Company’s control and were therefore accounted for as liabilities, with changes in the fair values included in net loss for the respective periods. Because some of the inputs to the valuation model were either not observable or were not derived primarily from or corroborated by observable market data by correlation or other means, the warrant liability was classified as Level 3 in the fair value hierarchy. On January 1, 2021, the Company early adopted ASU No. 2020-06, Debt – Debt with Conversion and Other Options (Topic 470) and Derivative Hedging - Contracts in an Entity's Own Equity (Topic 815). Upon adoption, the Company recorded a cumulative adjustment to beginning Stockholders' Equity in the amount of $13,003 to reclassify the common stock warrant liability to accumulated deficit and additional paid-in capital.

The following table summarizes the changes in the Company’s Level 3 warrant liability for the nine months ended September 30, 2021:

Warrant liability
Beginning balance	$13,003
Reclassification of equity upon adoption of accounting standard	(13,003)
Issuance of warrants	-
Change in fair value	-
Ending balance	$-

NOTE 10: STOCKHOLDERS’ EQUITY

The Company is authorized to issue a total of 185,000 shares of stock, consisting of 175,000 shares of common stock, par value $0.18 per share, and 10,000 shares of preferred stock, par value $0.001 per share. The Company has designated 750 shares of Series A junior participating preferred stock, par value $0.001 per share, 4 shares of Series A convertible preferred stock, par value $0.001 per share, 25 shares of Series B convertible preferred stock, par value $0.001 and 20 shares of Series C convertible preferred stock, par value $0.001 per share. No shares of Series A junior participating preferred stock, no shares of Series A convertible preferred stock and no shares of Series C convertible preferred stock were outstanding as of September 30, 2022 and December 31, 2021.

2021 Financing Transactions

On January 6, 2021, the Company entered into a securities purchase agreement with certain institutional and accredited investors relating to the offering and sale of 23,850 shares of Company common stock, par value $0.18, per share and warrants to purchase 17,888 shares of common stock. The combined purchase price for one share of common stock and a warrant to purchase 0.75 shares of common stock was $1.055. Subject to certain ownership limitations, the warrants are exercisable upon issuance. The warrants will expire on the 4.5-year anniversary of the date of issuance and have an exercise price of $1.055 per share. The common stock and warrants have been registered under the Securities Act of 1933, as amended. The offering closed on January 8, 2021, with net proceeds to the Company from the offering of $23,300 after deducting fees and expenses.

On March 22, 2021, the Company entered into a securities purchase agreement with certain institutional and accredited investors relating to the offering and sale of 17,361 shares of our common stock, par value $0.18 per share. Concurrently with the offering, and pursuant to the purchase agreement, the Company also commenced a private placement whereby it issued and sold warrants exercisable for an aggregate of up to 13,021 shares of common stock. The combined purchase price for one share of common stock and a purchase warrant to purchase 0.75 shares of common stock was $2.88. Subject to certain ownership limitations, the warrants are exercisable upon issuance. The warrants will expire on the 4.5-year anniversary of the date of issuance. Subsequent to the issuance of the warrants, the Company filed a registration statement on Form S-3 (File No. 333-255411) to cover the sale of an aggregate of 13,021 shares of common stock issuable upon exercise of the warrants, which was declared effective by the SEC on  April 29, 2021. The net proceeds to the Company from the offering and the private placement were $46,400, after deducting fees and expenses.

Series B Convertible Preferred Stock

Conversion. Each share of Series B convertible preferred stock is convertible at our option at any time on or after the first anniversary of the closing of the rights offering, or at the option of the holder at any time, into the number of shares of our common stock determined by dividing the $1,000 stated value per share of the Series B convertible preferred stock by a conversion price of $3.52 per share. In addition, the conversion price per share is subject to adjustment for stock dividends, distributions, subdivisions, combinations or reclassifications. Subject to limited exceptions, a holder of the Series B convertible preferred stock will not have the right to convert any portion of the Series B convertible preferred stock to the extent that, after giving effect to the conversion, the holder, together with its affiliates, would beneficially own in excess of 9.99% of the number of shares of our common stock outstanding immediately after giving effect to its conversion.

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

 Warrants Outstanding

As of September 30, 2022, warrants to purchase shares of common stock outstanding included:

	Outstanding Warrants to Purchase Shares	Exercise Price Per Share	Expiration Date
December 2020 warrants	6,490	$1.00	December 11, 2024-June 21, 2025
January 2021 warrants	4,500	$1.055	July 8, 2025
March 2021 warrants	10,525	$2.88	September 22, 2025
	21,515

Warrant Activity

There were no warrant exercises during the three and nine months ended September 30, 2022. During the three and nine months ended September 30, 2021, the Company received $862 and $43,818 respectively, from the exercises of warrants. The warrant exercises resulted in the reduction of 296 and 37,452 warrants, respectively, for the three and nine months ended September 30, 2021 and the issuance of 296 and 37,452 shares of common stock for the same periods.

Conversion of Convertible Preferred Stock

During the three and nine months ended September 30, 2022, there were no conversions of Series B convertible preferred stock. During the three and nine months ended September 30, 2021, certain holders of the Series B convertible preferred stock exercised their conversion option and converted an aggregate of 0.003 and 0.037 shares, respectively, into 1 and 10 shares of the Company's common stock.

NOTE 11: NET LOSS PER SHARE

The Company follows the two-class method when computing net loss per share as the Company has warrants and preferred stock that meet the definition of participating securities. The two-class method determines net loss per share for each class of common and participating securities according to dividends declared or accumulated and participation rights in undistributed earnings. The two-class method requires income available to common stockholders for the period to be allocated between common and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed.

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

The Company’s warrants and preferred stock contractually entitle the holders of such securities to participate in dividends but do not contractually require the holders of such securities to participate in losses of the Company. Accordingly, in periods in which the Company reports a net loss, such losses are not allocated to such participating securities. In periods in which the Company reports a net loss attributable to common stockholders, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. The Company reported a net loss attributable to common stockholders for the three and nine months ended September 30, 2022, and 2021.

The following table summarizes the Company’s calculation of net loss per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator
Net loss attributable to common shareholders	$(8,011)	$(5,197)	$(19,469)	$(15,774)
Denominator
Weighted average common shares outstanding used to compute net loss per share, basic and diluted	126,624	126,538	126,624	113,690
Net loss per share of common stock, basic and diluted	$(0.06)	$(0.04)	$(0.15)	$(0.14)

The following table sets forth the weighted average number of potential common shares excluded from the calculation of net loss per diluted share, because including them would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Options to purchase common stock	13,751	10,044	12,736	8,683
Series B convertible preferred stock	165	166	165	173
Warrants to purchase common stock	21,515	22,356	21,931	24,774
	35,431	32,566	34,832	33,630

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

As a result of the Company’s cumulative losses, management has concluded that a full valuation allowance against the Company’s net deferred tax assets is appropriate. No income tax liabilities existed as of September 30, 2022 and December 31, 2021, due to the Company’s continuing operating losses.

NOTE 13: CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash deposits, which include a money market account. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250. As of September 30, 2022 and December 31, 2021, the Company had $116,768 and $136,185, respectively, including restricted cash, in excess of the FDIC insured limit.

NOTE 14: COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company evaluates all contractual agreements at inception to determine if they should be classified as a lease. Lease liabilities are measured at present value of lease payments not yet paid, using a discounted cash flow model that requires the use of a discount rate or incremental borrowing rate. Lease terms of 12 months or less are considered as short term operating leases and no asset or liability is recognized.

Our office lease expired February 28, 2022. In  March 2022, the Company entered into a new operating lease for office space with a monthly rent of $1 for a term of 12 months. The Company had lease expenses under short term leases during the three and nine months ended September 30, 2022, of $3 and $12, respectively. Lease expenses under short term leases during the three and nine months ended September 30, 2021 were $7 and $19, respectively. As of September 30, 2022 and December 31, 2021, the right of use asset and lease liability balances were $0.

Litigation and Contingencies

We are subject to legal proceedings and claims that arise in the normal course of business. We believe these matters are either without merit or of a kind that should not have a material effect, individually or in the aggregate, on our financial position, results of operations or cash flows.

NOTE 15: STOCK BASED COMPENSATION

Stock Option and Incentive Plan

On March 24, 2020, the Board of Directors approved the adoption of the 2020 Stock Incentive Plan (2020 Plan) to provide for the grant of equity-based awards to employees, officers, non-employee directors and other key persons providing services to the Company. No awards may be granted under the 2020 Plan after the date that is 10 years from the date of stockholder approval. An aggregate of 3,000 shares were initially reserved for issuance in connection with awards granted under the 2020 Plan. On  May 14, 2021, the stockholders approved an additional 15,000 shares available for issuance under the 2020 Plan. There are 8,256 options available for grant under the 2020 Plan as of September 30, 2022.

The Company granted options to purchase 30 and 3,879 shares of common stock, respectively, to employees during the three and nine months ended September 30, 2022. For the three and nine months ended September 30, 2021, the Company granted 175 and 3,819 options, respectively, to employees to purchase shares of common stock. The weighted average grant date fair value of options granted during the three and nine months ended September 30, 2022, was $0.92 and $0.99, respectively, and $2.74 and $2.56 for the same periods in 2021, respectively. There were no options exercised during the three and nine months ended September 30, 2022. There were 699 options exercised during the three and nine months ended September 30, 2021, at an average exercise price of $2.46.

The fair value of stock options granted for the three and nine months ended September 30, 2022 and 2021, was calculated using the Black-Scholes option-pricing model applying the following assumptions:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022			2022
Risk-free interest rate	2.74%	-	2.88%	1.86%	-	3.02%
Expected term (in years)	5.30	-	5.31	5.19	-	6.11
Dividend yield		-			-
Expected volatility		117%		114%	-	128%

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021			2021
Risk-free interest rate	0.89%	-	0.98%	0.89%	-	1.08%
Expected term (in years)	5.54	-	6.12	5.31	-	6.17
Dividend yield		-			-
Expected volatility	123%	-	126%	122%	-	130%

                     Compensation costs associated with the Company’s stock options are recognized based on the grant-date fair values of these options, over the requisite service period, or vesting period. Accordingly, the Company recognized stock-based compensation expense, which was included in the following captions in the consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
General and administrative	$1,042	$1,232	$3,366	$2,534
Research and development	624	562	1,877	1,114
Total stock compensation expense	$1,666	$1,794	$5,243	$3,648

Options issued and outstanding as of September 30, 2022 and related activities during the nine months ended September 30,2022 were as follows:

	Number of Underlying Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Contractual Life Remaining in Years	Aggregate Intrinsic Value
Outstanding as of January 1, 2022	10,027	$2.82	-
Granted	3,879	1.16	-	50,738
Exercised	-	-	-
Forfeited / cancelled	(200)	0.91	-
Expired	-	-	-	-
Outstanding as of September 30, 2022	13,706	2.37	8.04	$-
Exercisable as of September 30, 2022	9,354	2.65	7.52
Vested and expected to vest	13,706	$2.37	8.04	$-

On September 30, 2022, there were 4,352 unvested options outstanding, and the related unrecognized total compensation cost associated with these options was $5,606. This expense is expected to be recognized over a weighted-average period of 1.13 years.

NOTE 16: DEFINED CONTRIBUTION PLAN

The Company has a defined contribution plan to which employees of the Company may defer compensation for income tax purposes. Participants are eligible to receive employer matching contributions of up to 6% of deferrals. Employees may also be eligible for a discretionary match over 6%. Defined contribution plan employer matching contributions for the three and nine months ended September 30, 2022, were $34 and $102, respectively, and for the same periods in 2021, were $12 and $58, respectively.

NOTE 17: SUBSEQUENT EVENT

By November 1, 2022, the Company had not reached a definitive agreement to acquire the CAR-T Company. As a result, in accordance with the Letter Agreement the Company will pay an additional $2,000 for a preferred stock equity interest in the CAR-T Company representing 19.99% total equity of the CAR-T Company in the fourth quarter of 2022.

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

Forward-Looking Statements

This report contains, in addition to historical information, certain information, assumptions and discussions that may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have made these statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected or anticipated. Although we believe our assumptions underlying our forward-looking statements are reasonable as of the date of this report, we cannot assure you that the forward-looking statements set out in this report will prove to be accurate. We may identify these forward-looking statements by the use of forward-looking words such as “expect,” “potential,” “continue,” “may,” “will,” “should,” “could,” “would,” “seek,” “intend,” “plan,” “estimate,” “anticipate,” “believe,” “future,” or the negative version of these words or other comparable words. All statements other than statements of historical fact, including statements regarding guidance, industry prospects, or future results of operations or financial position, made in this report are forward-looking. Forward-looking statements contained in this report include, but are not limited to, statements about:

●

The impact of the ongoing coronavirus pandemic and the degree to which the pandemic negatively impacts our supply chain, clinical trial enrollment and timing, nonclinical study timing, and our ability to access capital markets;

●	the impact of inflation, rising interest rates, general economic slowdown or a recession, foreign exchange rate volatility, changes in monetary policy and increasing geopolitical instability on our business, our ability to access capital markets our operating costs and our supply chain;

●

whether we can obtain approval from the U.S. Food and Drug Administration (FDA), and foreign regulatory bodies, to commence our clinical trials, including our planned (Z)-Endoxifen trials, and to sell, market and distribute our therapeutics under development;

●

our ability to successfully initiate and complete clinical trials of our pharmaceutical candidates under development, including (Z)-Endoxifen (an active metabolite of Tamoxifen), and whether those trials will meet their objectives;

●

the success, cost and timing of our product and drug development activities and clinical trials, including whether our studies using our (Z)-Endoxifen will enroll a sufficient number of subjects or be completed in a timely fashion or at all;

●	whether we will successfully complete potential acquisitions;

●	our ability to contract with third-party suppliers, manufacturers and service providers, including clinical research organizations, and their ability to perform adequately;

●

our ability to successfully develop and commercialize new therapeutics currently in development, or new therapeutics that we might identify in the future, and within the time frames we currently expect;

●

our ability to successfully defend ourselves against litigation and other similar complaints that may be brought in the future, in a timely manner and within the coverage, scope and limits of our insurance policies;

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

These and other forward-looking statements made in this report are presented as of the date of the filing of this report. We have included important factors in the cautionary statements in this report, selected risks and uncertainties particularly in the section titled “ITEM 1A. RISK FACTORS,” that we believe could cause our actual results, events or outcomes to differ materially from the anticipated results, events or outcomes. Our forward-looking statements do not reflect the potential impact of any new information, future events or circumstances that may affect our business after the date of this report. Except as required by law, we do not intend to update any forward-looking statements after the date on which the statement is made, whether as a result of new information, future events or circumstances or otherwise.

Company Overview

We are a clinical-stage biopharmaceutical company seeking to develop proprietary innovative medicines in areas of significant unmet medical need in oncology, with a current focus on the treatment of breast cancer and adjunctive treatments for lung injury caused by cancer treatments. Our current drug under development for the treatment of breast cancer and other breast conditions is (Z)-Endoxifen, which is being developed primarily in two settings: one to reduce tumor cell activity in breast cancer patients in the neoadjuvant setting, meaning prior to surgery; and another to reduce dense breast tissue in women. Our drug under development for lung injury caused by cancer treatments is AT-H201, an inhalation therapy.

Our business strategy is to advance our programs through clinical studies, including with partners, and to opportunistically add programs in areas of high unmet medical need through acquisition, collaboration, or internal development.

All dollar amounts presented in this section are in thousands unless otherwise noted.

Summary of Leading Programs

(Z)-Endoxifen. (Z)-Endoxifen is an active metabolite of tamoxifen, which is an FDA-approved drug to treat and prevent breast cancer in high-risk women. We are developing a proprietary form of (Z)-Endoxifen, which is administered orally for the potential treatment of breast cancer and for the reduction of breast density. We have successfully completed three Phase 1 clinical studies (including a study in men) and two Phase 2 clinical studies with our proprietary (Z)-Endoxifen. We have also completed numerous pre-clinical studies and have established clinical manufacturing capabilities through qualified third parties.

(Z)-Endoxifen for Women with Breast Density.  Mammographic breast density (MBD) is an emerging public health issue affecting over 10 million women in the U.S. Studies conducted by others have shown that MBD increases the risk of developing breast cancer and that reducing MBD can reduce the incidence of breast cancer.

In December 2021, we commenced a Phase 2 study of our proprietary oral (Z)-Endoxifen. The study, also known as the Karisma-(Z)-Endoxifen study, is a Phase 2, randomized, double-blind, placebo-controlled, dose-response study of our proprietary oral (Z)-Endoxifen in healthy premenopausal women with measurable breast density. The primary objective of the study is to determine the dose-response relationship of daily (Z)-Endoxifen on breast density reduction. Secondary endpoints will assess safety and tolerability, and the trial includes an exploratory endpoint to assess the durability of the breast density changes. The study is currently enrolling at the South General Hospital in Stockholm and will include approximately 240 participants who will receive daily doses of (Z)-Endoxifen or a placebo for nine months. The study is being led by a principal investigator in the Department of Medical Epidemiology and Biostatistics at Karolinska Institutet.

Based on input from the FDA and Swedish Medical Products Agency, reduction in MBD may not be an approvable indication unless we can demonstrate that our (Z)-Endoxifen also reduces the incidence of breast cancer. We may therefore conduct additional studies of (Z)-Endoxifen to assess its correlation with the risk of breast cancer and/or reduction in the incidence of new breast cancers.

(Z)-Endoxifen for Neoadjuvant Treatment of Breast Cancer.  We are also developing (Z)-Endoxifen to treat breast cancer in the neoadjuvant setting, which is the administration of a therapy before surgical treatment, with a current focus on breast cancers that are classified as estrogen receptor positive (ER+). Although there are numerous neoadjuvant treatments for breast cancers that are not ER+, there are few neoadjuvant treatments for ER+ breast cancer, which comprises about 78% of all breast cancers. We believe there is a compelling need for therapy with our (Z)-Endoxifen in this setting.

In October 2022, we received authorization from the U.S. FDA for our Investigational New Drug (IND) application for a Phase 2 study of the pre-surgical treatment using our (Z)-Endoxifen in patients with ER+ and HER2 negative (ER+/HER2-) breast cancer.

We engaged the Director of the Mayo Clinic Breast Cancer SPORE, as the lead principal investigator for this multi-center study. We plan to commence the study in the fourth quarter 2022.

The study, “A Randomized Phase 2 Noninferiority Trial of (Z)-Endoxifen and Exemestane + Goserelin as Neoadjuvant Treatment in Premenopausal Women with ER+/HER2- Breast Cancer,” also known as “EVANGELINE,” is an open-label, randomized, Phase 2 study designed to investigate (Z)‑Endoxifen for the neoadjuvant treatment of premenopausal women ages 18 and older with early stage (Grade 1 or 2) ER+/HER2- breast cancer.

This study is a multicenter study in the U.S. and will enroll approximately 175 patients and is designed with two cohorts: a PK Run-In Cohort to investigate pharmacokinetics and identify a dose for the Treatment Cohort and a Treatment Cohort to investigate the safety and efficacy of (Z)-Endoxifen compared with a prospective control (exemestane plus goserelin, two drugs often used in combination to treat this patient population).

The primary objective of the study is to assess whether the endocrine sensitive disease rate at 4 weeks with (Z)-Endoxifen is non-inferior to exemestane plus goserelin in premenopausal women with ER+/HER2- breast cancer. Endocrine sensitivity, or the effect of endocrine therapy on the tumor, will be measured by Ki-67%, a biomarker for tumor cell proliferation. Ki-67 is known to be prognostic for 5-year disease-free survival in the neoadjuvant endocrine treatment of ER+/HER2- breast cancer. The neoadjuvant setting of this study will allow Atossa to investigate several translational endpoints using paired tumor samples. Patients will be enrolled with the intent of surgical treatment in the involved breast(s) after completing neoadjuvant treatment. Patients will receive neoadjuvant treatment for up to six months. Surgery will be performed within seven days of the last dose of treatment.

We also completed a Phase 2 study in Australia which enrolled seven newly diagnosed patients with ER+ and stage 1 or 2 invasive breast cancer requiring mastectomy or lumpectomy. In February 2021, we concluded that the study produced substantially positive results and that continuing enrollment in the study would not be necessary in advancing the program. We therefore discontinued the study based in part on results from the first six patients. In June 2021, we reported final results from the study of all seven patients which showed that tumor cell proliferation in study participants was reduced by an average of 65%, as measured by Ki-67 expression, which is a common measure of tumor cell activity in breast cancer.

AT-H201 for Lung Injury Caused by Cancer Treatments. AT-H201 consists of a proprietary combination of two drugs previously approved by the FDA to treat other diseases.  AT-H201 is intended to be inhaled via nebulizer with the goal of preventing or reducing lung injury from COVID-19. In July 2022, we completed dosing in a placebo-controlled Phase 1/2a study of AT-H201 in healthy participants in Australia. The study originally had four cohorts: Part A – a single ascending dose cohort; Part B – a multiple ascending dose cohort; Part C – a combination part in healthy individuals; and cohort D – a combination in COVID-19 infected patients. After we completed dosing in cohorts A, B and C of the study, we decided not to proceed with cohort D; rather, we shifted the development of AT-H201 to more closely align with our oncology focus by continuing development of AT-H201 in patients with compromised lung-function due to the damaging effects of cancer treatment, including, for example, lung injury caused by radiation treatment, which is poorly treated with current therapies and is often irreversible.

One type of injury caused by cancer treatment is radiation induced lung injury (or, RILI) which is damage to the lungs caused by ionizing radiation administered to treat cancer. RILI is a significant issue for patients undergoing radiation treatment for various forms of cancer and is often irreversible.  For instance, RILI affects 30-40% of lung cancer patients, and approximately 35% of esophageal cancer patients.  In non-small cell cancer patients receiving concurrent chemotherapy and radiation therapy, the incidence of RILI is estimated to be greater than 60%. We believe RILI affects a significant number of patients across multiple cancer types and that there is a meaningful need for new treatments.

AT-301 for COVID-19. In October 2022 we discontinued development of AT-301 for COVID-19 so that we could focus resources on our other programs.

Recent Investment in CAR-T Company. On July 1, 2022, we entered into a letter agreement ((the “Letter Agreement”) with a U.S. private company that is in the pre-clinical stage of developing novel Chimeric Antigen Receptor (CAR) T-cell therapies based on technology licensed from a leading U.S. cancer treatment and research institution (the “CAR-T Company”). The Letter Agreement required that up until November 1, 2022, the CAR-T Company would (i) negotiate exclusively with us to acquire the CAR-T Company, and (ii) address certain matters related to personnel, operations and intellectual property. On July 1, 2022, we invested $2,700 for the exclusive right to negotiate with the CAR-T Company. As of November 1, 2022, we had not reached a definitive agreement to acquire the CAR-T Company. Accordingly, pursuant to the Letter Agreement, we will pay an additional $2,000 for a preferred stock equity interest in the CAR-T Company representing 19.99% of total equity of the CART-T Company in the fourth quarter of 2022.

Impact of the Coronavirus

The ongoing COVID-19 pandemic may affect our operations and those of third parties on which we rely, including causing possible disruptions in the supply of (Z)-Endoxifen and AT-H201, the pace of enrollment in our clinical trials and the conduct of current and future clinical trials. In addition, the COVID-19 pandemic may affect the operations of the U.S. FDA and other health authorities including similar entities/agencies in Sweden and Australia, which could result in delays in meetings, reviews and approvals. We do not yet know the full extent of potential COVID-19-related delays or other impacts on our business, financing or clinical trial activities or on healthcare systems or the global economy as a whole; however, as of November 7, 2022, we have not experienced a significant delay in the enrollment or the drug supply for our ongoing and planned clinical studies, including studies of (Z)-Endoxifen and AT-H201.

Research and Development Phase

We are in the research and development phase and are not currently marketing any products. We do not anticipate generating revenue unless and until we develop and launch our pharmaceutical programs.

Commercial Lease Agreements

Refer to Note 14 to the condensed consolidated financial statements.

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

Research and Development Expenses

As part of the process of preparing our condensed consolidated financial statements, we are required to estimate our accrued research and development expenses. This process involves reviewing open contracts and work orders, communicating with our applicable personnel to identify services that have been performed on our behalf, and estimating the associated cost incurred for the services, including, in some cases, when we have not yet been invoiced or otherwise notified of actual costs. R&D costs are generally expensed as incurred. R&D expenses include, for example, manufacturing expense for our drugs under development, expenses associated with pre-clinical studies, clinical trials and associated salaries, bonuses, stock-based compensation and benefits. R&D expenses also include an allocation of the CEO's salary and related benefits, including bonus and non-cash stock-based compensation expense based on an estimate of his total hours expended on research and development activities.

We have entered into various research and development contracts with research institutions, clinical research organizations (CRO), clinical manufacturing organizations (CMO) and other companies. The majority of our service providers invoice us monthly for services performed, however, payments under some of these contracts may be required in advance of the services being performed, for example, when a contract requires an initial payment at the outset of the contract. Payments made in advance of performance of services are reflected in the accompanying condensed consolidated balance sheets as prepaid expenses.

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

Stock-Based Payments

We measure all stock option awards granted to employees, non-employee directors and consultants based on the fair value on the date of grant and recognize compensation expense over the estimated requisite service period, which is generally the vesting period of the respective award. The straight-line method of expense recognition is applied to all awards with service-only conditions. We account for forfeitures as they occur.

The fair value of each option grant is estimated using the Black-Scholes option-pricing model, which requires assumptions regarding the expected volatility of our stock options, the expected life of the options, an expectation regarding future dividends on our common stock and estimation of an appropriate risk-free interest rate. Our expected common stock price volatility assumption is based upon the historic volatility of our stock price. The expected life assumption for stock option grants is based an average of the contractual term of the options of ten years, with the average vesting term of one to four years. The dividend yield assumption of zero is based upon the fact that we have never paid cash dividends and presently have no intention of paying cash dividends in the future. The risk-free interest rate used for each grant was based upon prevailing short-term interest rates over the expected life of the options.

While assumptions used to calculate and account for share-based compensation awards represent management’s best estimates, these estimates involve inherent uncertainties and the application of management’s judgement. As a result, if revisions are made to our underlying assumptions and estimates, our share-based compensation expense could vary significantly from period to period.

Results of Operations

Comparison of the three months ended September 30, 2022 and 2021

Revenue and Cost of Revenue: For the three months ended September 30, 2022 and 2021, we had no source of revenue and no associated cost of revenue.

Operating Expenses: Total operating expenses were $8,205 for the three months ended September 30, 2022, which is an increase of $3,047 or 59% from operating expenses for the three months ended September 30, 2021 of $5,158. Operating expenses for the three months ended September 30, 2022 consisted of research and development (R&D) expenses of $5,160 and general and administrative (G&A) expenses of $3,045. Operating expenses for the three months ended September 30, 2021 consisted of R&D expenses of $2,206, and G&A expenses of $2,952. The basis for factors contributing to the increased operating expenses in the three months ended September 30, 2022 are explained below.

Research and Development Expenses: R&D expenses for the three months ended September 30, 2022 were $5,160, an increase of $2,954 or 134% from total R&D expenses for the same period in 2021 of $2,206. The increase in R&D expenses was primarily driven by increases in clinical and non-clinical trial costs as well as drug formulation and analysis costs of $2,475. Stock-based compensation expense also increased $62 compared to the prior year period, and other R&D compensation expense increased $85 due to salary, bonus, and benefit increases.

General and Administrative Expenses: G&A expenses were $3,045 for the three months ended September 30, 2022, an increase of $93 or 3% from the total G&A expenses of $2,952 for the three months ended September 30, 2021. The increase in G&A expenses was primarily driven by an increase in legal fees, professional fees and other expenses of $159 for the three months ended September 30, 2022. G&A expenses also increased in part due to an increase in salary, bonus, and benefits of $123, which was offset by a decrease in stock-based compensation expense of $190.

Income Taxes: We have incurred net operating losses since inception; we did not record an income tax benefit for our incurred losses for the three months ended September 30, 2022 and 2021 due to uncertainty regarding utilization of our net operating carryforwards and our history of losses.

Comparison of the nine months ended September 30, 2022 and 2021

Revenue and Cost of Revenue: For the nine months ended September 30, 2022 and 2021, we had no source of revenue and no associated cost of revenue.

Operating Expenses: Total operating expenses were $19,553 for the nine months ended September 30, 2022, which is an increase of $3,860 or 25% from operating expenses for the nine months ended September 30, 2021 of $15,693. Operating expenses for the nine months ended September 30, 2022 consisted of R&D expenses of $10,097 and G&A expenses of $9,456. Operating expenses for the nine months ended September 30, 2021 consisted of R&D expenses of $7,383 and G&A expenses of $8,310. The basis for factors contributing to the increased operating expenses in the nine months ended September 30, 2022 are explained below.

Research and Development Expenses: R&D expenses for the nine months ended September 30, 2022 were $10,097, an increase of $2,714 or 37% from total R&D expenses for the same period in 2021 of $7,383. R&D expenses increased due to an increase in spending on clinical and non-clinical trials of $2,910. Compared to the prior year period, stock-based compensation expense also increased $763, and other R&D compensation expense increased $288 due to salary, bonus, and benefit increases in the nine months ended September 30, 2022. Professional expenses also increased $430 during the nine months ended September 30, 2022, as compared to the same period in 2021. The increases in R&D expenses were offset in part by a refund of $1,000 from the research institution with which the Company had an exclusive right to negotiate for the acquisition of the world-wide rights to two oncology R&D programs in February 2022. In the nine months ended September 30, 2021, R&D expenses included $1,000 attributable the same one-time fee, which was paid in June 2021. Finally, on June 27, 2022, we paid $300 for the exclusive right to negotiate with a CAR-T Company.

General and Administrative Expenses: G&A expenses were $9,456 for the nine months ended September 30, 2022, an increase of $1,146 or 14% from the total G&A expenses for the nine months ended September 30, 2021 of $8,310. The increase in G&A expenses for the nine months ended September 30, 2022 was primarily due to the increase in stock-based compensation expense of $832. Compensation expense also increased $554 due to salary, bonus, and benefit increases related to the addition of employees in the nine months ended September 30, 2022. Legal fees also increased $321 compared to the prior year period due to increased patent prosecution activity. These increases are offset in part by a decrease in professional fees and other expenses of $562 due primarily to the reduction of proxy solicitation costs compared to the prior year period.

Income Taxes: We have incurred net operating losses since inception; we did not record an income tax benefit for our incurred losses for the nine months ended September 30, 2022 and 2021 due to uncertainty regarding utilization of our net operating carryforwards and our history of losses.

Liquidity and Capital Resources

We have incurred net losses and negative operating cash flows since inception. For the nine months ended September 30, 2022, we recorded a net loss of $19,469 and used $16,237 of cash in operating activities. As of September 30, 2022, we had $117,367 in cash and cash equivalents and working capital of $120,527. We believe we have sufficient cash to fund our projected operating requirements for at least the following twelve months.

Cash Flows

As of September 30, 2022, we had cash, cash equivalents and restricted cash of $117,477.

Net Cash Flows from Operating Activities: Net cash used in operating activities was $16,237 for the nine months ended September 30, 2022, an increase of $3,430, or 27%, compared to net cash used in operating activities for the nine months ended September 30, 2021, of $12,807. The increase in the 2022 period as compared to 2021 period resulted primarily from an increase in costs associated with clinical and non-clinical trial activity of $2,910 as well as an increase in prepaid clinical and non-clinical expenses. On June 27, 2022, we paid $300 for the exclusive right to negotiate the potential acquisition of a CAR-T Company.

Net Cash Flows from Investing Activity: Net cash used in investing activities was $2,719 for the nine months ended September 30, 2022, compared to $9 used in investing activities for the nine months ended September 30, 2021. The increase in cash used was due primarily to a $2,700 deposit on an investment in equity securities of a CAR-T company.

Net Cash Flows from Financing Activities: There were no financing activities during the nine months ended September 30, 2022. Net cash provided by financing activities was $113,303 for the nine months ended September 30, 2021. During this period, we sold common stock and warrants for net proceeds of $69,668 and received proceeds of $43,818 from the exercise of warrants. In addition, we received $391 from proceeds from employee stock options and paid $574 related to taxes on the net-exercise of employee stock options.

Funding Requirements

We expect to incur ongoing operating losses for the foreseeable future as we continue to develop our planned therapeutic programs, including related clinical studies and other programs in the pipeline.

If we are unable to raise additional capital when needed, however, we could be forced to curtail or cease operations. Our future capital uses and requirements will depend on the timing and expenses needed to begin and continue clinical trials for new drug development. Additionally, the consummation of strategic transactions may also deplete our capital resources. Further, the ongoing COVID-19 pandemic could adversely impact the timing and enrollment of our clinical trials, which would increase our projected development costs and overall timelines.

Additional funding may not be available to us on acceptable terms or at all. The continued spread of COVID-19 and uncertain market conditions, including due to inflationary pressures, rising interest rates, general economic slowdown or a recession, foreign exchange rate volatility, changes in monetary policy and increasing geopolitical instability may limit our ability to access capital. In addition, the terms of any financing may adversely affect the holdings or the rights of our stockholders. For example, if we raise additional funds by issuing equity securities or by selling debt securities, if convertible, further dilution to our existing stockholders would result. To the extent our capital resources are insufficient to meet our future capital requirements, we will need to finance our future cash needs through public or private equity offerings, collaboration agreements, debt financings or licensing arrangements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Foreign Currency Exchange Rate Risk

As a result of our foreign operations, we face exposure to movements in foreign currency exchange rates, primarily exchange rates between the Australian Dollar, British Pound and Swedish Krona against the U.S. dollar.  The current exposures arise primarily from our cash and accounts payable.  Changes in foreign exchange rates affect our consolidated statement of operations and distort comparisons between periods.  To date, foreign currency transaction gains and losses have not been material to our financial statements, and we have not engaged in any foreign currency hedging transactions.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its chief executive and chief financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of September 30, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are subject to legal proceedings and claims that arise in the normal course of business. We believe these matters are either without merit or of a kind that should not have a material effect, individually or in the aggregate, on our financial position, results of operations or cash flows.

ITEM 1A. RISK FACTORS

Purchasing shares of common stock is an investment in our securities and involves a high degree of risk and uncertainty. You should carefully consider the following information about these risks and uncertainties, together with the other information contained in this quarterly report and our Annual Report on Form 10-K for the year ended December 31, 2021, before purchasing our securities. If any of the following risks and uncertainties actually occur, our business, financial condition and results of operations may suffer. In that case, the market price of our common stock could decline, and you may lose part or all of your investment in our company. Additional risks and uncertainties of which we are not presently aware or that we currently believe are immaterial may also harm our business and results of operations.

Risks Relating to our Business

We have only a limited operating history, and, as such, an investor cannot assess our profitability or performance based on past results.

Since December 2015, our business has focused on the development of novel therapeutics for the treatment of breast cancer and other breast conditions. In July 2022, we shifted the focus of our AT-H201 drug candidate to potentially treat lung injury caused by cancer treatments. However, this is a departure from our historical focus on breast cancer and we have no operating history as a company in developing treatments for lung injury caused by cancer treatments. Because of our limited operating history, particularly in the area of pharmaceutical development, our revenue and income potential is uncertain and cannot be based on prior results. Any evaluation of our business and prospects must be considered in light of these factors and the risks and uncertainties often encountered by companies in the development stage. Some of these risks and uncertainties include our ability to:

●	commence, execute and obtain successful results from clinical studies;
●	obtain regulatory approvals in the U.S. and elsewhere for our pharmaceuticals we are developing;
●	work with contract manufacturers to produce our pharmaceuticals under development in clinical and commercial quantities on acceptable terms and in accordance with required standards;
●	respond effectively to competition;
●	manage growth in operations;
●	respond to changes in applicable government regulations and legislation;
●	access additional capital when required; and
●	attract and retain key personnel.

We have not established sources of ongoing revenue to cover operating costs and allow us to continue as a going concern.

Although we believe we have sufficient capital resources to fund our operations for at least the next 12 months based on our current business plan, our business plan may change and may require greater expenditures of capital than currently anticipated, in particular, due to expenditures relating to strategic transactions. We have not yet established an ongoing source of revenue sufficient to cover operating costs and allow us to continue as a going concern. Our ability to continue as a going concern is dependent on obtaining adequate capital to fund operating losses until we become profitable. If we are unable to obtain adequate capital, we may be unable to develop and commercialize our product offerings or geographic reach and we could be forced to cease operations.

We will need to raise substantial additional capital in the future to fund our operations and we may be unable to raise such funds when needed and on acceptable terms.

For the nine months ended September 30, 2022, we incurred a net loss of $19,469 and we had an accumulated deficit of $148,703 since inception. As of September 30, 2022, we had cash and cash equivalents of $117,367. Because we have no current sources of revenue, we expect that we will need to raise capital again in the future to continue to fund our operations. When we elect to raise additional funds or when additional funds are required, we may raise such funds from time to time through public or private equity offerings, debt financings, corporate collaboration and licensing arrangements or other financing alternatives. These financing arrangements may not be available on acceptable terms, if at all. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we will be prevented from developing our pharmaceutical candidates, pursuing acquisitions, and investing in other companies, including as a sponsor or investor in special purpose acquisition companies, licensing, development and commercialization efforts, and our ability to continue operations, generate revenues, and achieve or sustain profitability will be substantially harmed.  We currently have fewer than five million shares of common stock authorized that are not reserved for specific purposes. Although we proposed to our stockholders, at our 2022 annual stockholders’ meeting, that our charter be amended to add additional authorized shares for various potential purposes, including potential capital raising transactions, our stockholders did not approve such a proposal and may not approve such a proposal in the future. A lack of authorized shares may limit our ability to raise capital when needed.

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

We may expend our capital resources in ways that stockholders do not agree with or that do not lead to increases in stockholder value.

We intend to use our capital resources to execute on our business plan, which may include acquiring or in-licensing additional programs and may also include the internal development of additional programs that may or may not be related to oncology and infectious diseases. We may also use our capital resources to invest directly or indirectly in business opportunities in healthcare or other industries, including through purchases of equity in other companies. These investments may be in special purpose acquisition companies, including either as a sponsor or as an equity investor. Our business plan may evolve to require more capital resources than currently contemplated either because our existing programs progress more quickly or at a greater expense than currently anticipated or because we may add additional programs. Stockholders may not agree with the ways in which we expend our capital resources and our capital deployment activities may not lead to increases in stockholder value.

We have a history of operating losses, and we expect to continue to incur losses in the future.

We have a limited operating history and have incurred net losses each year. Our net loss for the nine months ended September 30, 2022, was $19,469. We will continue to incur further losses in connection with research and development costs for development of our programs, including ongoing and additional clinical studies.

Any products we may develop may never achieve significant commercial market acceptance.

 We may not succeed in achieving commercial market acceptance of any of our products. In order to gain market acceptance for the drugs under development, we will need to demonstrate to physicians and other healthcare professionals the benefits of these therapies, including the clinical and economic application for their particular practice. Many physicians and healthcare professionals may be hesitant to introduce new services or techniques into their practice for many reasons, including lack of time and resources, the learning curve associated with the adoption of such new services or techniques into already established procedures, and the uncertainty of the applicability or reliability of the results of a new product. In addition, the availability of full or even partial payment for our products, whether by third-party payors (e.g., insurance companies) or the patients themselves, will likely heavily influence physicians’ decisions to recommend or use our products.

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

Our acquisitions of, collaborations with, licenses with and investments in, other businesses may not yield expected benefits and our inability to successfully integrate these transactions may negatively impact our business, financial condition, and results of operations.

We anticipate that we will make acquisitions of, collaborations with, licenses with or investments in businesses in the future. We may not realize the anticipated benefits, or any benefits, from these transactions. If we fail to properly evaluate, complete and execute acquisitions, our business may be seriously harmed and our stock price may decline. For us to realize the benefits of future transactions, we must successfully integrate the acquired businesses with ours. Some of the challenges to successful integration include:

●	unanticipated costs or liabilities resulting from our acquisitions;
●	inability to retain key employees from acquired businesses;
●	difficulties integrating acquired operations, personnel, and technologies;
●	diversion of management attention from existing business operations and strategy;
●	diversion of resources that are needed in other parts of our business;
●	potential write-offs of acquired assets;
●	inability to maintain relationship partners of the acquired business;
●	potential financial and credit risks associated with the acquired business;
●	the need to implement internal controls, procedures, and policies at the acquired company;
●	the need to comply with additional laws and regulations applicable to the acquired business; and
●	the indirect tax impacts of any such acquisitions.

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

We will need to attract, retain, and motivate experienced clinical development and other personnel, particularly in the greater Seattle area as we expand our pharmaceutical development activities. These employees may not be available in this geographic region. In addition, competition for these employees is intense and recruiting and retaining skilled employees is difficult, particularly for a development-stage organization such as ours. If we are unable to attract and retain qualified personnel, our development activities may be adversely affected. Even if we are successful in identifying and attracting qualified employees, recent market changes and inflation have made employment costs substantially higher. As a result, our operating expenses may continue to go up in the current market environment.

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

In addition, from time to time we expect to report interim, top-line or “preliminary” data for clinical trials, including for example the results reported in 2021 for our neoadjuvant or “window of opportunity” Phase 2 study of (Z)-Endoxifen in Australia. Such data are based on a preliminary analysis of then-available efficacy and safety data, and such findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. Interim, top-line or preliminary data are based on important assumptions, estimations, calculations and information then available to us to the extent we have had, at the time of such reporting, an opportunity to fully and carefully evaluate such information in light of all surrounding facts, circumstances, recommendations and analyses. As a result, interim, top-line or “preliminary” results may differ from future results, or different conclusions or considerations may qualify such results once existing data have been more fully evaluated. In addition, third parties, including regulatory agencies, may not accept or agree with our assumptions, estimations, calculations or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of the particular compound and our business in general.

If the development of our products is delayed or fails, or if top-line or preliminary clinical trial data reported differ from actual results, our development costs may increase and the ability to commercialize our products may be harmed, which could harm our business, financial condition, operating results or prospects.

We may not be able to obtain or maintain the regulatory approvals required to develop or commercialize some or all of our products.

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

We are developing our products, including AT-H201 to treat lung injury caused by cancer treatments and (Z)-Endoxifen for breast cancer, for patients who are severely ill, and patient deaths that occur in our clinical trials could negatively impact our business even if such deaths are not shown to be related to our drugs.

We have enrolled patients in studies of our drug candidates who may die while enrolled in our studies.  For example, we are developing AT-H201 for lung injury caused by cancer treatments and (Z)-Endoxifen for breast cancer. As a result, it is likely that we will observe severe adverse outcomes from some patients in our clinical trials for our drugs, including patient death. These adverse outcomes, even if unrelated to our drugs, could expose us to lawsuits and liabilities and could diminish our ability to obtain regulatory approval and/or achieve commercial acceptance for the related drug and our business could be materially harmed.

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

In addition, we depend on medical institutions and CROs (together with their respective agents) to conduct clinical trials and associated activities in compliance with Good Clinical Practices (GCP) and data privacy standards such as defined under the Health Insurance Portability and Accountability Act (HIPAA), California Consumer Privacy Acts (CCPA), and General Data Protection Regulation (GDPR) and in accordance with our timelines, expectations and requirements. We are substantially dependent on the organizations conducting the clinical trials of our proprietary (Z)-Endoxifen. To the extent any such third parties are delayed in achieving or fail to meet our clinical trial enrollment expectations, fail to conduct our trials in accordance with GCP, patient and data privacy standards such as HIPAA or study protocol or otherwise take actions outside of our control or without our consent, our business may be harmed. Furthermore, we conduct clinical trials in foreign countries, subjecting us to additional risks and challenges, including, patient and data privacy standards such as GDPR and in particular, as a result of the engagement of foreign medical institutions and foreign CROs, who may be less experienced with regard to regulatory matters applicable to us and may have different standards of medical care.

With regard to certain of the foregoing clinical trial operations and stages in the manufacturing and distribution chain of our compounds, we rely on vendors. In most cases we use a primary vendor and have identified, in some cases, secondary vendors. In particular, our current business structure contemplates, at least in the foreseeable future, use of a primary commercial supplier for the (Z)-Endoxifen drug substance. The use of primary vendors for core operational activities, such as, manufacturing, and the resulting lack of diversification, exposes us to the risk of a material interruption in service related to these primary, outside vendors. As a result, our exposure to this concentration risk could harm our business.

Although we monitor the compliance of our third-party service providers performing the aforementioned services, we cannot be certain that such service providers will consistently comply with applicable regulatory requirements or that they will otherwise timely satisfy their obligations to us. Any such failure and/or any failure by us to monitor their services or to plan for and manage our short- and long-term requirements underlying such services could result in shortage of the required compound, delays in or cessation of clinical trials, failure to obtain or revocation of product approvals or authorizations, product recalls, withdrawal or seizure of products, suspension of an applicable wholesale distribution authorization, and/or distribution of products, operating restrictions, injunctions, suspension of licenses, other administrative or judicial sanctions (including civil penalties and/or criminal prosecution), and/or unanticipated related expenditures to resolve shortcomings

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

Our ability to preserve our trade secrets, trademarks and other intellectual property rights is also important to our long-term success. Our success depends in part on obtaining patent protection for our products and processes, preserving trade secrets, patents, copyrights and trademarks, operating without infringing the proprietary rights of third parties, and acquiring licenses for technology or products. If we do not adequately protect our intellectual property, competitors may be able to use our technologies and erode or negate any competitive advantage we may have, which could harm our business and ability to establish or maintain profitability. Patents may also be issued to third parties, which could interfere with our ability to bring our therapeutics to market. As the patent landscape for products for breast disorders, including breast cancers, grows more crowded and becomes more complex we may find it more difficult to obtain patent protection for our products including those related to (Z)-Endoxifen.

The laws of some foreign countries do not protect our proprietary rights to the same extent as U.S. laws, and we may encounter significant problems in protecting our proprietary rights in these countries. The patent positions of diagnostic companies and pharmaceutical and biotechnology companies, including our patent position, are generally highly uncertain, particularly after the Supreme Court decisions Mayo Collaborative Services v. Prometheus Laboratories, 132 S. Ct. 1289 (2012), Association for Molecular Pathology v. Myriad Therapeutics, Inc., 133 S. Ct. 2107 (2013), and Alice Corp. v. CLS Bank International, 134 S. Ct. 2347 (2014), and the Federal Circuit Court decision Athena Diagnostics, Inc. v. Mayo Collaborative Servs., LLC, 915 F.3d 743 (Fed. Cir. 2019). Our patent positions also involve complex legal and factual questions, for which important legal principles remain unresolved. No consistent policy regarding the breadth of claims allowed in such companies’ patents has emerged to date in the U.S. Furthermore, in the biotechnology and pharmaceutical fields, courts frequently render opinions that may affect the patentability of certain inventions or discoveries, including opinions that may affect the patentability of methods for diagnostics, personalized medicine, and analysis and comparison of DNA and, therefore, any patents issued to us may be challenged, deemed unenforceable, invalidated or circumvented. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary technologies and any future tests and products are covered by valid and enforceable patents or are effectively maintained as trade secrets. In addition, our patent applications may never issue as patents, and the claims of any issued patents may not afford meaningful protection for our products, technology or tests.

The degree of future protection for our proprietary rights is uncertain, and we cannot ensure that:

●	we or others were the first to make the inventions covered by each of our patent applications;
●	we or others were the first to file patent applications for our claimed inventions;
●	others will not independently develop similar or alternative technologies or duplicate any of our technologies;
●	any of our patent applications will result in issued patents;
●	other parties will not challenge any patents issued to us or any of our patents will be valid or enforceable;
●	any patents issued to us and collaborators will provide a basis for commercially viable therapeutics, will provide us with any competitive advantages or will not be challenged by third parties;
●	the patents of others will not have an adverse effect on our business; or
●	our patents and patent applications or patents and patent applications that we license from others, if any, will survive legal challenges, and remain valid and enforceable.

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

As is the case with other biotechnology and pharmaceutical companies, our success is heavily dependent on intellectual property, particularly on obtaining and enforcing patents. Obtaining and enforcing patents in the biotechnology and pharmaceutical industries involve both technological and legal complexity, and is therefore costly, time-consuming and inherently uncertain. For the past several years, the U.S. has conducted proceedings involving post-issuance patent review procedures, such as inter partes review (IPR), and post-grant review and covered business methods. These proceedings are conducted before the Patent Trial and Appeal Board (PTAB), of the USPTO. Each proceeding has different eligibility criteria and different patentability challenges that can be raised. In this regard, the IPR process permits any person (except a party who has been litigating the patent for more than a year) to challenge the validity of U.S. patents on the grounds that it was anticipated or made obvious by prior art. As a result, non-practicing entities associated with hedge funds, pharmaceutical companies who may be our competitors and others have challenged certain valuable pharmaceutical U.S. patents based on prior art through the IPR process. A decision in such a proceeding adverse to our interests could result in the loss of valuable patent rights which, would have a material adverse effect on our business, financial condition, results of operations and growth prospects. Any potential future changes to the U.S. patent system could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business, financial condition, results of operations and growth prospects. Further, recent U.S. Supreme Court rulings have narrowed the scope of patent protection available in certain circumstances and weakened the rights of patent owners in certain situations. In particular, on March 20, 2012, the U.S. Supreme Court issued the Prometheus and Alice decision, holding that several claims drawn to measuring drug metabolite levels from patient samples were not patentable subject matter. The full impact of the Prometheus and Alice decision on diagnostic and certain method claims is uncertain. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents once obtained. Depending on decisions by the U.S. Congress, the federal courts, and the USPTO, the laws and regulations governing patents could change in unpredictable ways that could weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future. The standards that courts use to interpret patents are not always applied predictably or uniformly and may evolve, particularly as new technologies develop. In addition, changes to patent laws in the U.S. or other countries may be applied retroactively to affect the validity, enforceability, or term of our patent. For example, the U.S. Supreme Court has modified some legal standards applied by the USPTO in examination of U.S. patent applications, which may decrease the likelihood that we will be able to obtain patents and may increase the likelihood of challenges to patents we obtain or license.

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

We cannot assure stockholders that our current or future products will not infringe on existing or future patents. We may not be aware of patents that have already issued that a third-party might assert are infringed by one of our current or future products.

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

For example, the FDA may change its clearance and approval policies, adopt additional regulations or revise existing regulations, or take other actions which, may prevent or delay approval or clearance of our products under development or impact our ability to modify our currently cleared products on a timely basis. Any change in the laws or regulations that govern the clearance and approval processes relating to our current and future products could make it more difficult and costly to obtain clearance or approval for new products, or to produce, market and distribute existing products. Significant delays in receiving clearance or approval, or the failure to receive clearance or approval for our new products would have an adverse effect on our ability to expand our business.

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

In addition to the Patient Protection and Affordable Care Act (“PPACA”), the effect of which cannot presently be quantified, various healthcare reform proposals have also emerged from federal and state governments. Changes in healthcare policy could adversely affect our business.

We cannot predict whether future healthcare initiatives will be implemented at the federal or state level or in countries outside of the U.S. in which we may do business, or the effect any future legislation or regulation will have on us. The taxes imposed by any new federal legislation and the expansion in government’s effect on the U.S. healthcare industry, including the Inflation Reduction Act enacted in August 2022, may result in decreased profits to us, lower reimbursements by payors for our products or reduced medical procedure volumes, all of which may adversely affect our business, financial condition and results of operations.

Other Risks

The continued spread of coronavirus globally could adversely impact our operations and clinical trials.

Public health pandemics, epidemics or outbreaks could adversely impact our business. The COVID-19 pandemic and related supply-chain disruptions are affecting the United States and global economies and may affect our operations and those of third parties on which we rely, including causing possible disruptions in the supply of the Company’s (Z)-Endoxifen, AT-H201 and the conduct of current and future clinical trials. In addition, the COVID-19 pandemic may affect the operations of the U.S. FDA and other health authorities including similar entities/agencies in Sweden and Australia, which could result in delays in meetings, reviews and approvals. As of the date of this filing, we have not experienced any delay in drug supply for our ongoing and planned clinical studies, including studies of (Z)-Endoxifen and AT-H201. Additionally, while the potential economic impact brought by, and the duration of, the COVID-19 pandemic is difficult to assess or predict, the impact of the COVID-19 pandemic on the global financial markets may reduce the Company’s ability to access capital, which could negatively impact the Company’s short-term and long-term liquidity. We will continue to monitor future enrollment in studies for potential restrictions on site visits, mammograms as a result of the COVID-19 pandemic. The continued spread of the coronavirus globally could adversely impact our operations that are dependent on third-party service providers for a number of critical operational activities including, in particular:

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

Although our shares of common stock are listed on The Nasdaq Capital Market, we cannot ensure that we will be able to satisfy the continued listing standards of The Nasdaq Capital Market going forward, including a $1.00 minimum bid requirement. If we cannot satisfy the continued listing standards going forward, Nasdaq may commence delisting procedures against us, which could result in our stock being removed from listing on The Nasdaq Capital Market. On October 5, 2022, we received a letter from Nasdaq stating we are not in compliance with Listing Rule 5550(a)(2) because our common stock failed to maintain a minimum closing bid price of $1.00 per share for 30 consecutive business days. We have until April 3, 2023, to either regain compliance, or request additional time to regain compliance.

If we are unable to regain compliance with Nasdaq Listing Rule 5550(a)(2), and if our stock price continues not to satisfy the $1.00 minimum bid price requirement or we otherwise fail to satisfy other continued listing requirements, we may be delisted from Nasdaq, which could adversely affect our stock price, liquidity, and our ability to raise funding. Our common stock has at times traded below the $1.00 minimum bid requirement, including during the 30 days prior to filing this report.

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

●	any ongoing litigation that we are currently involved in or litigation that we may become involved in the future;
●	additional shares of our common stock being sold into the market by us or our existing stockholders or warrant holders or the anticipation of such sales; and
●	media coverage of our business and financial performance.

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

The ownership of our common stock may become concentrated among a small number of stockholders, and if our principal stockholders, directors, and officers choose to act together, they may be able to significantly influence management and operations, which may prevent us from taking actions that may be favorable to stockholders.

Our ownership may become concentrated among a small number of stockholders. These stockholders, acting together, could have the ability to exert substantial influence over all matters requiring approval by our stockholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership could also have the effect of delaying, deferring, or preventing a change in control of the Company or impeding a merger or consolidation, takeover or other business combination that could be favorable to stockholders.

If we are unable to implement and maintain effective internal control over financial reporting in the future, investors may lose confidence in the accuracy and completeness of our financial reports and the trading price of our common stock may be negatively affected.

We are required to maintain internal controls over financial reporting and to report any material weaknesses in such internal controls. If we identify material weaknesses in our internal control over financial reporting, or if we are unable to comply with the requirements of the Sarbanes-Oxley Act in a timely manner or assert that our internal control over financial reporting is effective, investors may lose confidence in the accuracy and completeness of our financial reports and the trading price of our common stock could be negatively affected, and we could become subject to investigations by the stock exchange on which our securities are listed, the Securities and Exchange Commission, or other regulatory authorities, which could require additional financial and management resources.

Our Stockholder Rights Agreement, the anti-takeover provisions in our charter documents and Delaware law could delay or prevent a change in control, which could limit the market price of our common stock and could prevent or frustrate attempts by our stockholders to replace or remove current management and the current Board of Directors.

Our Stockholder Rights Agreement, which we adopted in May 2014, our amended and restated certificate of incorporation, and amended and restated bylaws contain provisions that could delay or prevent a change in control or changes in our Board of Directors that our stockholders might consider favorable. These provisions include a staggered Board of Directors, which divides the board into three classes, with directors in each class serving staggered three-year terms. The existence of a staggered board can make it more difficult for a third-party to effect a takeover of our Company if the incumbent board does not support the transaction. These and other provisions in our corporate documents, our Shareholder Rights Plan and Delaware law might discourage, delay or prevent a change in control or changes in the Board of Directors of the Company. These provisions could also discourage proxy contests and make it more difficult for an investor and other stockholders to elect directors not nominated by our Board. Furthermore, the existence of these provisions, together with certain provisions of Delaware law, might hinder or delay an attempted takeover other than through negotiations with the Board of Directors.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

EXHIBIT INDEX

Incorporated by Reference Herein
Exhibit No.	Description	Form	Date

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith

31.2	Certification Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act	Furnished herewith

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act	Furnished herewith

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 7, 2022

/s/ Steven C. Quay
President and Chief Executive Officer
(On behalf of the Registrant)

/s/ Kyle Guse
Kyle Guse
Chief Financial Officer, General Counsel and Secretary
(As Principal Financial and Accounting Officer)