Form 10-Q
period 2023-03-31
ATOSSA THERAPEUTICS, INC.
filed 2023-05-15
CIK 1488039

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number: 001-35610

ATOSSA THERAPEUTICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	26-4753208
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

107 Spring Street	98104
Seattle, WA	(Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code: (206) 588-0256

  Former name or former address, if changed since last report: N/A

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

The number of shares of the registrant’s common stock, $0.18 par value per share, outstanding as of May 10, 2023, was 126,624,110.

ATOSSA THERAPEUTICS, INC.
QUARTERLY REPORT

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ATOSSA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except for par value)

	As of March 31,	As of December 31,
	2023 (unaudited)	2022
Assets
Current assets
Cash and cash equivalents	$103,868	$110,890
Restricted cash	110	110
Prepaid expenses	5,295	4,031
Research and development tax rebate receivable	738	743
Other current assets	858	2,423
Total current assets	110,869	118,197

Investment in equity securities	4,700	4,700
Other assets	631	635
Total assets	$116,200	$123,532

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$1,444	$2,965
Accrued expenses	613	1,059
Payroll liabilities	822	1,525
Other current liabilities	65	19
Total current liabilities	2,944	5,568

Total liabilities	2,944	5,568

Commitments and contingencies (Note 14)

Stockholders' equity
Series B convertible preferred stock - $0.001 par value; 10,000 shares authorized; 1 shares issued and outstanding as of March 31, 2023 and December 31, 2022	-	-
Additional paid-in capital - Series B convertible preferred stock	582	582
Common stock - $0.18 par value; 175,000 shares authorized; 126,624 shares issued and outstanding as of March 31, 2023 and December 31, 2022	22,792	22,792
Additional paid-in capital - common stock	252,357	250,784
Accumulated deficit	(162,475)	(156,194)
Total stockholders' equity	113,256	117,964
Total liabilities and stockholders' equity	$116,200	$123,532

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ATOSSA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(amounts in thousands, except for per share amounts)

	For the Three Months Ended March 31,
	2023	2022

Operating expenses
Research and development	$3,508	$1,499
General and administrative	3,590	3,248
Total operating expenses	7,098	4,747
Operating loss	(7,098)	(4,747)
Interest income	850	1
Other expense, net	(33)	(40)
Loss before income taxes	(6,281)	(4,786)
Income taxes	-	-
Net loss	(6,281)	(4,786)
Loss per share of common stock - basic and diluted	$(0.05)	$(0.04)
Weighted average shares outstanding - basic and diluted	126,624	126,624

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ATOSSA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(amounts in thousands)

	Series B Convertible Preferred Stock			Common Stock

			Additional			Additional		Total
	Shares	Amount	Paid-in Capital	Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders' Equity
Balance at December 31, 2021	1	$-	$582	126,624	$22,792	$243,996	$(129,234)	$138,136
Compensation cost for stock options granted	-	-	-	-	-	1,806	-	1,806
Net loss	-	-	-	-	-	-	(4,786)	(4,786)
Balance at March 31, 2022	1	$-	$582	126,624	$22,792	$245,802	$(134,020)	$135,156

	Series B Convertible Preferred Stock			Common Stock

			Additional			Additional		Total
	Shares	Amount	Paid-in Capital	Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders' Equity
Balance at December 31, 2022	1	$-	$582	126,624	$22,792	$250,784	$(156,194)	$117,964
Compensation cost for stock options granted	-	-	-	-	-	1,573	-	1,573
Net loss	-	-	-	-	-	-	(6,281)	(6,281)
Balance at March 31, 2023	1	$-	$582	126,624	$22,792	$252,357	$(162,475)	$113,256

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ATOSSA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(amounts in thousands)

	For the Three Months Ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,281)	$(4,786)
Adjustments to reconcile net loss to net cash used in operating activities
Compensation cost for stock options granted	1,573	1,806
Depreciation and amortization	3	2
Changes in operating assets and liabilities:
Prepaid expenses	(1,264)	(1,386)
Research and development tax rebate receivable	5	404
Other current assets	1,565	(114)
Other assets	1	-
Accounts payable	(1,521)	(121)
Accrued expenses	(446)	(84)
Payroll liabilities	(703)	(591)
Other current liabilities	46	(8)
Net cash used in operating activities	(7,022)	(4,878)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of furniture and equipment	-	(13)
Net cash used in investing activities	-	(13)

CASH FLOWS FROM FINANCING ACTIVITIES
Net cash provided by financing activities	-	-

NET DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(7,022)	(4,891)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING BALANCE	111,000	136,487
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, ENDING BALANCE	$103,978	$131,596

SUPPLEMENTAL DISCLOSURES
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$103,868	$131,486
Restricted cash	110	110
Total cash, cash equivalents and restricted cash shown in the Condensed Consolidated Statements of Cash Flows	$103,978	$131,596

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

NOTE 2: LIQUIDITY AND CAPITAL RESOURCES

The Company has incurred net losses and negative operating cash flows since inception. For the three months ended March 31, 2023, the Company recorded a net loss of $6,281 and used $7,022 of cash in operating activities. As of March 31, 2023, the Company had $103,868 in unrestricted cash and cash equivalents and working capital of $107,925. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs, and it believes it will need to continue to raise substantial additional capital to accomplish its business plan over the next several years. Management believes its currently available funding will be sufficient to finance the Company’s operations for at least one year from the date these Condensed Consolidated Financial Statements are issued. The Company plans to continue to fund its losses from operations and capital funding needs through a combination of public or private equity offerings, debt financings or other sources, including potential corporate collaborations, licenses and other similar arrangements. There can be no assurance as to the availability or terms upon which such financing and capital might be available in the future. If the Company is unable to secure additional funding, it may be forced to curtail or suspend its business plans.

NOTE 3: SUMMARY OF ACCOUNTING POLICIES

Basis of Presentation

The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by GAAP for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K of the Company for the year ended December 31, 2022. The year-end condensed consolidated balance sheet presented in this report was derived from audited consolidated financial statements but does not include all disclosures required by GAAP. All amounts in the condensed consolidated financial statements and the notes thereto have been presented in thousands, except for par value and other per share data.

In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2023, are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.

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

Segments

The Company operates as a single segment. Operating segments are identified as the components of an enterprise for which separate discrete financial information is available for evaluation by the chief operating decision maker in making decisions regarding resource allocation and in assessing performance. To date, our chief operating decision maker has made such decisions and assessed performance at the Company-level as a single segment.

Cash and Cash Equivalents

Cash and cash equivalents include unrestricted cash and all highly liquid instruments with maturities of three months or less at the date of purchase.

Investments in Equity Securities

The Company currently has one investment in non-marketable securities. This investment does not have a readily determinable fair value, so the Company has elected to measure the investment at cost in accordance with Accounting Standards Codification ASC 321 – Equity. At each reporting period, the Company will perform an assessment to determine if it still qualifies for this measurement alternative. The Company considers qualitative impairment factors in determining if there are any signs of impairment.

The assumptions and estimates used to estimate the fair value of investments may include, but not be limited to, the following information from the respective investee:

●	Unaudited financial statements;

●	Projected technological developments;

●	Current fundraising transactions;

●	Current ability to raise additional financing when needed;

●	Changes in the economic environment which may have a material impact on the operating results; and

●	Timing of a deemed liquidation event occurring.

Please also refer to Note 4.

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

● Level 3 —Valuations based on unobservable inputs in which there are little or no market data, which require the Company to develop its own assumptions

Please also refer to Note 9.

Research and Development

Research and development (R&D) costs are generally expensed as incurred. R&D expenses include, for example, manufacturing expense for the Company's drugs under development, expenses associated with preclinical studies, clinical trials and associated salaries, bonuses, stock-based compensation and benefits. The Company has entered into various research and development contracts with research institutions, clinical research organizations, clinical manufacturing organizations and other companies. Payments for these activities are based on the terms of the individual agreements, which may differ from the pattern of costs incurred, and payments made in advance of performance are reflected in the accompanying condensed consolidated balance sheets as prepaid expenses. The Company records accruals for estimated costs incurred for ongoing research and development activities. When evaluating the adequacy of the accrued expenses, the Company analyzes progress of the services, including the phase or completion of events, invoices received and contracted costs. Significant judgments and estimates may be made in determining the prepaid expense or accrued expense balances at the end of any reporting period. Actual results could differ from the Company’s estimates.

R&D expenses also include an allocation of the CEO's salary and related benefits including bonus and non-cash stock-based compensation expense based on an estimate of his total hours spent on R&D activities. The Company's CEO is involved in the development of the Company's drug candidates and oversight of the related clinical trial activity.

Stock-based Payments

The Company measures and recognizes compensation expense for all stock-based payment awards made to employees, officers, non-employee directors, and other key persons providing services to the Company, currently limited to stock options. Stock compensation expense is based on the estimated grant date fair value and is recognized as an expense over the requisite service period. The Company has made a policy election to recognize forfeitures when they occur.

The fair value of each stock option grant is estimated using the Black-Scholes option-pricing model, which requires assumptions regarding the expected volatility of the stock options, the expected life of the options, an expectation regarding future dividends on the Company’s common stock, and estimation of an appropriate risk-free interest rate. The Company’s expected common stock price volatility assumption is based upon the historical volatility of its stock price. The Company has elected the simplified method for the expected life assumption for stock option grants, which averages the contractual term of the options of 10 years with the vesting term, typically one to four years, as the Company does not have sufficient history of option exercise experience. The dividend yield assumption of zero is based upon the fact that the Company has never paid cash dividends and presently has no intention of paying cash dividends in the future. The risk-free interest rate used for each grant was based upon prevailing short-term interest rates over the expected life of the options as of grant date.

Foreign Currency Translation and Transactions

The majority of the Company's operations occur in entities that have the U.S. dollar as their functional currency. The one non-U.S. dollar denominated functional currency subsidiary has assets and liabilities translated into U.S. dollars at rates of exchange in effect at the end of the period. Expense amounts are translated using the average exchange rates for the period. Net unrealized gains and losses resulting from foreign currency translation are recorded in Other expense, net in the Condensed Consolidated Statements of Operations. The Company had realized losses on foreign currency exchange during the three months ended March 31, 2023 and March 31, 2022 of $29 and $28, respectively, which is included in Other expense, net in the Condensed Consolidated Statements of Operations.

NOTE 4: INVESTMENT IN EQUITY SECURITIES

On  December 23, 2022, the Company completed its investment in Dynamic Cell Therapies, Inc. (DCT) a U.S. private company that is in the pre-clinical stage of developing novel Chimeric Antigen Receptor (CAR) T-cell therapies based on technology licensed from a leading U.S. cancer treatment and research institution. In total, the Company paid $4,700 to DCT and received Series Seed Preferred Shares representing approximately 19% of the post-investment outstanding shares of DCT. The investment in DCT has been accounted for as an investment in equity securities on the Condensed Consolidated Balance Sheet.

The Company considered qualitative impairment factors in determining if there were any signs of impairment of this investment on the balance sheet dates. Specifically, the Company considered the additional adverse changes in the general market condition of the industry in which DCT operates and continued concerns about the investee’s ability to continue as a going concern, due to negative cash flows from operations during the first quarter of 2023. Based on these impairment indicators, the Company performed a quantitative fair value measurement as of March 31, 2023. The resulting quantitative valuation concluded that the investment was not impaired, thus, no impairment has been recorded as of March 31, 2023.

NOTE 5: RESTRICTED CASH

The Company's restricted cash balance of $110 as of March 31, 2023 and December 31, 2022, consists entirely of cash pledged as security for the Company’s issued commercial credit cards.

NOTE 6: PREPAID EXPENSES

Prepaid expenses consisted of the following:

	March 31,	December 31,
	2023	2022
Prepaid research and development	$4,619	$3,480
Prepaid insurance	520	387
Professional services	138	130
Other	18	34
Total prepaid expenses	$5,295	$4,031

NOTE 7: RESEARCH AND DEVELOPMENT REBATE RECEIVABLE

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

During the three months ended March 31, 2023 and 2022, the Company incurred qualified R&D expenses in Australia of $52 and $354, respectively. There were no collections of R&D cash rebates during the three months ended March 31, 2023. The Company collected R&D cash rebates of $563, during the three months ended March 31, 2022. At March 31, 2023 and December 31, 2022 the Company had total R&D rebate receivables of $738 and $743, respectively. The Company records the R&D rebate credit in the period when it incurs the associated R&D cost. As such, the rebate reduced the Research and development expense line item in the Condensed Consolidated Statements of Operations by $15 and $140 for the three months ended March 31, 2023 and, 2022, respectively.

NOTE 8: PAYROLL LIABILITIES

Payroll liabilities consisted of the following:

	As of March 31,	As of December 31,
	2023	2022
Accrued bonuses	$297	$1,060
Accrued vacation	278	224
Accrued payroll	247	241
Total payroll liabilities	$822	$1,525

NOTE 9: FAIR VALUE OF FINANCIAL INSTRUMENTS

 The following tables present the Company’s fair value hierarchy for all its financial assets and liabilities, by major security type, measured at fair value on a recurring basis:

March 31, 2023	Estimated Fair Value	Level 1	Level 2	Level 3
Assets:
Money market accounts	$93,520	$93,520	$-	$-

December 31, 2022	Estimated Fair Value	Level 1	Level 2	Level 3
Assets:
Money market account	$102,681	$102,681	$-	$-

NOTE 10: STOCKHOLDERS’ EQUITY

The Company is authorized to issue a total of 185,000 shares of stock consisting of 175,000 shares of common stock, par value $0.18 per share, and 10,000 shares of preferred stock, par value $0.001 per share. The Company has designated 750 shares of Series A junior participating preferred stock, par value $0.001 per share, 4 shares of Series A convertible preferred stock, par value $0.001 per share, 25 shares of Series B convertible preferred stock, par value $0.001 and 20 shares of Series C convertible preferred stock, par value $0.001 per share, through the filings of certificates of designation with the Delaware Secretary of State. No shares of Series A junior participating preferred stock, Series A convertible preferred stock or Series C convertible preferred stock were outstanding as of March 31, 2023 and December 31, 2022.

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

Series B Convertible Preferred Stock

Conversion. Each share of Series B convertible preferred stock is convertible at the Company's option at any time on or after the first anniversary of the closing of this offering, or at the option of the holder at any time, into the number of shares of our common stock determined by dividing the $1,000 stated value per share of the Series B convertible preferred stock by a conversion price of $3.52 per share. In addition, the conversion price per share is subject to adjustment for stock dividends, distributions, subdivisions, combinations or reclassifications. Subject to limited exceptions, a holder of the Series B convertible preferred stock will not have the right to convert any portion of the Series B convertible preferred stock to the extent that, after giving effect to the conversion, the holder, together with its affiliates, would beneficially own in excess of 9.99% of the number of shares of our common stock outstanding immediately after giving effect to its conversion.

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

2021 and 2020 Warrants

The terms and conditions of the warrants are as follows:

Exercisability. Each warrant is exercisable at any time and will expire between 4 and 4.5-years from the date of issuance. The warrants are exercisable, at the option of each holder, in whole or in part by delivering to the Company a duly executed exercise notice and payment in full for the number of shares of our common stock purchased upon such exercise, except in the case of a cashless exercise as discussed below. The number of shares of common stock issuable upon exercise of the warrants is subject to adjustment in certain circumstances, including a stock split of, stock dividend on, or a subdivision, combination or recapitalization of the common stock. Upon the merger, consolidation, sale of substantially all of our assets, or other similar transaction, the holders of warrants shall, at the option of the Company, be required to exercise the warrants immediately prior to the closing of the transaction, or such warrants shall automatically expire. Upon such exercise, the holders of warrants shall participate on the same basis as the holders of common stock in connection with the transaction.

Cashless Exercise. If at any time there is no effective registration statement registering, or the prospectus contained therein is not available for issuance of, the shares issuable upon exercise of the warrant, the holder may exercise the warrant on a cashless basis. When exercised on a cashless basis, a portion of the warrant is cancelled in payment of the purchase price payable in respect of the number of shares of the Company's common stock purchasable upon such exercise.

Exercise Price. Each warrant represents the right to purchase one share of common stock. In addition, the exercise price per share is subject to adjustment for stock dividends, distributions, subdivisions, combinations or reclassifications, and for certain dilutive issuances. Subject to limited exceptions, a holder of warrants will not have the right to exercise any portion of the warrant to the extent that, after giving effect to the exercise, the holder, together with its affiliates, and any other person acting as a group together with the holder or any of its affiliates, would beneficially own in excess of 4.99% of the number of shares of our common stock outstanding immediately after giving effect to its exercise. The holder, upon notice to the Company, may increase or decrease the beneficial ownership limitation provisions of the warrant, provided that in no event shall the limitation exceed 9.99% of the number of shares of the Company's common stock outstanding immediately after giving effect to the exercise of the warrant.

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

Rights as Stockholder. Except as set forth in the warrant, the holder of a warrant, solely in such holder’s capacity as a holder of a warrant, will not be entitled to vote, to receive dividends or to any of the other rights of our stockholders.

 Warrants Outstanding

As of March 31, 2023, warrants to purchase 21,515 shares of common stock were outstanding, including:

	Outstanding Warrants to Purchase Shares	Exercise Price Per Share	Expiration Date
December 2020 warrants	6,490	$1.00	December 11, 2024-June 21, 2025
January 2021 warrants	4,500	$1.055	July 8, 2025
March 2021 warrants	10,525	$2.88	September 22, 2025
	21,515

Warrant Activity

There were no warrant exercises during the three months ended March 31, 2023 and 2022.

Conversion of Convertible Preferred Stock

During the three months ended March 31, 2023 and 2022, there were no conversions of Series B convertible preferred stock.

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

The Company’s common stock warrants and preferred stock contractually entitle the holders of such securities to participate in dividends but do not contractually require the holders of such securities to participate in losses of the Company. Accordingly, in periods in which the Company reports a net loss, such losses are not allocated to such participating securities. In periods in which the Company reports a net loss attributable to common stockholders, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. The Company reported a net loss attributable to common stockholders for the three months ended March 31, 2023 and 2022.

The following table summarizes the Company’s calculation of net loss per common share:

	Three Months Ended March 31,
	2023	2022
Numerator
Net loss attributable to common stockholders	$(6,281)	$(4,786)
Denominator
Weighted average common shares outstanding used to compute net loss per share, basic and diluted	126,624	126,624
Net loss per share of common stock, basic and diluted	$(0.05)	$(0.04)

The following table sets forth the weighted average number of potential common shares excluded from the calculation of net loss per diluted share, because including them would be anti-dilutive:

	Three Months Ended March 31,
	2023	2022
Options to purchase common stock	14,743	11,089
Series B convertible preferred stock	165	165
Warrants to purchase common stock	21,515	22,277
	36,423	33,531

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

As a result of the Company’s cumulative losses, management has concluded that a full valuation allowance against the Company’s net deferred tax assets is appropriate. No income tax liabilities existed as of March 31, 2023 and December 31, 2022 due to the Company’s continuing operating losses.

NOTE 13: CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of deposits of cash and cash and cash equivalents including those deposited in money market deposit accounts. Accounts at each institution that contain specified types of deposits are insured by the Federal Deposit Insurance Corporation (FDIC) for up to $250. As of March 31, 2023 and December 31, 2022, the Company had deposits of $103,712 and $110,647, respectively, of cash and cash equivalents in excess of the FDIC insured limit.

NOTE 14: COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company evaluates all contractual agreements at inception to determine if they contain a lease. Lease liabilities are measured at the present value of lease payments not yet paid, using a discounted cash flow model that requires the use of a discount rate, or incremental borrowing rate. Leases with a term of 12 months or less are considered short-term operating leases and no asset or liability is recognized.

The Company's operating lease consists of an office lease. On November 22, 2022, the Company entered into a new short-term operating lease for office space to pay monthly rent of $2 for a term of 12 months commencing January 1, 2023. The Company had lease expense under a short-term lease of $4 and $8 during the three months ended March 31, 2023 and 2022, respectively.

Litigation and Contingencies

The Company is subject to legal proceedings and claims that arise in the normal course of business. The Company believes that these matters are either without merit or of a kind that should not have a material effect, individually or in aggregate, on its financial position, results of operations or cash flows.

Contractual Obligations

Contractual obligations represent future cash commitments and liabilities under agreements with third party clinical research organizations (CROs) and clinical manufacturing organizations (CMOs). With the exception of one CRO contract, such agreements are cancellable upon written notice by the Company. The one non-cancellable contract expires upon completion of the study and release of the final report, or the contract may be terminated by the CRO, or by the FDA or other governmental agency. As of March 31, 2023, the Company's non-cancellable commitment related to this contract are estimated to be $1,146 and $13 in 2024. As of March 31, 2023, we have incurred $111 under this contract.

NOTE 15: STOCK-BASED COMPENSATION

On March 24, 2020, the Board of Directors approved the adoption of the 2020 Stock Incentive Plan (the 2020 Plan) to provide for the grant of equity-based awards to employees, officers, non-employee directors and other key persons providing services to the Company. No awards may be granted under the 2020 Plan after the date that is 10 years from the date of stockholder approval. An aggregate of 3,000 shares of common stock were initially reserved for issuance in connection with awards granted under the 2020 Plan. On  May 14, 2021, the stockholders approved an additional 15,000 shares available for issuance under the 2020 Plan. There were 5,790 shares available for future grants under the 2020 Plan as of March 31, 2023.

On September 28, 2010, the Board of Directors approved the adoption of the 2010 Stock Option and Incentive Plan (the 2010 Plan) to provide for the grant of equity-based awards to employees, officers, non-employee directors and other key persons providing services to the Company. Awards of incentive stock options could be granted under the 2010 Plan until September 2020. Shares may no longer be granted under this plan.

The Company granted 2,461 and 2,722 options to purchase shares of common stock under the 2020 Plan to employees and directors during the three months ended March 31, 2023 and 2022, respectively. The weighted average grant date fair value of options granted during the three months ended March 31, 2023 and 2022 was $.061 and $1.07, respectively. There were no stock options exercised during the three months ended March 31, 2023 and 2022.

The fair value of stock options granted were calculated using the Black-Scholes option-pricing model applying the following assumptions:

Three Months Ended March 31,
	2023	2022
Risk-free interest rate	3.87% - 4.25%	1.86% - 2.53%
Expected term (in years)	5.50 - 6.11	5.51 - 6.11
Dividend yield	-	-
Expected volatility	103% - 118%	117% - 128%

                     The Company recognized stock-based compensation expense, which was included under the following captions in the Condensed Consolidated Statements of Operations:

	Three Months Ended March 31,
	2023	2022
General and administrative	$1,054	$1,184
Research and development	519	622
Total stock-based compensation expense	$1,573	$1,806

Options issued and outstanding as of  March 31, 2023 and related activities during the three months ended March 31,2023 were as follows:

	Number of Underlying Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Contractual Life Remaining in Years	Aggregate Intrinsic Value
Outstanding as of January 1, 2023	13,906	$2.35		-
Granted	2,461	$0.72
Exercised	-	-
Forfeited	-	-
Expired	(3)	$793.83
Outstanding as of March 31, 2023	16,364	$1.95	7.93	$44
Exercisable as of March 31, 2023	11,227	$2.32	7.28
Vested and expected to vest	11,227	$1.95	7.93	$44

On March 31, 2023, there were 5,137 unvested options outstanding, and the related unrecognized total compensation cost associated with these options was $4,085. This expense is expected to be recognized over a weighted-average period of 1.31 years from March 31, 2023.

Defined Contribution Plan

The Company has a defined contribution plan to which employees of the Company may defer contributions for income tax purposes. Participants are eligible to receive employer matching contributions up to 6% of deferrals. Employees may also be eligible for a discretionary match over 6%. Defined contribution plan employer matching contributions for the three months ended March 31, 2023 and 2022, were $56 and $34, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the Condensed Consolidated Financial Statements and the related notes included elsewhere in this report. This discussion contains forward-looking statements, which are based on assumptions about the future of the Company’s business. The actual results could differ materially from those contained in the forward-looking statements. Please read “Forward-Looking Statements” included below for additional information regarding forward-looking statements.

Forward-Looking Statements

This report contains, in addition to historical information, certain information, assumptions and discussions that may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have made these statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected or anticipated. Although we believe our assumptions underlying our forward-looking statements are reasonable as of the date of this report, we cannot assure you that the forward-looking statements set out in this report will prove to be accurate. We may identify these forward-looking statements by the use of forward-looking words such as “expect,” “potential,” “continue,” “may,” “will,” “should,” “could,” “would,” “seek,” “intend,” “plan,” “estimate,” “anticipate,” “believe,” “future,” or the negative versions of these words or other comparable words. All statements other than statements of historical fact, including statements regarding guidance, industry prospects, or future results of operations or financial position, made in this report are forward-looking. Forward-looking statements contained in this report include, but are not limited to, statements about:

●	the impact of the ongoing COVID-19 pandemic and the degree to which the pandemic negatively impacts our supply chain, clinical trial enrollment and timing and our ability to access capital markets;

●	the impact of inflation, rising interest rates, general economic slowdown or a recession, foreign exchange rate volatility, financial institution instability, changes in monetary policy and increasing geopolitical instability on our business, our ability to access capital markets, our operating costs and our supply chain;

●

whether we can obtain approval from the U.S. Food and Drug Administration (FDA), and foreign regulatory bodies, to continue our clinical trials, including our planned (Z)-endoxifen trials, and to sell, market and distribute our therapeutics under development;

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

These and other forward-looking statements made in this report are presented as of the date of the filing of this report. We have discussed certain important factors, risks and uncertainties in the section titled “ITEM 1A. RISK FACTORS,” that we believe could cause our actual results, events or outcomes to differ materially from our anticipated results, events or outcomes. Our forward-looking statements do not reflect the potential impact of any new information, future events or circumstances that may affect our business after the date of this report. Except as required by law, we do not intend to update any forward-looking statements after the date on which the statement is made, whether as a result of new information, future events or circumstances or otherwise.

Company Overview

We are a clinical-stage biopharmaceutical company developing proprietary innovative medicines in areas of significant unmet medical need in oncology, with a current focus on breast cancer and other breast conditions. Our lead drug candidate under development is oral (Z)-endoxifen which we are developing in two settings: one to treat breast cancer by reducing tumor cell activity prior to surgery and another one to reduce dense breast tissue in women. More than 10 million women in the U.S. and millions more worldwide have high breast density, which reduces the ability of mammograms to detect cancer and increases the risk of breast cancer. There is no FDA-approved treatment for breast density. We believe there is also a significant unmet need for breast cancer treatments in premenopausal women prior to surgery as the typical treatment for the majority of early-stage breast cancer patients currently involves ovarian suppression, which can induce premature menopause and dramatically impact a patient’s quality of life.

We have been granted two U.S. patents covering our proprietary (Z)-endoxifen and we have numerous applications pending in the U.S. and in other major countries. We have patent protection covering our proprietary (Z)-endoxifen through November 17, 2038.

Our business strategy is to advance our programs through clinical studies, including with partners, and opportunistically add programs in areas of high unmet medical need through acquisition, minority investment, collaboration or internal development.

Summary of Leading Programs

The following is a summary of the current status of our major clinical development programs:

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

(Z)-endoxifen for Neoadjuvant Treatment of Breast Cancer. We are also developing (Z)-endoxifen to treat estrogen receptor positive (ER+)/human epidermal growth factor receptor 2 negative (HER2-) breast cancer in the neoadjuvant setting, which is the administration of a therapy before the main treatment, which is usually surgery. Although there are neoadjuvant treatments for breast cancers that are not ER+, there are few neoadjuvant treatments for ER+ breast cancer which comprises about 78% of all breast cancers and the treatments that are available typically for premenopausal women involve ovarian suppression which can induce premature menopause and significantly impact quality of life. We believe there is a compelling need for therapy with our (Z)-endoxifen in this setting.

In October 2022, we received authorization from the U.S. FDA for our Investigational New Drug (IND) application for oral (Z)-endoxifen. The study, “A Randomized Phase 2 Noninferiority Trial of (Z)-endoxifen and Exemestane + Goserelin as Neoadjuvant Treatment in Premenopausal Women with ER+/HER2- Breast Cancer,” also known as “EVANGELINE,” is an open-label, randomized, Phase 2 study designed to investigate (Z)-endoxifen for the neoadjuvant treatment of premenopausal women ages 18 and older with early stage (Grade 1 or 2) ER+/HER2- breast cancer. Participants will receive neoadjuvant treatment for up to six months, followed by surgery. The study is expected to enroll approximately 175 patients at up to 25 sites. EVANGELINE is a two part study consisting of a PK Run-in Cohort and a Treatment Cohort. The primary objective of the Treatment Cohort is to evaluate the endocrine sensitive disease (ESD) rate, measured by Ki-67 (a proliferation marker prognostic for disease free survival), after four weeks of treatment with (Z)-endoxifen compared to treatment with current standard of care, exemestane plus goserelin. Exemestane is an aromatase inhibitor designed to block the synthesis of estrogen and slow the growth of ER+ cancers. Goserelin is a medication given to block the ovaries from making estrogen, also called ovarian function suppression (OFS). In premenopausal women, OFS is associated with significant morbidity and inadequate compliance, which compromises efficacy and increases the risk of mortality. In February 2023, we enrolled the first patient in this study.

In March 2023, a second Phase 2 trial investigating oral (Z)-endoxifen as a neoadjuvant treatment for women diagnosed with locally advanced ER+ breast cancer was initiated. This trial is a study arm in the ongoing I-SPY 2 clinical trial. The I-SPY 2 TRIAL is a collaborative effort among academic investigators from major cancer research centers across the United States, Quantum Leap Healthcare Collaborative, the U.S. FDA, and the Foundation for the National Institutes of Health (FNIH) Cancer Biomarkers Consortium. Approximately 20 patients will be treated with (Z)-endoxifen for up to 24 weeks prior to surgery.

Inhaled HNAC(AT-H201). AT-H201 was under development as a potential treatment for COVID-19; however, due to the rapidly shifting treatment landscape and introduction of effective vaccines and treatments, in late 2022 we shifted our focus to the treatment of patients with compromised lung function due to the damaging effects of cancer treatment. We are scheduled to conclude our study in healthy volunteers with AT-H201 in early 2023, but we do not expect to advance the program further in 2023 as we focus on our (Z)-endoxifen programs.

Recent Investment in CAR-T Company

On December 23, 2022, we closed our previously announced investment in Dynamic Cell Therapies, Inc. (DCT), a privately-held, venture capital-backed, developer of CAR-T therapies. DCT is in the pre-clinical phase of developing controllable CAR-T cells to address difficult-to-treat cancers. Its platform technology of dynamic control of engineered T-cells is designed to improve the safety, efficacy, and durability of CAR-T cell therapies. While its initial focus is hematologic malignancies, it's possible that its innovative approach could also have broad applicability in solid tumors and autoimmune diseases. Our investment in DCT, which totaled $4.7 million, resulted in our owning approximately 19% of the outstanding capital stock of DCT.

Research and Development Phase

We are in the research and development phase and are not currently marketing any products. We do not anticipate generating revenue unless and until we develop and launch our pharmaceutical programs.

Commercial Lease Agreements

On November 22, 2022, the Company entered into an operating lease with WW 107 Spring Street LLC to lease office space in Seattle Washington. The Company agreed to pay $1,560 in monthly rent for a term of 12 months beginning January 1, 2023.

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

Investments in Equity Securities

Our investment in DCT Series Seed Preferred Stock does not have a readily determinable fair value, so we have elected to measure the investment at cost less any impairment. As part of preparing our Condensed Consolidated Financial Statements, we considered qualitative impairment factors in determining if an impairment analysis is required. Specifically, we considered the adverse change in the general market condition of the industry in which DCT operates and concerns about the investee’s ability to continue as a going concern, due to negative cash flows from operations. Based on these impairment indicators, we performed a fair value measurement using a Black-Scholes options pricing model. The model requires assumptions regarding the expected average volatility of comparable companies, the expected term of our investment, and an estimation of an appropriate risk-free interest rate over the term of our investment. The expected stock price volatility assumption is based upon the average historic volatility of eighteen comparable public clinical stage immunotherapy or CAR-T companies. The expected term of our investment is four years. The risk-free interest rate used is based upon prevailing short-term interest rates over the expected term of the investment.

The resulting valuation concluded that the investment was not impaired, thus, no impairment has been recorded. The assumptions and estimates used to estimate the fair value of the investment include the following information from DCT:

●	Unaudited financial statements;

●	Projected technological developments of DCT;

●	Current fundraising transactions;

●	Current ability of DCT to raise additional financing when needed;

●	Changes in the economic environment which may have a material impact on the operating results of DCT; and

●	Timing of a deemed liquidation event occurring.

While assumptions used to calculate and account for the investment in non-marketable equity securities represent management’s best estimates, these estimates involve inherent uncertainties and the application of management’s judgement. As a result, if underlying assumptions and estimates change, our investment may be impaired in future periods.

Research and Development Expenses

As part of the process of preparing our Condensed Consolidated Financial Statements, we are required to estimate our accrued research and development expenses. This process involves reviewing open contracts and work orders, communicating with our applicable personnel to identify services that have been performed on our behalf, and estimating the associated cost incurred for the services, including, in some cases, when we have not yet been invoiced or otherwise notified of actual costs. R&D costs are generally expensed as incurred. R&D expenses include, for example, manufacturing expense for our drugs under development, expenses associated with preclinical studies, clinical trials and associated salaries, bonuses, stock-based compensation and benefits. R&D expenses also include an allocation of the CEO's salary and related benefits including bonus and non-cash stock-based compensation expense based on an estimate of his total hours spent on research and development activities.

We have entered into various research and development contracts with clinical research institutions, (CRO's), clinical manufacturing organizations (CMOs) and other companies. The majority of our service providers invoice us monthly for services performed, however, payments under some of these contracts may be required in advance of the services being performed, for example when a contract requires an initial payment at the outset of the contract. Payments made in advance of performance of services are reflected in the accompanying condensed consolidated balance sheets as prepaid expenses.

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

The fair value of each option grant is estimated using the Black-Scholes option-pricing model, which requires assumptions regarding the expected volatility of the price of our common stock, the expected life of the options, an expectation regarding future dividends on our common stock, estimation of an appropriate risk-free interest rate and expected term. Our expected common stock price volatility assumption is based upon the historic volatility of our stock price. The expected life assumption for stock option grants is based on an average of the contractual term of the options of 10 years with the average vesting term of one to four years. The dividend yield assumption of zero is based upon the fact that we have never paid cash dividends and presently have no intention of paying cash dividends in the future. The risk-free interest rate used for each grant is based upon prevailing short-term interest rates over the expected lives of the options.

While assumptions used to calculate and account for stock-based compensation awards represent management’s best estimates, these estimates involve inherent uncertainties and the application of management’s judgement. As a result, if revisions are made to our underlying assumptions and estimates, our stock-based compensation expense could vary significantly from period to period.

Results of Operations

Comparison of the three months ended March 31, 2023 and 2022 (dollar amounts in thousands unless otherwise noted)

Revenue and Cost of Revenue:

For the three months ended March 31, 2023 and 2022, we had no source of sustainable revenue and no associated cost of revenue.

Operating Expenses:

The following table provides a breakdown of major categories within Research and Development (R&D) and General and Administrative (G&A) expenses for the three months ended March 31, 2023 and 2022, together with the dollar and percentage change in those categories:

	March 31, 2023	March 31, 2022	Change	% Change
Research and Development
Clinical trials	$2,336	$1,288	$1,048	81%
Compensation	1,034	1,094	(60)	-5%
Professional fees	101	115	(14)	-12%
Exclusivity agreements	-	(1,000)	1,000	-100%
Other	37	2	35	*
Research and Development Total	$3,508	$1,499	$2,009	134%

General and Administrative
Compensation	$2,084	$2,005	$79	4%
Legal and professional fees	926	669	257	38%
Insurance and other	580	574	6	1%
General and Administrative Total	$3,590	$3,248	$342	11%

* Percentage is not meaningful.

Total operating expenses were $7,098 for the three months ended March 31, 2023, which was an increase of $2,351, or 50%, from the three months ended March 31, 2022. Operating expenses for the three months ended March 31, 2023 consisted of R&D expenses of $3,508 and G&A expenses of $3,590. Operating expenses for the three months ended March 31, 2022 consisted of R&D expenses of $1,499 and G&A expenses of $3,248. Factors contributing to the increased operating expenses for the three months ended March 31, 2023 are explained below.

Research and Development Expenses: R&D expenses for the three months ended March 31, 2023, were $3,508, an increase of $2,009, from total R&D expenses for the three months ended March 31, 2022 of $1,499. Key changes were as follows:

• The increase in R&D expense was attributed primarily to increased spending on clinical and non-clinical trials of $1,048 compared to the prior year period due to (Z)-endoxifen trial costs and increased spending on active pharmaceutical ingredients (API) and drug product formulation and development.

• The decrease in R&D compensation expense for the three months ended March 31, 2023 compared to the prior year quarter, was in part attributable to the increase in compensation expense of $43, or 9%, compared to the prior year period due to an increase in headcount, salaries and bonus accruals that was partially offset by a decrease in non-cash stock-based compensation. Non-cash stock-based compensation decreased by $103, or 17%, compared to the prior year quarter due to the weighted average fair value of options amortizing in 2023 being lower quarter over quarter.

• In the first quarter of 2022, the Company received a refund of $1,000 from the research institution with which the Company had an exclusive right to negotiate for the acquisition of the worldwide rights to two oncology R&D programs. No exclusivity payments were made or refunded during the three months ended March 31, 2023.

G&A Expenses: G&A expenses for the three months ended March 31, 2023, were $3,590, an increase of $342, from total G&A expenses for quarter ended March 31, 2022 of $3,248. Key changes were as follows:

• The increase in G&A compensation expense for the three months ended March 31, 2023 compared to the prior year quarter, was in part attributable to the increase in compensation expense of $209, or 26%, compared to the prior year quarter due to an increase in headcount, salaries and bonus accruals that was partially offset by a decrease in non-cash stock-based compensation. Non-cash stock-based compensation decreased by $130, or 11%, compared to the prior year period as the weighted average fair value of options amortizing in 2023 was lower quarter over quarter.

• Legal and professional fees increased by $257 for the three months ended March 31, 2023, compared to the prior year period due primarily to higher patent activity for (Z)-endoxifen and our immunotherapy research.

Interest Income: Interest income was $850 for the three months ended March 31, 2023 an increase of $849, from interest income of $1 for the three months ended March 31, 2022. The increase was due to the higher average balance of invested cash in a money market account and higher average interest rates for the three months ended March 31, 2023 compared to the prior year period.

Income Taxes: We have incurred net operating losses since inception. We did not record an income tax benefit for incurred losses for the quarters ended March 31, 2023 and 2022, due to uncertainty regarding utilization of our net operating loss carryforwards and due to our history of losses.

Liquidity and Capital Resources

We have incurred net losses and negative operating cash flows since inception. For the three months ended March 31, 2023, we have recorded a net loss of $6,281 and used $7,022 of cash in operating activities. As of March 31, 2023, we had $103,868 in unrestricted cash and cash equivalents and working capital of $107,925. We believe we have sufficient cash and cash equivalents to fund our projected operating requirements for at least the next 12 months.

Cash Flows

As of March 31, 2023, we had cash, cash equivalents and restricted cash of $103,978.

Net Cash Flows from Operating Activities: Net cash used in operating activities was $7,022 for the three months ended March 31, 2023, an increase of $2,144, or 44%, compared to net cash used in operating activities for the three months ended March 31, 2022 of $4,878. The increase compared to the prior year period was primarily due to an increase in cash used in clinical trial activity of $1,048.

Net Cash Flows from Investing Activities: Net cash used in investing activities was $0 for the three months ended March 31, 2023, compared to net cash used in investing activities of $13 for the three months ended March 31, 2022. The decrease compared to the prior year period was primarily due to cash used for purchases of new computers.

Net Cash Flows from Financing Activities: There was no cash used for financing activities during the three months ended March 31, 2023 and 2022.

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

•the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending other intellectual property-related claims; and

•the costs and fees associated with the discovery, acquisition or in-license of additional product candidates or technologies;

If we are unable to raise additional capital when needed, we could be forced to curtail or cease our operations. Our future capital uses and requirements will depend on the time and expenses needed to begin and continue clinical trials for our new drug developments. As discussed above, the coronavirus pandemic could adversely impact the timing and enrollment of our clinical trials.

Additional funding may not be available to us on acceptable terms or at all. The continued coronavirus pandemic and uncertain market and macroeconomic conditions, including due to inflationary pressures, rising interest rates, general economic slowdown or a recession, foreign exchange rate volatility, financial institution instability, changes in monetary policy and increasing geopolitical instability may limit our ability to access capital. In addition, the terms of any financing may adversely affect the holdings or the rights of our stockholders. For example, we may raise additional funds by issuing equity securities or by equity offerings, collaboration agreements, debt financings or licensing arrangements.

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

Although we submitted a proposal to our stockholders to amend our amended and restated certificate of incorporation to increase the number of authorized shares of our common stock for various potential purposes, including potential capital raising transactions, our stockholders did not approve the proposal at our 2021 and 2022 annual meetings of stockholders nor did they approve it at a special meeting of stockholders held in September 2021. A lack of authorized shares may limit our ability to raise capital when needed.

We may not be able to satisfy the continued listing standards of The Nasdaq Capital Market (Nasdaq), including its $1.00 minimum bid price requirement. If we cannot satisfy the continued listing standards of Nasdaq, Nasdaq may commence delisting procedures against us, which could result in our common stock being removed from listing on Nasdaq. On October 5, 2022, we received a letter from Nasdaq stating that we were not in compliance with Listing Rule 5550(a)(2) because our common stock failed to maintain a minimum closing bid price of $1.00 per share for 30 consecutive business days. We had until April 3, 2023 to regain compliance or obtain an extension. We applied for such an extension, and on April 4, 2023, we were informed that our deadline for compliance was extended by 180 days, or until October 2, 2023. To regain compliance, the closing bid price of the Company’s common stock must be $1.00 per share or more for a minimum of 10 consecutive business days at any time prior to the expiration of the compliance period. The Company intends to actively monitor the closing bid price of its common stock and is committed to regaining compliance with the minimum closing bid price requirement prior to the expiration of the compliance period.

There can be no assurance that we will be able to regain compliance with the minimum bid price requirement. If we are unable to regain compliance with Nasdaq Listing Rule 5550(a)(2), and if our stock price continues to trade below the $1.00 minimum bid price requirement, or if we otherwise fail to satisfy other Nasdaq listing requirements, we may be delisted from Nasdaq, and we could face significant material adverse consequences, including adverse effects on our stock price, liquidity, and our ability to raise funding.

Contractual obligations represent future cash commitments and liabilities under agreements with third party clinical research organizations (CROs) and clinical manufacturing organizations (CMOs). With the exception of one CRO contract, such agreements are cancellable upon written notice by the Company.  The one non-cancellable contract expires upon completion of the study and release of the final report, or the contract may be terminated by the CRO, or by the FDA or other governmental agency. At March 31, 2023, the Company's non-cancellable commitment related to this contract are estimated to be $1,146 and $13 in 2024. As of March 31, 2023, we have incurred $111 under this contract.

Off-Balance Sheet Arrangements

We do not currently have, nor have we ever had, any relationships with unconsolidated entities or financial partnerships, such entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company, we are not required to provide the information required by this item pursuant to Item 305(e) of Regulation S-K.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2023, pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports that are filed or furnished under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (SEC). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or furnished under the Exchange Act is accumulated and communicated to the Company’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of March 31, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended March 31, 2023, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not currently a party to any material legal proceedings. From time to time, we may become involved in litigation relating to claims arising from the ordinary course of business. However, we believe that there are no claims or actions pending against us currently, the ultimate disposition of which would have a material adverse effect on our condensed consolidated results of operations, financial condition or cash flows.

ITEM 1A. RISK FACTORS

Summary of Risk Factors

Our business is subject to a number of risks, including risks that may prevent us from achieving our business objectives or may adversely affect our business, clinical and commercialization activities, the manufacturing of our product candidates, intellectual property, third-party relationships, competitive environment, product and environmental liabilities, and our common stock. These risks are discussed more fully below and include, but are not limited to, risks related to:

Risks Relating to our Business

●	We only have a history of operating losses, and, as such, an investor cannot assess our profitability or performance based on past results.
●	We have not established sources of ongoing revenue to cover operating costs and allow us to continue as a going concern.
●	We will need to raise substantial additional capital in the future to fund our operations and we may be unable to raise such funds when needed and on acceptable terms.
●	We may expend our capital resources in ways that you don't agree or that don't produce stockholder value.
●	We have a history of operating losses, and we expect to continue to incur losses in the future.
●	Any products we may develop may never achieve significant commercial market acceptance.
●	We may be unable to establish sales, marketing and commercial supply capabilities.
●	The loss of the services of our Chief Executive Officer could adversely affect our business.
●

Our acquisitions of, collaborations with, licenses with and investments in, other businesses may not yield expected benefits and our inability to successfully integrate these transactions may negatively impact our business, financial condition, and results of operations.

●	We may experience difficulty in locating, attracting and retaining experienced and qualified personnel, which could adversely affect our business.
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

●	We may encounter delays in our clinical trials or may not be able to conduct our trials in a timely manner.
●	Our clinical trials may fail to demonstrate adequately the efficacy and safety of our product candidates, which would prevent or delay regulatory approval and commercialization.
●	Our products and services may expose us to possible litigation and product liability claims.
●	Business disruptions, including natural disasters and pandemics, could seriously harm our future revenue and financial condition and increase our costs and expenses.
●	We maintain our cash at financial institutions, often in balances that exceed federally-insured limits. The failure of financial institutions could adversely affect our ability to pay our operational expenses or make other payments.
●	Our ability to use net operating loss carryforwards and research tax credits to reduce future tax payments may be limited or restricted.

Risks Related to our Intellectual Property

●	If we are not able to protect our proprietary technology, others could compete against us more directly, which would harm our business.
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
●

We cannot assure you that our current or future products will not infringe on existing or future patents. We may not be aware of patents that have already been issued that a third-party might assert are infringed by one of our current or future products.

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

Purchasing shares of common stock is an investment in our securities and involves a high degree of risk and uncertainty. You should carefully consider the following information about these risks and uncertainties, together with the other information contained in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, before purchasing our securities. If any of the following risks and uncertainties actually occur, our business, financial condition and results of operations may suffer. In that case, the market price of our common stock could decline, and you may lose part or all of your investment in our Company. Additional risks and uncertainties of which we are not presently aware or that we currently believe are immaterial may also harm our business and results of operations.

Risks Relating to our Business

We only have a history of operating losses, and, as such, an investor cannot assess our profitability or performance based on past results.

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

For the quarter ended March 31, 2023, we incurred a net loss of approximately $6.3 million, and we have an accumulated deficit of approximately $162.5 million since inception. As of March 31, 2023, we had cash and cash equivalents of approximately $103.9 million. Because we have no current sources of revenue, we expect that we will need to raise capital again in the future to continue to fund our operations. When we elect to raise additional funds or when additional funds are required, we may raise such funds through public or private equity offerings, debt financings, corporate collaboration and licensing arrangements or other financing alternatives. These financing arrangements may not be available on acceptable terms, if at all. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may be prevented from developing our pharmaceutical candidates, pursuing acquisitions, and investing in other companies, including as a sponsor or investor in special purpose acquisition companies, licensing, development and commercialization efforts, and our ability to continue our operations, generate revenues, and achieve or sustain profitability may be substantially harmed.  We currently have fewer than five million shares of common stock authorized that are not reserved for specific purposes. Although we proposed to our stockholders, at our 2021 and 2022 annual stockholders’ meetings and at a special meeting of stockholders held in September 2021, that our amended and restated certificate of incorporation, as amended, be further amended to add additional authorized shares for various potential purposes, including potential capital raising transactions, our stockholders did not approve such proposals and may not approve a similar proposal in the future. A lack of authorized shares may limit our ability to raise capital when needed.

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

We have a limited operating history and have incurred net losses each year. Our net operating loss for the three months ended March 31, 2023, was approximately $6.3 million. We will continue to incur further losses in connection with research and development costs for development of our programs, including ongoing and additional clinical studies.

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

We may experience difficulty in locating, attracting and retaining experienced and qualified personnel, which could adversely affect our business.

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

Our business is dependent on the performance by third-parties of their responsibilities under contractual relationships. In particular, we heavily rely on third-parties for the manufacture and testing of our products. We do not have an internal analytical laboratory or manufacturing facilities to allow the testing or production of products in compliance with Good Manufacturing Practices (cGMP). As a result, we rely on third-parties to supply us in a timely manner with manufactured product candidates. We may not be able to adequately manage and oversee the manufacturers we choose; they may not perform as agreed or they may terminate their agreements with us. In particular, we depend on third-party manufacturers to conduct their operations in compliance with current Good Laboratory Practices (GLP) or similar standards imposed by the U.S. and/or applicable foreign regulatory authorities, including the FDA and EMA. Any of these regulatory authorities may take action against a contract manufacturer who violates cGMP. Failure of our manufacturers to comply with FDA, EMA or other applicable regulations may cause us to curtail or stop the manufacture of such products until we obtain regulatory compliance.

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

●	delays in reaching agreements on acceptable terms with prospective CRO/vendors;
●	failure of CROs or other third-parties to effectively and timely monitor, oversee, and maintain the clinical trials.
●	complying with design protocols of any applicable special protocol assessment we receive from the FDA;
●	severe or unexpected drug-related side effects experienced by patients in a clinical trials;
●	availability of materials provided by third parties necessary to manufacture our product candidates; and
●	changes in regulatory requirements, or additional regulatory requirements.

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

Our operations are based primarily in Seattle, Washington. These operations could be subject to power shortages, telecommunications failures, water shortages, floods, earthquakes, fires, extreme weather conditions, pandemics or epidemics and other natural or man-made disasters or business interruptions, for which we maintain customary insurance policies that we believe are appropriate. In addition, outbreaks of viruses, infectious diseases or pandemics (including, COVID-19), terrorist acts or acts of war, or geopolitical tensions, could cause damage or cause disruptions to us, our employees, facilities, contractors and collaborators, which could have a material adverse effect on our business, financial condition and results of operations. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses. Our ability to manufacture clinical supplies of our product candidates could be disrupted if our suppliers are affected by any of the above events. We may have limited recourse against third parties if the non-compliance is due to factors outside of the manufacturer’s control.

We maintain our cash at financial institutions, often in balances that exceed federally-insured limits. The failure of financial institutions could adversely affect our ability to pay our operational expenses or make other payments.

Our cash is held at banking institutions in non-interest-bearing and interest-bearing accounts in amounts that exceed the Federal Deposit Insurance Corporation (FDIC) insurance limits. If such banking institutions were to fail, we could lose all or a portion of those amounts held in excess of such insurance limitations. For example, the FDIC took control of Silicon Valley Bank on March 10, 2023. Although we did not have cash, cash equivalents or investments at SVB and the Federal Reserve subsequently announced that account holders would be made whole, the FDIC may not make all account holders whole in the event of future bank failures. In addition, even if account holders are ultimately made whole with respect to a future bank failure, account holders’ access to their accounts and assets held in their accounts may be substantially delayed. Any material loss that we may experience in the future or inability for a material time period to access our cash and cash equivalents could have an adverse effect on our ability to pay our operational expenses or make other payments, which could adversely affect our business.

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

Our commercial success will depend, in part, on our ability to obtain additional patents and licenses and to protect our existing patent position, both in the U.S. and in other countries, for therapeutics and related technologies, processes, methods, compositions, and other inventions that we believe are patentable, all of which provide limited protection and may not adequately protect our rights or permit us to gain or keep any competitive advantage. As of January 31, 2023, we own and are pursuing 75 pending provisional and non-provisional patent applications (19 U.S., including one allowed U.S. application, and 56 international applications, including two allowed international applications) and two issued patents. We continue to evaluate the full range of our technologies and file new patent applications.

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

We cannot assure you that our current or future products will not infringe on existing or future patents. We may not be aware of patents that have already been issued that a third-party might assert are infringed by one of our current or future products.

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

Although we utilize various procedures and controls to mitigate our exposure to these risks, cyber attacks and other cyber events are evolving, unpredictable and increasing in sophistication. Moreover, we have no control over the information technology systems of our third-party partners, including suppliers, manufacturers, service providers and others with which our systems may connect and communicate. As a result, the occurrence of a cyber incident could go unnoticed for a period of time. We have cybersecurity insurance coverage in the event we become subject to various cyber attacks, however, we cannot ensure that it will be sufficient to cover any particular losses we may experience. Any cyber incident could have a material adverse effect on our business, financial condition and results of operations.

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

Risks Related to the Securities Markets and Investment in our Securities.

Our shares of common stock are listed on the Nasdaq Capital Market, but we cannot guarantee that we will be able to satisfy the continued listing standards going forward, which could make it more difficult for our stockholders to sell their shares.

Although our shares of common stock are listed on the Nasdaq Capital Market (Nasdaq), we cannot ensure that we will be able to satisfy the continued listing standards of Nasdaq going forward, including its $1.00 minimum bid price requirement. If we cannot satisfy the continued listing standards going forward, Nasdaq may commence delisting procedures against us, which could result in our stock being removed from listing on Nasdaq. On October 5, 2022, we received a letter from Nasdaq stating we were not in compliance with Listing Rule 5550(a)(2) because our common stock failed to maintain a minimum closing bid price of $1.00 per share for 30 consecutive business days. The Company had until April 3, 2023 to regain compliance or obtain an extension of the deadline to comply. The Company applied for such an extension and on April 4, 2023, the Company was informed that the deadline for compliance was extended by 180 days, or until October 2, 2023. To regain compliance, the closing bid price of the Company’s common stock must be $1.00 per share or more for a minimum of 10 consecutive business days at any time prior to the expiration of the compliance period. The Company intends to actively monitor the closing bid price of its common stock and is committed to regaining compliance with the minimum closing bid price requirement prior to the expiration of the compliance period.

There can be no assurance that we will be able to regain compliance with the minimum bid price requirement. If we are unable to regain compliance with Nasdaq Listing Rule 5550(a)(2), and if our stock price continues not to satisfy the $1.00 minimum bid price requirement or we otherwise fail to satisfy other continued listing requirements, we may be delisted from Nasdaq, and we could face significant material adverse consequences, including;

●	stock price volatility;
●	limited availability of market quotations for our common stock;
●	reduce liquidity with respect to our common stock;
●

a determination that our shares are “penny stock,” which will require brokers trading in our shares to adhere to more stringent requirements, and which may limit demand for our common stock among certain investors;

●	limited news and analyst coverage on the Company; and
●	decrease ability to issue additional securities or obtain additional financing in the future.

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

        Our stock price is highly volatile. In addition to the factors discussed in this Quarterly Report, the trading price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control including:

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

We are required to maintain internal controls over financial reporting and to report any material weaknesses in such internal controls. If we identify material weaknesses in our internal control over financial reporting, or if we are unable to comply with the requirements of the Sarbanes-Oxley Act in a timely manner or assert that our internal control over financial reporting is effective, investors may lose confidence in the accuracy and completeness of our financial reports and the trading price of our common stock could be negatively affected, and we could become subject to investigations by the stock exchange on which our securities are listed, the SEC, or other regulatory authorities, which could require additional financial and management resources.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEMS 6. EXHIBITS

EXHIBIT INDEX

Incorporated by Reference Herein
Exhibit No.	Description	Form	Date
3.1	Amended & Restated Bylaws	Current Report on Form 8-K, as Exhibit 3.2	April 26, 2023

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith

31.2	Certification Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act	Furnished herewith

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act	Furnished herewith

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2023

/s/ Steven C. Quay
President and Chief Executive Officer
(On behalf of the Registrant)

/s/ Kyle Guse
Kyle Guse
Chief Financial Officer, General Counsel and Secretary
(As Principal Financial and Accounting Officer)