Form 10-Q
period 2023-06-30
ATOSSA THERAPEUTICS, INC.
filed 2023-08-14
CIK 1488039

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

  Former name, former address and former fiscal year, if changed since last report: N/A

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

The number of shares of the registrant’s common stock, $0.18 par value per share, outstanding as of August 10, 2023, was 125,785,200.

ATOSSA THERAPEUTICS, INC.
QUARTERLY REPORT

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

ATOSSA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except for par value)

(Unaudited)

	As of June 30,	As of December 31,
	2023	2022
Assets
Current assets
Cash and cash equivalents	$99,390	$110,890
Restricted cash	110	110
Prepaid expenses	5,759	4,031
Research and development rebate receivable	737	743
Other current assets	7	2,423
Total current assets	106,003	118,197

Investment in equity securities	1,710	4,700
Other assets	642	635
Total Assets	$108,355	$123,532

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$1,174	$2,965
Accrued expenses	803	1,059
Payroll liabilities	1,455	1,525
Other current liabilities	46	19
Total current liabilities	3,478	5,568

Total Liabilities	3,478	5,568

Commitments and contingencies (Note 15)

Stockholders' equity
Series B convertible preferred stock - $0.001 par value; 10,000 shares authorized; 1 share issued and outstanding as of June 30, 2023 and December 31, 2022	-	-
Additional paid-in capital - Series B convertible preferred stock	582	582
Common stock - $0.18 par value; 175,000 shares authorized; 126,505 and 126,624 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	22,792	22,792
Additional paid-in capital - common stock	253,960	250,784
Treasury stock, at cost; 119 and 0 shares of common stock at June 30, 2023 and December 31, 2022, respectively	(152)	-
Accumulated deficit	(172,305)	(156,194)

Total Stockholders' Equity	104,877	117,964
Total Liabilities and Stockholders' Equity	$108,355	$123,532

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ATOSSA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except for per share amounts)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022

Operating expenses
Research and development	$3,705	$3,433	$7,213	$4,937
General and administrative	4,088	3,162	7,678	6,411
Total operating expenses	7,793	6,595	14,891	11,348
Operating loss	(7,793)	(6,595)	(14,891)	(11,348)
Impairment charge on investment in equity securities	(2,990)	-	(2,990)	-
Interest income	983	11	1,833	13
Other expense, net	(30)	(88)	(63)	(122)
Loss before income taxes	(9,830)	(6,672)	(16,111)	(11,457)
Income taxes	-	-	-	-
Net loss	(9,830)	(6,672)	(16,111)	(11,457)
Loss per share of common stock - basic and diluted	$(0.08)	$(0.05)	$(0.13)	$(0.09)
Weighted average shares outstanding - basic and diluted	126,623	126,624	126,623	126,624

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ATOSSA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(amounts in thousands)

(Unaudited)

	Series B Convertible Preferred Stock			Common Stock			Treasury Stock
			Additional			Additional			Total
	Shares	Amount	Paid-in Capital	Shares	Amount	Paid-in Capital	Amount	Accumulated Deficit	Stockholders' Equity
Balance at December 31, 2021	1	$-	$582	126,624	$22,792	$243,996	$-	$(129,234)	$138,136
Compensation cost for stock options granted	-	-	-	-	-	1,806	-	-	1,806
Net loss	-	-	-	-	-	-	-	(4,785)	(4,785)
Balance at March 31, 2022	1	$-	$582	126,624	$22,792	$245,802	$-	$(134,019)	$135,157
Compensation cost for stock options granted	-	-	-	-	-	1,771	-	-	1,771
Net loss	-	-	-	-	-	-	-	(6,672)	(6,672)
Balance at June 30, 2022	1	$-	$582	126,624	$22,792	$247,573	$-	$(140,691)	$130,256

	Series B Convertible Preferred Stock			Common Stock			Treasury Stock
			Additional			Additional			Total
	Shares	Amount	Paid-in Capital	Shares	Amount	Paid-in Capital	Amount	Accumulated Deficit	Stockholders' Equity
Balance at December 31, 2022	1	$-	$582	126,624	$22,792	$250,784	$-	$(156,194)	$117,964
Compensation cost for stock options granted	-	-	-	-	-	1,573	-	-	1,573
Net loss	-	-	-	-	-	-	-	(6,281)	(6,281)
Balance at March 31, 2023	1	$-	$582	126,624	$22,792	$252,357	$-	$(162,475)	$113,256
Common stock repurchased	-	-	-	(119)	-	-	(152)	-	(152)
Compensation cost for stock options granted	-	-	-	-	-	1,603	-	-	1,603
Net loss	-	-	-	-	-	-	-	(9,830)	(9,830)
Balance at June 30, 2023	1	$-	$582	126,505	$22,792	$253,960	$(152)	$(172,305)	$104,877

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ATOSSA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(Unaudited)

	For the Six Months Ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(16,111)	$(11,457)
Adjustments to reconcile net loss to net cash used in operating activities
Compensation cost for stock options granted	3,176	3,577
Depreciation and amortization	6	4
Impairment charge on investment in equity securities	2,990	-
Disposal of assets	-	1
Changes in operating assets and liabilities:
Prepaid expenses	(1,728)	(2,816)
Research and development rebate receivable	6	172
Other current assets	2,416	(377)
Other assets	-	(597)
Accounts payable	(1,943)	335
Accrued expenses	(256)	630
Payroll liabilities	(70)	(309)
Other current liabilities	27	10
Net cash used in operating activities	(11,487)	(10,827)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of furniture and equipment	(13)	(13)
Net cash used in investing activities	(13)	(13)

CASH FLOWS FROM FINANCING ACTIVITIES
Net cash used in financing activities	-	-

NET DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(11,500)	(10,840)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING BALANCE	111,000	136,487
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, ENDING BALANCE	$99,500	$125,647

SUPPLEMENTAL DISCLOSURES
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$99,390	$125,537
Restricted cash	110	110
Total cash, cash equivalents and restricted cash shown in the Condensed Consolidated Statements of Cash Flows	$99,500	$125,647

NONCASH INVESTING AND FINANCING ACTIVITIES
Unsettled trades for repurchase of common stock	$152	$-

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ATOSSA THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(amounts in thousands, except for per share amounts)

NOTE 1: NATURE OF OPERATIONS

Atossa Therapeutics, Inc. (the Company) was incorporated on April 30, 2009, in the State of Delaware to develop and market medical devices, laboratory tests and therapeutics to address breast health conditions. The Company is focused on developing proprietary innovative medicines in areas of significant unmet medical need in oncology, with a current focus on breast cancer and other breast conditions. The Company's fiscal year ends on December 31.

NOTE 2: LIQUIDITY AND CAPITAL RESOURCES

The Company has incurred net losses and negative operating cash flows since inception. For the six months ended June 30, 2023, the Company recorded a net loss of $16,111 and used $11,487 of cash in operating activities. As of June 30, 2023, the Company had $99,390 in unrestricted cash and cash equivalents and working capital of $102,525. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs, and it believes it will need to continue to raise substantial additional capital to accomplish its business plan over the next several years. Management believes its currently available cash and cash equivalents will be sufficient to finance the Company’s operations for at least one year from the date these Condensed Consolidated Financial Statements are issued. The Company plans to continue to fund its losses from operations and capital funding needs through a combination of public or private equity offerings, debt financings or other sources, including potential corporate collaborations, licenses and other similar arrangements. There can be no assurance as to the availability or terms upon which such financing and capital might be available in the future. If the Company is unable to secure additional funding, it may be forced to curtail or suspend its business plans.

NOTE 3: SUMMARY OF ACCOUNTING POLICIES

Basis of Presentation

The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by GAAP for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K of the Company for the year ended December 31, 2022. The year-end Condensed Consolidated Balance Sheet presented in this report was derived from audited consolidated financial statements but does not include all disclosures required by GAAP. All amounts in the Condensed Consolidated Financial Statements and the notes thereto have been presented in thousands, except for par value and other per share data.

In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included and have been prepared on the same basis as the annual consolidated financial statements. Operating results for the six months ended June 30, 2023, are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.

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

Once a decline in fair value is determined, an impairment charge is recorded to Impairment charge on investment in equity securities in the Condensed Consolidated Statement of Operations and a new basis in the investment is established. If market, industry, and/or investee conditions deteriorate, we may incur future impairments. Refer to Note 4.

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

The carrying amounts reflected in the accompanying Condensed Consolidated Balance Sheets for cash and cash equivalents, restricted cash, prepaid expenses, research and development rebate receivable, other current assets, accounts payable, accrued expenses, payroll liabilities and other current liabilities approximate their fair values due to their short-term nature. Refer to Note 10.

Research and Development

Research and development (R&D) costs are generally expensed as incurred. R&D expenses include, for example, manufacturing expenses for the Company's drugs under development, expenses associated with preclinical studies, clinical trials and associated salaries, bonuses, stock-based compensation and benefits. The Company has entered into various research and development contracts with research institutions, clinical research organizations (CROs), clinical manufacturing organizations (CMOs) and other companies. Payments for these activities are based on the terms of the individual agreements, which may differ from the timing of costs incurred, and payments made in advance of performance are reflected in the Condensed Consolidated Balance Sheets as prepaid expenses. The Company records accruals for estimated costs incurred for ongoing research and development activities as reflected in the Condensed Consolidated Balance Sheets as accrued expenses. When evaluating the adequacy of the accrued expenses, the Company analyzes progress of the services, including the phase or completion of events, invoices received and contracted costs. Significant judgments and estimates may be used in determining the prepaid expense or accrued expense balances at the end of any reporting period. Actual results could differ from the Company’s estimates.

R&D expenses also include an allocation of the CEO's salary and related benefits, including bonus and non-cash stock-based compensation expense, based on an estimate of his total hours spent on R&D activities. The Company's CEO is involved in the development of the Company's drug candidates and oversight of the related clinical trial activity.

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

The fair value of each stock option grant is estimated using the Black-Scholes option-pricing model, which requires assumptions regarding the expected volatility of the stock options, the expected life of the options, an expectation regarding future dividends on the Company’s common stock, and an estimate of the appropriate risk-free interest rate. The Company’s expected common stock price volatility assumption is based upon the historical volatility of its stock price. The Company has elected the simplified method for the expected life assumption for stock option grants, which averages the contractual term of the options of 10 years with the vesting term, typically one to four years, as the Company does not have sufficient history of option exercise experience. The dividend yield assumption of zero is based upon the fact that the Company has never paid cash dividends and presently has no intention of paying cash dividends in the future. The risk-free interest rate used for each grant was based upon prevailing short-term interest rates over the expected life of the options as of the grant date.

Foreign Currency Translation and Transactions

The majority of the Company's operations occur in entities that have the U.S. dollar as their functional currency. Subsidiary assets and liabilities translated into U.S. dollars at rates of exchange in effect at the end of the period. Expense amounts are translated using the average exchange rates for the period.

NOTE 4: INVESTMENT IN EQUITY SECURITIES

On  December 23, 2022, the Company completed its investment in Dynamic Cell Therapies, Inc. (DCT) a U.S. private company that is in the pre-clinical stage of developing novel Chimeric Antigen Receptor (CAR) T-cell therapies based on technology licensed from a leading U.S. cancer treatment and research institution. In total, the Company paid $4,700 to DCT and received Series Seed Preferred Shares representing approximately 19% of the post-investment outstanding shares of DCT. The investment in DCT does not have readily determinable fair value and has been accounted for as an investment in equity securities on the Condensed Consolidated Balance Sheets at cost less impairment.

The Company considered qualitative impairment factors in determining if there were any signs of impairment of this investment on the balance sheet dates. Specifically, the Company considered the additional adverse changes in the general market condition of the industry in which DCT operates and continued concerns about the investee’s ability to continue as a going concern, due to negative cash flows from operations during the three and six months ended June 30, 2023. Based on these impairment indicators, the Company performed a quantitative fair value measurement as of June 30, 2023. The impairment of the Company's investment in equity securities required the estimation of fair value using unobservable inputs (a level 3 fair value estimate). The Company used the dynamic options approach, which requires assumptions regarding the expected average volatility of comparable companies, the expected term of our investment, and an estimation of an appropriate risk-free interest rate over the term of our investment. The expected stock price volatility assumption is based upon the average historic volatility of comparable public clinical stage immunotherapy or CAR-T companies. The expected term of our investment is 3.5 years and the risk-free interest rate used is based upon prevailing short-term interest rates over the expected term of the investment. The dynamic options approach was weighted at a 50% outcome probability. An adjusted book value approach was also considered and also weighted at a 50% probability due to DCT's limited cash on hand, status of current fundraising efforts and the estimated timing of a deemed liquidation event occurring as of June 30, 2023. The resulting quantitative valuation concluded that the investment was impaired, accordingly, an impairment charge of $2,990 was recorded in the Condensed Consolidated Statements of Operations as of June 30, 2023.

The following table summaries the changes in the Company's Level 3 fair value estimate Investment in equity securities for the three and six months ended June 30, 2023:

Investment in equity securities:
Beginning balance January 1, 2023	$4,700
Impairment charge on investment in equity securities	(2,990)
Ending balance June 30, 2023	$1,710

NOTE 5: RESTRICTED CASH

The Company's restricted cash balance of $110 as of June 30, 2023 and December 31, 2022, consisted entirely of cash pledged as security for the Company’s issued commercial credit cards.

NOTE 6: PREPAID EXPENSES

Prepaid expenses consisted of the following:

	As of June 30,	As of December 31,
	2023	2022
Prepaid research and development	$4,918	$3,480
Prepaid insurance	509	387
Professional services	191	130
Other	141	34
Total prepaid expenses	$5,759	$4,031

NOTE 7: RESEARCH AND DEVELOPMENT REBATE RECEIVABLE

 On May 23, 2017, the Company formed a wholly owned subsidiary in Australia called Atossa Genetics AUS Pty Ltd. The purpose of this subsidiary is to perform R&D activities, including some of the Company's clinical trials. Australia offers an R&D cash rebate of $0.435 per dollar spent on qualified R&D activities incurred in the country. For entities with over 80% of revenue from passive sources, the rate increases to $0.485 per dollar. The Australian R&D tax incentive program is a self-assessment process, and as such, the Australian Government has the right to review the Company’s program and related expenditures for a period of four years. If such a review were to occur, and as a result of the review and failure of a related appeal, a qualified program and related expenditures could be disqualified, and the respective R&D rebates of $2,028 collected could be recalled with penalties and interest. The Company uses the grant accounting model by analogy to International Accounting Standards (IAS) 20 to account for the cash rebates received from the Australian government.

During the three and six months ended June 30, 2023, the Company incurred qualified R&D expenses in Australia of $34 and $86, respectively. Qualified R&D expenses incurred by the Company were $607 and $930 during the three and six months ended June 30, 2022, respectively. There were no collections of R&D cash rebates during the six months ended June 30, 2023. The Company collected R&D cash rebates of $629 during the six months ended June 30, 2022. At June 30, 2023 and December 31, 2022, the Company had total R&D rebate receivables of $737 and $743, respectively. The Company records the R&D rebate credit in the period in which it incurs the associated R&D cost. As such, the rebate reduced the Research and development expense line item in the Condensed Consolidated Statements of Operations by $10 and $37 for the three and six months ended June 30, 2023, respectively, and $264 and $404 for the same periods in 2022, respectively.

NOTE 8: ACCRUED EXPENSES

Accrued expenses consisted of the following:

	As of June 30,	As of December 31,
	2023	2022
Research and development	$559	$1,038
Professional Services	244	21
Total accrued liabilities	$803	$1,059

NOTE 9: PAYROLL LIABILITIES

Payroll liabilities consisted of the following:

	As of June 30,	As of December 31,
	2023	2022
Accrued bonuses	$507	$1,060
Accrued vacation	232	224
Accrued payroll	716	241
Total payroll liabilities	$1,455	$1,525

NOTE 10: FAIR VALUE OF FINANCIAL INSTRUMENTS

 The following tables present the Company’s fair value hierarchy for all of its financial assets and liabilities, by major security type, measured at fair value on a recurring basis:

June 30, 2023	Estimated Fair Value	Level 1	Level 2	Level 3

Assets:
Money market account	$97,182	$97,182	$-	$-

December 31, 2022	Estimated Fair Value	Level 1	Level 2	Level 3
Assets:
Money market account	$102,681	$102,681	$-	$-

There were no transfers between Level 1 and Level 3 for the three and six months ended June 30, 2023. The Company did not have any financial liabilities subject to fair value measurements on a recurring basis as of June 30, 2023 and December 31, 2022.

NOTE 11: STOCKHOLDERS’ EQUITY

Common Stock

The Company is authorized to issue a total of 185,000 shares of stock, consisting of 175,000 shares of common stock, par value $0.18 per share, and 10,000 shares of preferred stock, par value $0.001 per share.

On May 19, 2014, the Company adopted a stockholder rights agreement, pursuant to which all stockholders of record on May 26, 2014 received a non-taxable distribution of one preferred stock purchase right for each share of the Company’s common stock held by such stockholder. Each right is attached to and trades with the associated share of common stock. The rights will become exercisable only if one of the following occurs: (1) a person becomes an “Acquiring Person” by acquiring beneficial ownership of 15% or more of the Company’s common stock (or, in the case of a person who beneficially owned 15% or more of the Company’s common stock on the date the stockholder rights agreement was executed, by acquiring beneficial ownership of additional shares representing 2.0% of the Company’s common stock then outstanding (excluding compensatory arrangements)), or (2) a person commences a tender offer that, if consummated, would result in such person becoming an Acquiring Person. If a person becomes an Acquiring Person, each right will entitle the holder, other than the Acquiring Person and certain related parties, to purchase a number of shares of the Company’s common stock with a market value that equals twice the exercise price of the right. The initial exercise price of each right is $15.00, so each holder (other than the Acquiring Person and certain related parties) exercising a right would be entitled to receive $30.00 worth of the Company’s common stock. If the Company is acquired in a merger or similar business combination transaction at any time after a person has become an Acquiring Person, each holder of a right (other than the Acquiring Person and certain related parties) will be entitled to purchase a similar amount of stock of the acquiring entity.

Share Repurchases

On June 27, 2023, the Board of Directors (the Board) authorized a program to repurchase common stock, par value $0.18 per share, up to an aggregate market value of $10,000. The share repurchase program expires on December 31, 2023, but the Board  may suspend, modify, or terminate the share repurchase program at any time. As of June 30, 2023, 119 shares were purchased for a cost of $152. Although the trade was not settled as of June 30, 2023, risk, benefits, and economic rewards of the purchased shares were conveyed at the trade date. The repurchased 119 shares were included in Treasury Stock on the Condensed Consolidated Balance Sheets and Condensed Consolidated Statement of Stockholders' Equity.

Series Convertible Preferred Stock

The Company has designated 750 shares of Series A junior participating preferred stock, par value $0.001 per share, 4 shares of Series A convertible preferred stock, par value $0.001 per share, 25 shares of Series B convertible preferred stock, par value $0.001 per share, and 20 shares of Series C convertible preferred stock, par value $0.001 per share, through the filings of certificates of designation with the Delaware Secretary of State. No shares of Series A junior participating preferred stock, Series A convertible preferred stock or Series C convertible preferred stock were outstanding as of June 30, 2023 and December 31, 2022.

Series B Convertible Preferred Stock

Conversion. Each share of Series B convertible preferred stock is convertible at the Company's option at any time, or at the option of the holder at any time, into the number of shares of the Company's common stock determined by dividing the $1,000 stated value per share of the Series B convertible preferred stock by a conversion price of $3.52 per share. In addition, the conversion price per share is subject to adjustment for stock dividends, distributions, subdivisions, combinations or reclassifications. Subject to limited exceptions, a holder of the Series B convertible preferred stock will not have the right to convert any portion of the Series B convertible preferred stock to the extent that, after giving effect to the conversion, the holder, together with its affiliates, would beneficially own in excess of 9.99% of the number of shares of our common stock outstanding immediately after giving effect to its conversion.

Fundamental Transactions. In the event the Company effects certain mergers, consolidations, sales of substantially all of its assets, tender or exchange offers, reclassifications or share exchanges in which its common stock is effectively converted into or exchanged for other securities, cash or property, the Company consummates a business combination in which another person acquires 50% of the outstanding shares of its common stock, or any person or group becomes the beneficial owner of 50% of the aggregate ordinary voting power represented by its issued and outstanding common stock, then, upon any subsequent conversion of the Series B convertible preferred stock, the holders of the Series B convertible preferred stock will have the right to receive any shares of the acquiring corporation or other consideration it would have been entitled to receive if it had been a holder of the number of shares of common stock then issuable upon conversion in full of the Series B convertible preferred stock.

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

Conversion of Series B Convertible Preferred Stock

During the three and six months ended June 30, 2023 and 2022, there were no conversions of Series B convertible preferred stock.

2021 and 2020 Warrants

The terms and conditions of the warrants are as follows:

Exercisability. Each warrant is exercisable at any time and will expire between 4 and 4.5 years from the date of issuance. The warrants are exercisable, at the option of each holder, in whole or in part by delivering to the Company a duly executed exercise notice and payment in full for the number of shares of our common stock purchased upon such exercise, except in the case of a cashless exercise as discussed below. The number of shares of common stock issuable upon exercise of the warrants is subject to adjustment in certain circumstances, including a stock split or, stock dividend on, or a subdivision, combination or recapitalization of the common stock. Upon the merger, consolidation, sale of substantially all of our assets, or other similar transaction, the holders of warrants shall, at the option of the Company, be required to exercise the warrants immediately prior to the closing of the transaction, or such warrants shall automatically expire. Upon such exercise, the holders of warrants shall participate on the same basis as the holders of common stock in connection with the transaction.

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

Rights as Stockholder. Except as set forth in the warrant, the holder of a warrant, solely in such holder’s capacity as a holder of a warrant, will not be entitled to vote, to receive dividends or to any of the other rights of the Company's stockholders.

 Warrants Outstanding

As of June 30, 2023, warrants to purchase 21,515 shares of common stock were outstanding, including:

	Outstanding Warrants to Purchase Shares	Exercise Price Per Share	Expiration Date
December 2020 warrants	6,490	$1.00	December 11, 2024-June 21, 2025
January 2021 warrants	4,500	$1.055	July 8, 2025
March 2021 warrants	10,525	$2.88	September 22, 2025
	21,515

Warrant Activity

There were no warrant exercises during the three and six months ended June 30, 2023 and 2022.

NOTE 12: NET LOSS PER SHARE

Basic net loss per share of common stock is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding. In addition, in computing the dilutive effect of convertible securities, the numerator is adjusted to add back any convertible preferred dividends. Diluted net loss per share of common stock is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock that would have been outstanding during the period assuming the issuance of shares of common stock for all potential dilutive shares of common stock outstanding. Potential shares of common stock consist of potential future exercises of outstanding stock options and common stock warrants. Because the inclusion of potential shares of common stock would be anti-dilutive for all periods presented, they have been excluded from the calculation.

The Company’s common stock warrants and preferred stock contractually entitle the holders of such securities to participate in dividends but do not contractually require the holders of such securities to participate in losses of the Company. Accordingly, in periods in which the Company reports a net loss, such losses are not allocated to such participating securities. In periods in which the Company reports a net loss attributable to common stockholders, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders, since dilutive shares of common stock are not assumed to have been issued if their effect is anti-dilutive. The Company reported a net loss attributable to common stockholders for the three and six months ended June 30, 2023 and 2022.

The following table sets forth the weighted average number of common share equivalents excluded from the calculation of net loss per diluted share because including them would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Options to purchase common stock	17,828	13,337	16,294	12,219
Series B convertible preferred stock	165	165	165	165
Warrants to purchase common stock	21,515	22,009	21,515	22,142
	39,508	35,511	37,974	34,526

NOTE 13: INCOME TAXES

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

As a result of the Company’s cumulative losses, management has concluded that a full valuation allowance against the Company’s net deferred tax assets is appropriate. No income tax liabilities existed as of June 30, 2023 and December 31, 2022 due to the Company’s operating losses.

NOTE 14: CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of deposits of cash and cash equivalents including those deposited in money market deposit accounts. Accounts at each institution that contain specified types of deposits are insured by the Federal Deposit Insurance Corporation (FDIC) for up to $250. As of June 30, 2023 and December 31, 2022, the Company had deposits of $99,208 and $110,647, respectively, of cash and cash equivalents in excess of the FDIC insured limit.

NOTE 15: COMMITMENTS AND CONTINGENCIES

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

The Company's operating lease consists of an office lease. On November 22, 2022, the Company entered into an operating lease for office space for monthly rent of $2 for a term of 12 months, with no renewal options, commencing January 1, 2023. On June 26, 2023, the Company terminated the existing lease without additional cost and entered a new operating lease for office space with the same landlord for monthly rent of $3 for a term of 12 months commencing July 1, 2023, with no renewal options.

The Company had lease expense under its office lease during the three and six months ended June 30, 2023 of $3 and $7, respectively. Lease expense during the three and six months ended June 30, 2022 was $2 and $8, respectively.

Litigation and Contingencies

The Company is subject to legal proceedings and claims that arise in the normal course of business. The Company believes that these matters are either without merit or of a kind that should not have a material effect, individually or in aggregate, on its financial position, results of operations or cash flows.

Contractual Obligations

Contractual obligations represent the Company's future cash commitments and liabilities under agreements with third party CROs and CMOs. Apart from one CRO contract, such agreements are cancellable upon written notice by the Company. The one non-cancellable contract expires upon completion of the study and release of the final report, or the contract may be terminated by the CRO, by the FDA or another governmental agency. As of June 30, 2023, the Company's estimated non-cancellable commitment was $908.

NOTE 16: STOCK-BASED COMPENSATION

On March 24, 2020, the Board approved the adoption of the 2020 Stock Incentive Plan (the 2020 Plan) to provide for the grant of equity-based awards to employees, officers, non-employee directors and other key persons providing services to the Company. No awards may be granted under the 2020 Plan after the date that is 10 years from the date of stockholder approval. An aggregate of 3,000 shares of common stock was initially reserved for issuance in connection with awards granted under the 2020 Plan. On  May 14, 2021, the stockholders approved an additional 15,000 shares available for issuance under the 2020 Plan. 1,979 shares were available for future grants under the 2020 Plan as of June 30, 2023.

On September 28, 2010, the Board approved the adoption of the 2010 Stock Option and Incentive Plan (the 2010 Plan) to provide for the grant of equity-based awards to employees, officers, non-employee directors and other key persons providing services to the Company. Awards of incentive stock options could be granted under the 2010 Plan until September 2020. Awards may no longer be granted under this plan.

The Company granted 4,230 and 6,691 options to purchase shares of common stock under the 2020 Plan to employees and directors during the three and six months ended June 30, 2023, respectively.  For the three and six months ended June 30, 2022, the Company granted 1,128 and 3,849 options, respectively. The weighted average grant date fair value of options granted during the three and six months ended  June 30, 2023 was $0.74 and $0.69, respectively, and $0.80 and $0.99, respectively, for the same periods in 2022. There were no stock options exercised during the three and six months ended June 30, 2023 and 2022.

The fair value of stock options granted was calculated using the Black-Scholes option-pricing model applying the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Risk-free interest rate	3.27% - 3.89%	2.87% - 3.02%	3.27% - 4.25%	1.86% - 3.02%
Expected term (in years)	5.31 - 6.16	5.19 - 6.11	5.31 - 6.16	5.19 - 6.11
Dividend yield	-	-	-	-
Expected volatility	104% - 129%	114% - 126%	103% - 129%	114% - 128%

                     The Company recognized stock-based compensation expense, which was included under the following captions in the Condensed Consolidated Statements of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
General and administrative	$1,156	$1,140	$2,211	$2,323
Research and development	447	631	965	1,254
Total stock compensation expense	$1,603	$1,771	$3,176	$3,577

In accordance the May 26, 2023 severance agreement with the former Chief Financial Officer (CFO), fifty percent of the shares of common stock underlying his unvested options accelerated. For the three and six months ended June 30, 2023, the company has recorded $320 of compensation expense related to these options. In accordance with the severance agreement, the CFO's vested options do not expire until the end of their contractual term. The Company is also obligated to pay $554 over the next six months for salary and bonus to the former CFO in accordance with his severance agreement.

Options issued and outstanding as of  June 30, 2023, and related activities during the six months ended June 30, 2023, were as follows:

	Number of Underlying Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Contractual Life Remaining in Years	Aggregate Intrinsic Value
Outstanding as of January 1, 2023	13,906	$2.35
Granted	6,691	$0.82		$27
Exercised	-	-
Forfeited	(419)	$0.90
Expired	(4)	$870.40
Outstanding as of June 30, 2023	20,174	$1.68	8.12	$3,252
Exercisable as of June 30, 2023	12,823	$2.12	7.25	$489
Vested and expected to vest	20,174	$1.68	8.12	$3,252

On June 30, 2023, there were 7,351 unvested options outstanding, and the related unrecognized total compensation cost associated with these options was $5,297. This expense is expected to be recognized over a weighted-average period of 2.35 years from June 30, 2023.

Defined Contribution Plan

The Company has a defined contribution plan to which employees of the Company may defer contributions for income tax purposes. Participants are eligible to receive employer matching contributions up to 6% of deferrals. Employees may also be eligible for a discretionary match over 6%. Defined contribution plan employer matching contributions for the three and six months ended June 30, 2023, were $50 and $106, respectively and for the same periods in 2022, were $36 and $68, respectively.

NOTE 17: SUBSEQUENT EVENT

  From July 1, 2023 through August 10, 2023, 720 shares were purchased for a total cost of $868 under the share repurchase program.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (dollar amounts in thousands, except per share amounts)

The following discussion of our financial condition and results of operations should be read in conjunction with the Condensed Consolidated Financial Statements and the related notes included elsewhere in this report. This discussion contains forward-looking statements, which are based on assumptions about the future of the Company’s business. Actual results, outcomes and the timing of results or outcomes could differ materially from those contained in the forward-looking statements. Please read “Forward-Looking Statements” included below for additional information regarding forward-looking statements.

Forward-Looking Statements

This report contains, in addition to historical information, certain information, assumptions and discussions that may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have made these statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are subject to certain risks and uncertainties which could cause actual results, outcomes and the timing of results or outcomes to differ materially from those projected or anticipated. Although we believe our assumptions underlying our forward-looking statements are reasonable as of the date of this report, we cannot assure you that the forward-looking statements set out in this report will prove to be accurate. We may identify these forward-looking statements by the use of forward-looking words such as “expect,” “potential,” “continue,” “may,” “will,” “should,” “could,” “would,” “seek,” “intend,” “plan,” “estimate,” “anticipate,” “believe,” “future,” or the negative versions of these words or other comparable words. All statements other than statements of historical fact, including statements regarding guidance, industry prospects, or future results of operations or financial position made in this report are forward-looking. Forward-looking statements contained in this report include, but are not limited to, statements about:

●

the impact of inflation, rising interest rates, general economic slowdown or a recession, the prospect of a shutdown of the U.S. federal government, foreign exchange rate volatility, financial institution instability, changes in monetary policy and increasing geopolitical instability on our business, our ability to access capital markets, our operating costs and our supply chain;

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

●	our ability to successfully defend litigation and other similar complaints that may be brought in the future, in a timely manner and within the coverage, scope and limits of our insurance policies;

●	our ability to establish and maintain intellectual property rights covering our products;

●	our increased risk of theft or misappropriation of our intellectual property and other proprietary technology outside of the U.S.;

●	our expectations regarding, and our ability to satisfy, federal, state and foreign regulatory requirements;

●	the accuracy of our estimates of the size and characteristics of the markets that our products and services may address;

●	whether final study results will vary from preliminary study results that we may announce;

●	our expectations as to future financial performance, expense levels and capital sources;

●	our ability to attract and retain key personnel;

●	our ability to execute our share repurchase program as planned; and

●	our ability to raise capital.

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

Company Overview

We are a clinical-stage biopharmaceutical company developing proprietary innovative medicines in areas of significant unmet medical need in oncology, with a current focus on breast cancer and other breast conditions. Our lead drug candidate under development is oral (Z)-endoxifen, which we are developing in two settings: one to treat estrogen receptor positive (ER+), human epidermal growth factor receptor 2 (HER2-) breast cancer by reducing tumor cell activity prior to surgery and another one to reduce dense breast tissue in women. Reducing tumor cell activity in the neoadjuvant (prior to surgery) setting could make surgery more effective and reduce the risk of recurrence. There are currently limited neoadjuvant treatment options for ER+ breast cancer. More than 10 million women in the U.S. and millions more worldwide have high breast density, which reduces the ability of mammograms to detect cancer and increases the risk of breast cancer. There is no FDA-approved treatment for breast density.

We have been granted two U.S. patents and one international patent covering our proprietary (Z)-endoxifen, and we have numerous applications pending in the U.S. and in other major countries. We have patent protection covering our proprietary (Z)-endoxifen through November 17, 2038.

Our business strategy is to advance our programs through clinical studies, including potentially with partners, and opportunistically add programs in areas of high unmet medical need through acquisition, minority investment, collaboration or internal development.

Summary of Leading Programs

The following is a summary of the status of our major clinical development programs:

# CLINICAL DEVELOPMENT PIPELINE

## Breast Cancer Program – (Z)-endoxifen

| Preclinical | Phase I | Phase II | Phase III | NDA/MAA | Commercial |
|---|---|---|---|---|---|

**Evangeline**

***Neoadjuvant ER+ / HER2- Breast Cancer***

- Window of Opportunity – successful Phase 2 completed in Australia
- First patient dosed in Phase 2 U.S. study in February 2023
- Participants receive treatment for up to six months, followed by surgery
- First dose level of PK Run-in Cohort completed

**I-SPY 2**

***Neoadjuvant ER+ Breast Cancer***

- Collaborative effort among major cancer research centers, the FDA, Quantum Leap and FNIH Cancer Biomarkers Consortium
- Initiated March 2023
- New study arm in the Endocrine Optimization Pilot Protocol

**Karisma-Endoxifen**

***Mammographic Breast Density (MBD)***

- Ongoing Phase 2 started December 2021 – expect full enrollment Q4 '23
- Participants receive daily treatment for six months
- Mammograms are conducted to measure reduction in MBD

(Z)-endoxifen. (Z)-endoxifen is an active metabolite of tamoxifen, which is an FDA-approved drug to treat and prevent breast cancer in high-risk women. It is also referred to as a Selective Estrogen Receptor Modulator (SERM). We are developing a proprietary form of (Z)-endoxifen which is administered orally for the potential treatment of breast cancer and reduction of breast density. We have completed four Phase 1 clinical studies (including a study in men) and two Phase 2 clinical studies with our proprietary (Z)-endoxifen (including oral and topical formulations). We have also completed significant pre-clinical development and have developed clinical manufacturing capabilities through qualified third parties.

(Z)-endoxifen for Women with Breast Density. Mammographic breast density (MBD) is an emerging public health issue affecting over 10 million women in the U.S. alone. Dense breast tissue makes mammography less effective. When women with MBD are diagnosed with breast cancer, it is often later stage, which makes treatment outcomes suboptimal. Studies conducted by others have also shown that MBD increases the risk of developing breast cancer and that reducing MBD may reduce the incidence of breast cancer.

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

(Z)-endoxifen for Neoadjuvant Treatment of Breast Cancer. We are also developing (Z)-endoxifen to treat ER+ HER2- breast cancer in the neoadjuvant setting, which is the administration of a therapy before the main treatment, which is usually surgery. Although there are neoadjuvant treatments for breast cancers that are not ER+, there are few neoadjuvant treatments for ER+ breast cancer which comprises about 78% of all breast cancers.

In October 2022, we received authorization from the U.S. FDA for our Investigational New Drug (IND) application for oral (Z)-endoxifen. The study, “A Randomized Phase 2 Noninferiority Trial of (Z)-endoxifen and Exemestane + Goserelin as Neoadjuvant Treatment in Premenopausal Women with ER+/HER2- Breast Cancer,” also known as “EVANGELINE.” The study is an open-label, randomized, Phase 2 study designed to investigate (Z)-endoxifen for the neoadjuvant treatment of premenopausal women ages 18 and older with early stage (Grade 1 or 2) ER+/HER2- breast cancer. We also received authorization for this study from Health Canada in June 2023. Participants will receive neoadjuvant treatment for up to six months, followed by surgery.

The study is expected to enroll approximately 175 patients at up to 25 sites. EVANGELINE is a two-part study consisting of a PK Run-in Cohort and a Treatment Cohort. The primary objective of the Treatment Cohort is to evaluate the endocrine sensitive disease (ESD) rate, measured by Ki-67 (a proliferation marker prognostic for disease free survival), after four weeks of treatment with (Z)-endoxifen compared to treatment with current standard of care, exemestane + gosrelin. Exemestane is an aromatase inhibitor designed to block the synthesis of estrogen and slow the growth of ER+ cancers. Goserelin is a medication given to block the ovaries from making estrogen, also called ovarian function suppression.

In June 2023, the first PK Run-in Cohort of the Phase 2 EVANGELINE study was fully enrolled. The first dose group consists of six patients, all of whom were treated with (Z)-endoxifen at 40 mg/day for four weeks. Eligible subjects could continue an optional treatment extension for up to a total of 6 months of treatment. The goal of the PK run-in cohort is to identify the appropriate dose of (Z)-endoxifen to deliver the steady state plasma concentrations required to effectively target PKC beta 1 inhibition and enhance (Z)-endoxifen’s antitumor mechanism of action. While the 40 mg/day dose was well tolerated and did not meet any pre-specified toxicity criteria after 4 weeks on drug, the dose did not achieve optimal plasma concentrations. Therefore, per protocol, the 80 mg/day dose level will commence. Identifying the optimal dose is an important milestone as it can allow us to initiate the Treatment Cohort and activate additional sites, which may increase the speed of recruitment for the EVANGELINE study.

In March 2023, a second Phase 2 trial investigating oral (Z)-endoxifen as a neoadjuvant treatment for women diagnosed with locally advanced ER+ breast cancer was initiated. This trial is a study arm in the ongoing I‑SPY 2 clinical trial. The I-SPY 2 TRIAL is a collaborative effort among academic investigators from major cancer research centers across the United States, Quantum Leap Healthcare Collaborative, the U.S. FDA, and the Foundation for the National Institutes of Health (FNIH) Cancer Biomarkers Consortium. Approximately 20 patients will be treated with (Z)-endoxifen for up to 24 weeks prior to surgery. As of June 30, 2023, six patients have been dosed with Atossa’s proprietary (Z)-endoxifen, in the ongoing Phase 2 I-SPY clinical trial.

Inhaled HNAC(AT-H201). AT-H201 was under development as a potential treatment for COVID-19; however, due to the rapidly shifting treatment landscape and introduction of effective vaccines and treatments, in late 2022 we shifted our focus to the treatment of patients with compromised lung function due to the damaging effects of cancer treatment. We concluded our study in healthy volunteers with AT-H201 in the first quarter of 2023 and we do not expect to advance the program further as we focus on our (Z)-endoxifen programs.

Investment in CAR-T Company

On December 23, 2022, we closed our previously announced investment in Dynamic Cell Therapies, Inc. (DCT), a privately-held, venture capital-backed, developer of CAR-T therapies. DCT is in the pre-clinical phase of developing controllable CAR-T cells to address difficult-to-treat cancers. Its platform technology of dynamic control of engineered T-cells is designed to improve the safety, efficacy, and durability of CAR-T cell therapies. While its initial focus is hematologic malignancies, it's possible that DCT's innovative approach could also have broad applicability in solid tumors and autoimmune diseases. Our investment in DCT, resulted in our owning approximately 19% of the outstanding capital stock of DCT. See Note 4.

Research and Development Phase

We are in the research and development phase and are not currently marketing any products. We do not anticipate generating revenue unless and until we develop and launch our pharmaceutical programs.

Commercial Lease Agreements

On November 22, 2022, we entered into an operating lease with WW 107 Spring Street LLC for office space in Seattle, Washington. We agreed to pay monthly rent of $2 for a term of 12 months beginning January 1, 2023. On June 26, 2023, we terminated the existing lease without additional cost and entered a new operating lease for monthly rent of $3 for a term of 12 months commencing July 1, 2023, for a larger office space at the same location.

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

Investments in Equity Securities

Our investment in DCT Series Seed Preferred Stock does not have a readily determinable fair value, so we have elected to measure the investment at cost less impairment. As part of preparing our Condensed Consolidated Financial Statements, we considered qualitative impairment factors in determining if an impairment analysis is required. Specifically, we considered the adverse change in the general market condition of the industry in which DCT operates and concerns about the investee’s ability to continue as a going concern, due to negative cash flows from operations. Based on these impairment indicators, we performed a fair value measurement using a dynamic options approach. The Company used the dynamic options approach, which requires assumptions regarding the expected average volatility of comparable companies, the expected term of our investment, and an estimation of an appropriate risk-free interest rate over the term of our investment. The expected stock price volatility assumption is based upon the average historic volatility of comparable public clinical stage immunotherapy or CAR-T companies. The expected term of our investment is 3.5 years and the risk-free interest rate used is based upon prevailing short-term interest rates over the expected term of the investment. The dynamic options approach was weighted at a 50% outcome probability. An adjusted book value approach was also considered and also weighted at a 50% probability due to DCT's limited cash on hand, status of current fundraising efforts and the estimated timing of a deemed liquidation event occurring as of June 30, 2023. As a result, we recorded an impairment charge during the three and six months ended June 30, 2023 of $2,990 or 64% of the original cost of $4,700.

While assumptions used to calculate and account for the investment in non-marketable equity securities represent management’s best estimates, these estimates involve inherent uncertainties and the application of management’s judgement. If underlying assumptions and estimates change, our investment may be impaired further in future periods.

Research and Development Expenses

As part of the process of preparing our Condensed Consolidated Financial Statements, we are required to estimate our accrued research and development expenses. This process involves reviewing open contracts and work orders, communicating with our applicable personnel to identify services that have been performed on our behalf, and estimating the associated cost incurred for the services, including, in some cases, when we have not yet been invoiced or otherwise notified of actual costs. R&D costs are generally expensed as incurred. R&D expenses include, for example, manufacturing expense for our drugs under development, expenses associated with preclinical studies, clinical trials and associated salaries, bonuses, stock-based compensation and benefits. R&D expenses also include an allocation of the CEO's salary and related benefits, including bonus and non-cash stock-based compensation expense, based on an estimate of his total hours spent on research and development activities.

We have entered into various research and development contracts with CROs, CMOs and other companies. The majority of our service providers invoice us monthly for services performed, however, payments under some of these contracts may be required in advance of the services being performed, for example when a contract requires an initial payment at the outset of the contract. Payments made in advance of performance of services are reflected in the Condensed Consolidated Balance Sheets as prepaid expenses.

We base our expenses related to preclinical studies and clinical trials on our estimates of the services received and efforts expended pursuant to quotes and contracts with CROs and other companies that conduct and manage preclinical studies and clinical trials on our behalf. The financial terms of these vary from contract to contract and may result in uneven payment flows. There may be instances in which payments made to our vendors exceed the level of services provided and result in a prepayment of the expense. In accruing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from the estimate, we adjust the accrual or prepaid expense accordingly. We estimate our accrued expenses as of each balance sheet date in the Condensed Consolidated Financial Statements based on facts and circumstances known to us at that time. However, additional information may become available to us, which may allow us to make a more accurate estimate in future periods. If we do not identify costs that we have begun to incur or if we underestimate or overestimate the level of services performed or the costs of these services, our actual expenses could differ from our estimates.

Stock-Based Payments

We measure all stock option awards granted to employees, non-employee directors and consultants based on the fair value on the date of grant, and we recognize compensation expense over the requisite service period, which is generally the vesting period of the award. The straight-line method of expense recognition is applied to all awards with service-only conditions. We account for forfeitures as they occur.

The fair value of each option grant is estimated using the Black-Scholes option-pricing model, which requires assumptions regarding the expected volatility of the price of our common stock, the expected life of the options, an expectation regarding future dividends on our common stock, an estimate of the appropriate risk-free interest rate and the expected term. Our expected common stock price volatility assumption is based upon the historic volatility of our stock price. The expected life for stock option grants is based on an average of the contractual term of the options of 10 years with the average vesting term of one to four years. The dividend yield assumption of zero is based upon the fact that we have never paid cash dividends and presently have no intention of paying cash dividends in the future. The risk-free interest rate used for each grant is based upon prevailing short-term interest rates over the expected lives of the options.

While assumptions used to calculate and account for stock-based compensation awards represent management’s best estimates, these estimates involve inherent uncertainties and the application of management’s judgement. As a result, if revisions are made to our underlying assumptions and estimates, our stock-based compensation expense could vary significantly from period to period.

Results of Operations

Comparison of the Three Months Ended June 30, 2023 and 2022

Revenue and Cost of Revenue:

For the three months ended June 30, 2023 and 2022, we had no source of sustainable revenue and no associated cost of revenue.

Operating Expenses:

The following table provides a breakdown of major categories within Research and Development (R&D) and General and Administrative (G&A) expenses for the three months ended June 30, 2023 and 2022, together with the dollar and percentage change in those categories:

	June 30, 2023	June 30, 2022	Change	% Change
Research and Development
Clinical and non-clinical trials	$2,538	$1,821	$717	39%
Compensation	899	1,100	(201)	(18%)
Professional fees	220	159	61	38%
Exclusivity agreements	-	300	(300)	(100%)
Other	48	53	(5)	(9%)
Research and Development Total	$3,705	$3,433	$272	8%

General and Administrative
Compensation	$2,534	$1,826	$708	39%
Legal and professional fees	964	676	288	43%
Insurance and other	590	660	(70)	(11%)
General and Administrative Total	$4,088	$3,162	$926	29%

Total operating expenses were $7,793 for the three months ended June 30, 2023, which was an increase of $1,198, or 18%, from the three months ended June 30, 2022. Operating expenses for the three months ended June 30, 2023 consisted of R&D expenses of $3,705 and G&A expenses of $4,088. Operating expenses for the three months ended June 30, 2022 consisted of R&D expenses of $3,433 and G&A expenses of $3,162. Factors contributing to the increased operating expenses for the three months ended June 30, 2023 are explained below.

Research and Development Expenses: R&D expenses for the three months ended June 30, 2023, were $3,705, an increase of $272 from total R&D expenses for the three months ended June 30, 2022 of $3,433. Key changes were as follows:

•

The increase in R&D expense was attributed primarily to increased spending on clinical and non-clinical trials of $717 compared to the prior year period due to (Z)-endoxifen trial costs and increased spending on drug product formulation and development.

•

The decrease in R&D compensation expense for the three months ended June 30, 2023 compared to the prior year quarter was primarily attributable to the decrease in non-cash stock-based compensation expense of $184 due to the weighted average fair value of options amortizing in 2023 being lower quarter over quarter.

•	In the second quarter of 2022, the Company paid $300 for the exclusive right to negotiate for the acquisition of DCT. No exclusivity payments were made during the three months ended June 30, 2023.

G&A Expenses: G&A expenses for the three months ended June 30, 2023, were $4,088, an increase of $926 from total G&A expenses for the three months ended June 30, 2022 of $3,162. Key changes were as follows:

•

The increase in G&A compensation expense for the three months ended June 30, 2023 compared to the prior year quarter, was in part attributable to salary and bonus severance costs for our CFO of $554 and an increase of $138 due to compensation for new employees as well as an increase in salaries, bonus and benefits overall. Non-cash stock-based compensation also increased also by $16 due to the acceleration of expense recognized for options granted to our former CFO of $320 offset in part by a decrease in other employee non-cash stock-based compensation expense of $304 as the weighted average fair value of options amortizing in 2023 was lower period over period.

•

Legal and professional fees increased by $288 for the three months ended June 30, 2023 compared to the prior year period due primarily to higher patent activity for (Z)-endoxifen and our immunotherapy research, higher costs for investor relations and higher auditor fees.

Interest Income: Interest income was $983 for the three months ended June 30, 2023 an increase of $972 from interest income of $11 for the three months ended June 30, 2022. The increase was due to the higher average balance of invested cash in a money market account and higher average interest rates for the three months ended June 30, 2023 compared to the prior year period.

Impairment charge on Investment in Equity Securities: For the three months ended June 30, 2023, we wrote down our investment in DCT by $2,990 due to impairment. For the three months ended June 30, 2022 there was no investment in equity securities.

Income Taxes: We have incurred net operating losses since inception. We did not record an income tax benefit for incurred losses for the three months ended June 30, 2023 and 2022 due to uncertainty regarding utilization of our net operating loss carryforwards and our history of losses.

Comparison of the Six Months Ended June 30, 2023 and 2022

Revenue and Cost of Revenue:

For the six months ended June 30, 2023 and 2022, we had no source of sustainable revenue and no associated cost of revenue.

Operating Expenses:

The following table provides a breakdown of major categories within R&D and G&A expenses for the six months ended June 30, 2023 and 2022, together with the dollar and percentage change in those categories:

	June 30, 2023	June 30, 2022	Change	% Change
Research and Development
Clinical trials	$4,874	$3,109	$1,765	57%
Compensation	1,932	2,199	(267)	(12%)
Professional fees	322	305	17	6%
Exclusivity agreements	-	(700)	700	(100%)
Other	85	24	61	254%
Research and Development Total	$7,213	$4,937	$2,276	46%

General and Administrative
Compensation	$4,619	$3,831	$788	21%
Legal and professional fees	1,891	1,346	545	40%
Insurance and other	1,168	1,234	(66)	(5%)
General and Administrative Total	$7,678	$6,411	$1,267	20%

Total operating expenses were $14,891 for the six months ended June 30, 2023, which was an increase of $3,543, or 31%, from the six months ended June 30, 2022. Operating expenses for the six months ended June 30, 2023 consisted of R&D expenses of $7,213 and G&A expenses of $7,678. Operating expenses for the six months ended June 30, 2022 consisted of R&D expenses of $4,937 and G&A expenses of $6,411. Factors contributing to the increased operating expenses for the six months ended June 30, 2023 are explained below.

Research and Development Expenses: R&D expenses for the six months ended June 30, 2023, were $7,213, an increase of $2,276 from total R&D expenses for the six months ended June 30, 2022 of $4,937. Key changes were as follows:

•

The increase in R&D expense was attributed primarily to increased spending on clinical and non-clinical trials of $1,765 compared to the prior year period due to (Z)-endoxifen trial costs and increased spending on active pharmaceutical ingredients (API) and drug product formulation and development.

•

The decrease in R&D compensation expense for the six months ended June 30, 2023 compared to the prior year period was due primarily to a decrease in non-cash stock-based compensation of $289. Non-cash stock-based compensation decreased compared to the prior year period due to the weighted average fair value of options amortizing in 2023 being lower period over period.

•

The decrease in exclusivity agreement expense was due to the receipt of a refund in the prior year of $1,000 from the research institution with which the Company had an exclusive right to negotiate for the acquisition of worldwide rights of two oncology programs offset by $300 paid for the exclusive right to negotiate in the DCT acquisition. No exclusivity payments were made or refunded during the six months ended June 30, 2023.

G&A Expenses: G&A expenses for the six months ended June 30, 2023, were $7,678, an increase of $1,267 from total G&A expenses for quarter ended June 30, 2022 of $6,411. Key changes were as follows:

•

The increase in G&A compensation expense for the six months ended June 30, 2023 compared to the prior year period was in part attributable to an increase in compensation expense of $900, offset by a decrease in non-cash stock-based compensation of $112. The increase in compensation compared to the prior year period was driven primarily by salary and bonus severance costs for our CFO of $554 and an increase of $346 due to compensation for new employees as well as an increase in salaries, bonus and benefits overall. Non-cash stock-based compensation decreased by $112 in part due to a decrease in other employee non-cash stock-based compensation expense of $411 due to the decrease in the weighted average fair value of options amortizing in 2023 was lower period over period. This decrease was offset in part by the acceleration of expense recognized for options granted to our former CFO of $320.

•

Legal and professional fees increased by $545 for the six months ended June 30, 2023, compared to the prior year period due primarily to higher patent activity and an increase in accounting fees over the prior year period due to the hiring of new auditors. Costs of investor relations also increased due to enhanced investor outreach.

Interest Income: Interest income was $1,833 for the six months ended June 30, 2023, an increase of $1,820 from interest income of $13 for the six months ended June 30, 2022. The increase was due to the higher average balance of invested cash in a money market account and higher average interest rates for the six months ended June 30, 2023 compared to the prior year period.

Impairment charge on Investment in Equity Securities: For the six months ended June 30, 2023, we wrote down our investment in DCT by $2,990 due to impairment. For the three months ended June 30, 2022 there was no investment in equity securities.

Income Taxes: We have incurred net operating losses since inception. We did not record an income tax benefit for incurred losses for the six months ended June 30, 2023 and 2022 due to uncertainty regarding utilization of our net operating loss carryforwards and our history of losses.

Liquidity and Capital Resources

We have incurred net losses and negative operating cash flows since inception. For the six months ended June 30, 2023, we have recorded a net loss of $16,111 and used $11,487 of cash in operating activities. As of June 30, 2023, we have $99,390 in unrestricted cash and cash equivalents and working capital of $102,525. We believe we have sufficient cash and cash equivalents to fund our projected operating requirements for at least the next 12 months.

Cash Flows

As of June 30, 2023, we had cash, cash equivalents and restricted cash of $99,500.

Net Cash Flows from Operating Activities: Net cash used in operating activities was $11,487 for the six months ended June 30, 2023 an increase of $660, or 6.1%, compared to net cash used in operating activities for the six months ended June 30, 2022 of $10,827. The increase compared to the prior year period was primarily due to an increase in cash used in clinical trial activity of $1,765 offset by changes in prepaid, other assets and accounts payable accounts.

Net Cash Flows from Investing Activities: Net cash used in investing activities was $13 for the six months ended June 30, 2023 and June 30, 2022. Current and prior year period cash used in investing activities was primarily related to purchases of new computers.

Net Cash Flows from Financing Activities: No cash was used in financing activities during the six months ended June 30, 2023 or June 30, 2022.

Funding Requirements

We expect to incur ongoing operating losses for the foreseeable future as we continue to develop our planned therapeutic programs, including related clinical studies and other programs in the pipeline. Our future funding requirements will depend on many factors, including:

•the costs of manufacturing drugs under development, the costs associated with clinical trials and associated salaries and benefits;

•the extent to which we enter into contracts or invest in third parties in order to further develop our drug candidates;

•the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending other intellectual property-related claims; and

•the costs and fees associated with the discovery, acquisition or in-license of additional product candidates or technologies.

If we are unable to raise additional capital when needed, we could be forced to curtail or cease our operations. Our future capital uses and requirements will depend on the time and expenses needed to begin and continue clinical trials for our new drug developments.

Additional funding may not be available to us on acceptable terms or at all. Continued uncertain market and macroeconomic conditions, including due to inflationary pressures, rising interest rates, general economic slowdown or a recession, the prospect of a shutdown of the U.S. federal government, foreign exchange rate volatility, financial institution instability, changes in monetary policy and increasing geopolitical instability, may limit our ability to access capital. In addition, the terms of any financing may adversely affect the holdings or the rights of our stockholders. For example, we may raise additional funds by issuing equity securities or by equity offerings, collaboration agreements, debt financings or licensing arrangements.

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

As previously disclosed, on October 5, 2022, we were notified by The Nasdaq Stock Market LLC (Nasdaq) that we were not in compliance with Nasdaq Listing Rule 5550(a)(2) because our common stock failed to maintain a minimum closing bid price of $1.00 per share for 30 consecutive business days. We were initially given 180 days to regain compliance. On April 4, 2023, the Company received a 180 day extension. On July 13, 2023, we received a letter from Nasdaq informing us that we had regained compliance with the minimum closing bid price requirement under Nasdaq Listing Rule 5550(a)(2) for continued listing on The Nasdaq Capital Market.

Contractual Obligation

Our contractual obligations represent future cash commitments and liabilities under agreements with third party CROs and CMOs. With the exception of one CRO contract, such agreements are generally cancellable upon written notice by the Company. The one non-cancellable contract expires upon completion of the study and release of the final report, or the contract may be terminated by the CRO, by the FDA or another governmental agency. As of June 30, 2023, the Company's estimated non-cancellable commitment is $903 related to this contract.

Share Repurchase Program

In June 2023, our Board of Directors (the Board) authorized a program to repurchase up to $10,000 of our common stock (the Share Repurchase Program). The Share Repurchase Program expires on December 31, 2023 and does not obligate us to acquire any specific number of shares. Under the Share Repurchase Program, shares of common stock may be repurchased using a variety of methods, including privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act, as part of accelerated share repurchases and other methods. The timing, manner, price and amount of any repurchases are determined by us in our discretion and depend on a variety of factors, including legal requirements, price and economic and market conditions.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2023, pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

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

Based on the evaluation of our disclosure controls and procedures as of June 30, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended June 30, 2023, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Summary of Risk Factors

Our business is subject to a number of risks, including risks that may prevent us from achieving our business objectives or may adversely affect our business, clinical and commercialization activities, the manufacturing of our product candidates, intellectual property, third party relationships, competitive environment, product and environmental liabilities, and our common stock. These risks are discussed more fully below and include, but are not limited to, risks related to:

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

●	Third party claims alleging intellectual property infringement may prevent or delay our drug discovery and development efforts.
●

We cannot assure you that our current or future products will not infringe on existing or future patents. We may not be aware of patents that have already been issued that a third party might assert are infringed by one of our current or future products.

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

●	We face significant competition from other biotechnology and pharmaceutical companies.
●	Our employees and third party partners may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements.
●	Our business involves risk associated with handling hazardous and other dangerous materials.

Risks Related to the Securities Markets and Investment in our Securities.

●	Our shares of common stock are listed on the Nasdaq Capital Market, but we cannot guarantee that we will be able to satisfy the continued listing standards going forward.
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

●

Our Stockholder Rights Agreement, the anti-takeover provisions in our governing documents and Delaware law could delay or prevent a change in control which could reduce the market price of our common stock and could prevent or frustrate attempts by our stockholders to replace or remove our current management and the current Board.

●	If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, the price of our common stock and trading volume could decline.

Purchasing shares of common stock is an investment in our securities and involves a high degree of risk and uncertainty. You should carefully consider the following information about these risks and uncertainties, together with the other information contained in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, before purchasing our securities. If any of the following risks and uncertainties actually occur, our business, financial condition and results of operations may suffer. In that case, the market price of our common stock could decline, and you may lose part or all of your investment in our Company. Additional risks and uncertainties of which we are not presently aware or that we currently believe are immaterial may also harm our business and results of operations.

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

For the six months ended June 30, 2023, we incurred a net loss of approximately $16.1 million, and we have an accumulated deficit of approximately $172.3 million since inception. As of June 30, 2023, we had cash and cash equivalents of approximately $99.4 million. Because we have no current sources of revenue, we expect that we will need to raise capital again in the future to continue to fund our operations. When we elect to raise additional funds or when additional funds are required, we may raise such funds through public or private equity offerings, debt financings, corporate collaboration and licensing arrangements or other financing alternatives. These financing arrangements may not be available on acceptable terms, if at all. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may be prevented from developing our pharmaceutical candidates, pursuing acquisitions, and investing in other companies, including as a sponsor or investor in special purpose acquisition companies, licensing, development and commercialization efforts, and our ability to continue our operations, generate revenues, and achieve or sustain profitability may be substantially harmed.  We currently have fewer than five million shares of common stock authorized that are not reserved for specific purposes. Although we proposed to our stockholders, at our 2021 and 2022 annual stockholders’ meetings and at a special meeting of stockholders held in September 2021, that our amended and restated certificate of incorporation, as amended, be further amended to add additional authorized shares for various potential purposes, including potential capital raising transactions, our stockholders did not approve such proposals and may not approve a similar proposal in the future. A lack of authorized shares may limit our ability to raise capital when needed.

If we raise additional funds by issuing equity securities, our stockholders will experience dilution. Debt financing, if available, would result in increased fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Any debt financing or additional equity, including securities convertible into or exercisable for equity securities, that we raise may contain terms, such as liquidation, conversion and other preferences, that are not favorable to us or our stockholders. If we raise additional funds through collaboration and licensing arrangements with third parties, it may be necessary for us to relinquish valuable rights to our technologies, future revenue streams or product candidates or to grant licenses on terms that may not be favorable to us. Should the financing we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, our business, operating results, financial condition and prospects could be materially and adversely affected, and we may be unable to continue our operations.

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

We have a limited operating history and have incurred net losses each year. Our net operating loss for the six months ended June 30, 2023, was approximately $14.9 million. We will continue to incur further losses in connection with research and development costs for development of our programs, including ongoing and additional clinical studies.

Any products we may develop may never achieve significant commercial market acceptance.

We may not succeed in achieving commercial market acceptance of any of our products. In order to gain market acceptance for the drugs under development, we will need to demonstrate to physicians and other healthcare professionals the benefits of these therapies, including the clinical and economic application for their particular practice, the efficacy and safety and potential advantages compared to alternative therapies. Many physicians and healthcare professionals may be hesitant to introduce new services or techniques into their practice for many reasons, including lack of time and resources, the learning curve associated with the adoption of such new services or techniques into already established procedures, the product’s cost, convenience and ease of administration, the then-current standard of care, the strength of marketing and distribution support and the uncertainty of the applicability or reliability of the results of a new product. In addition, the availability of full or even partial payment for our products, whether by third party payors (e.g., insurance companies), by government payors or the patients themselves, will likely heavily influence physicians’ decisions to recommend or use our products.

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

Our failure to address these risks or other problems encountered in connection with our past or future acquisitions and other transactions, including our investment in DCT, have in the past and could in the future cause us to fail to realize the anticipated benefits of such acquisitions and transactions, and result in higher than expected costs, the recording of asset impairment or restructuring charges and other actions which could negatively impact our business, financial condition, results of operations and our ability to execute on our strategic plan. For example, we incurred a $3.0 million impairment charge in the quarter ended June 30, 2023 in connection with our investment in DCT.

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

●	delays in reaching or failing to reach agreement on acceptable terms with manufacturers or prospective CROs and trial sites; and
●	failure of third parties, such as CROs, academic institutions, collaborators, cooperative groups, and/or investigator sponsors, to conduct, oversee, and monitor clinical trials and results.

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

Our business is dependent on the performance by third parties of their responsibilities under contractual relationships. In particular, we heavily rely on third parties for the manufacture and testing of our products. We do not have an internal analytical laboratory or manufacturing facilities to allow the testing or production of products in compliance with Good Manufacturing Practices (cGMP). As a result, we rely on third parties to supply us in a timely manner with manufactured product candidates. We may not be able to adequately manage and oversee the manufacturers we choose; they may not perform as agreed or they may terminate their agreements with us. In particular, we depend on third party manufacturers to conduct their operations in compliance with current Good Laboratory Practices (GLP) or similar standards imposed by the U.S. and/or applicable foreign regulatory authorities, including the FDA and EMA. Any of these regulatory authorities may take action against a contract manufacturer who violates cGMP. Failure of our manufacturers to comply with FDA, EMA or other applicable regulations may cause us to curtail or stop the manufacture of such products until we obtain regulatory compliance.

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

We also rely on third party service providers for certain warehousing and transportation. With regard to the distribution of our drugs, we depend on third party distributors to act in accordance with Good Distribution Practice (GDP), and the distribution process and facilities are subject to continuing regulation by applicable regulatory authorities with respect to the distribution and storage of products.

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

●	delays in reaching agreements on acceptable terms with prospective CRO or vendors;
●	failure of CROs or other third parties to effectively and timely monitor, oversee, and maintain the clinical trials;
●	complying with design protocols of any applicable special protocol assessment we receive from the FDA;
●	severe or unexpected drug-related side effects experienced by patients in clinical trials;
●	availability of materials provided by third parties necessary to manufacture our product candidates; and
●	changes in regulatory requirements, or additional regulatory requirements.

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

Our operations are based primarily in Seattle, Washington. These operations could be subject to power shortages, telecommunications failures, water shortages, floods, earthquakes, fires, extreme weather conditions, pandemics or epidemics and other natural or man-made disasters or business interruptions, for which we maintain customary insurance policies that we believe are appropriate. In addition, outbreaks of viruses, infectious diseases or pandemics, terrorist acts or acts of war, or geopolitical tensions, could cause damage or cause disruptions to us, our employees, facilities, contractors and collaborators, which could have a material adverse effect on our business, financial condition and results of operations. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses. Our ability to manufacture clinical supplies of our product candidates could be disrupted if our suppliers are affected by any of the above events. We may have limited recourse against third parties if the non-compliance is due to factors outside of the manufacturer’s control.

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

If a third party files a patent application with claims to a drug we have discovered or developed, a derivation proceeding may be initiated regarding competing patent applications. If a derivation proceeding is initiated, we may not prevail in the derivation proceeding. If the other party prevails in the derivation proceeding, we may be precluded from commercializing our products, or may be required to seek a license. A license may not be available to us on commercially acceptable terms, if at all.

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

We cannot assure you that our current or future products will not infringe on existing or future patents. We may not be aware of patents that have already been issued that a third party might assert are infringed by one of our current or future products.

Third parties may assert that we are employing their proprietary technology without authorization. There may be third party patents of which we are currently unaware with claims to materials, formulations, methods of manufacture, or methods for treatment related to the use or manufacture of our products. Because patent applications can take many years to issue and may be confidential for eighteen months or more after filing, there may be currently pending third party patent applications which may later result in issued patents that our products may infringe, or which such third parties claim are infringed by our products and services.

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

Although we utilize various procedures and controls to mitigate our exposure to these risks, cyber attacks and other cyber events are evolving, unpredictable and increasing in sophistication. Moreover, we have no control over the information technology systems of our third party partners, including suppliers, manufacturers, service providers and others with which our systems may connect and communicate. As a result, the occurrence of a cyber incident could go unnoticed for a period of time. We have cybersecurity insurance coverage in the event we become subject to various cyber attacks, however, we cannot ensure that it will be sufficient to cover any particular losses we may experience. Any cyber incident could have a material adverse effect on our business, financial condition and results of operations.

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

In addition to the Patient Protection and Affordable Care Act (the PPACA), the effect of which cannot presently be quantified, various healthcare reform proposals have also emerged from federal and state governments. Changes in healthcare policy could adversely affect our business.

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

Our employees and third party partners may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements.

We are exposed to the risk of employees’ or our third party partners’ fraud or other misconduct. Misconduct by our employees or partners could include intentional failures to comply with FDA regulations, provide accurate information to the FDA, comply with manufacturing standards, comply with federal and state healthcare fraud and abuse laws and regulations, report financial information or data accurately or disclose unauthorized activities to us. Employee and third party misconduct could involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our business and our reputation. It is not always possible to identify and deter such misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us and we are not successful in defending ourselves or asserting our rights, those actions could have a material adverse effect on our business, financial condition and results of operations, and result in the imposition of significant fines or other sanctions against us.

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

For example, on October 5, 2022, we received a letter from Nasdaq stating that we were not in compliance with Nasdaq Listing Rule 5550(a)(2) because our common stock failed to maintain a minimum closing bid price of $1.00 per share for 30 consecutive business days. We had until April 3, 2023 to regain compliance or obtain an extension of the deadline to comply. We applied for such an extension, and on April 4, 2023, our deadline for compliance was extended by 180 days or until October 2, 2023. On July 13, 2023, we received a letter from Nasdaq informing us that we had regained compliance with the minimum closing bid price requirements under Nasdaq Listing Rule 5550(a)(2) for continued listing on The Nasdaq Capital Market.

Additionally, on June 21, 2023, we received a letter from Nasdaq stating that we are not in compliance with Nasdaq Listing Rule 5605(b)(1), which requires a board of directors comprised of a majority of independent directors, due to the appointment of Greg Weaver, formerly an independent director, as our Executive Vice President and Chief Financial Officer. In accordance with Nasdaq Listing Rule 5605(b)(1)(A), we were provided until the earlier of our next annual meeting of stockholders or June 1, 2024 to evidence compliance. If we do not regain compliance by this deadline, Nasdaq would then issue a delisting determination, which we could appeal to a Nasdaq Hearings Panel (the Panel). In that case, the request for a hearing before the Panel would stay any further delisting action by the Staff pending the ultimate conclusion of the hearing process.

There can be no assurance that we will be able to regain or maintain compliance with the continued listing standards of Nasdaq, including Nasdaq Listing Rules 5550(a)(2) and 5605(b)(1). We may be delisted from Nasdaq, and we could face significant material adverse consequences, including:

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
●

macroeconomic industry, geopolitical and market conditions, including, but not limited to, rising interest rates, the inflationary environment, recessionary fears and rising geopolitical tensions, the prospect of a shutdown of the U.S. federal government;

●	financial or operational projections we may provide to the public, any changes in these projections or our failure to meet these projections;
●	changes in government regulations;
●	our inclusion or removal from certain stock indices;
●	developments in patent or other proprietary rights;
●	new products by our competitors;
●	announcements of changes in our senior management or directors;
●	other events, including those resulting from war, incidents of terrorism, natural disasters, pandemics, or responses to these events;
●	changes in accounting principles;
●	results of clinical studies;
●	regulatory and FDA actions, including inspections and warning letters;
●	coverage of us, and changes in financial estimates by any securities analysts who follow our Company, or our failure to meet these estimates or the expectations of investors;
●	any ongoing litigation that we are currently involved in or litigation that we may become involved in the future;
●	additional shares of our common stock being sold into the market by us or our existing stockholders or warrant holders or the anticipation of such sales;
●

our ability to execute on our Share Repurchase Program as planned, including failure to meet internal or external expectation around the timing or price of share repurchases, and any reductions or discontinuances of repurchases thereunder; and

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

Our Stockholder Rights Agreement, the anti-takeover provisions in our governing documents and Delaware law could delay or prevent a change in control which could reduce the market price of our common stock and could prevent or frustrate attempts by our stockholders to replace or remove our current management and the current Board.

Our Stockholder Rights Agreement, which we adopted in May 2014, our amended and restated certificate of incorporation, as amended, and our amended and restated bylaws contain provisions that could delay or prevent a change in control or changes in our Board that our stockholders might consider favorable. These provisions include a staggered Board, which divides the Board into three classes, with directors in each class serving staggered three-year terms. The existence of a staggered board can make it more difficult for a third party to effect a takeover of our Company if the incumbent Board does not support the transaction. These and other provisions in our corporate documents, including our Shareholder Rights Plan and Delaware law might discourage, delay or prevent a change in control or changes in our Board. These provisions could also discourage proxy contests and make it more difficult for activist investors and other stockholders to elect directors not nominated by our Board. Furthermore, the existence of these provisions, together with certain provisions of Delaware law, might hinder or delay an attempted takeover other than through negotiations with our Board.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share repurchases of the Company’s common stock for the three months ended June 30, 2023 were as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2023 to April 30, 2023	—	—	—	$10,000,000
May 1, 2023 to May 31, 2023	—	—	—	$10,000,000
June 1, 2023 to June 30, 2023	119,382	$1.27	119,382	9,847,597
Total	119,382		119,382

(1)    In June 2023, the Board of Directors authorized a program to repurchase up to $10.0 million of the Company’s common stock. The Share Repurchase Program expires December 31, 2023 and does not obligate the Company to acquire any specific number of shares. Under the Share Repurchase Program, shares of common stock may be repurchased using a variety of methods, including privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act, as part of accelerated share repurchases and other methods. The timing, manner, price and amount of any repurchases are determined by the Company in its discretion and depend on a variety of factors, including legal requirements, price and economic and market conditions. All repurchases disclosed in the table were made pursuant to the publicly announced Share Repurchase Program.

(2)    Average price paid per share includes brokers fees and other costs associated with the repurchases, when applicable.

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

Date: August 14, 2023

/s/ Steven C. Quay
President and Chief Executive Officer
(On behalf of the Registrant)

/s/ Greg Weaver
Greg Weaver
Executive Vice President, Chief Financial Officer, and Secretary
(As Principal Financial and Accounting Officer)