Form 10-Q
period 2023-09-30
ATOSSA THERAPEUTICS, INC.
filed 2023-11-13
CIK 1488039

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

The number of shares of the registrant’s common stock, $0.18 par value per share, outstanding as of November 8, 2023, was 125,304,064.

ATOSSA THERAPEUTICS, INC.
QUARTERLY REPORT

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

ATOSSA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except for par value)

(Unaudited)

	As of September 30,	As of December 31,
	2023	2022
Assets
Current assets
Cash and cash equivalents	$94,031	$110,890
Restricted cash	110	110
Prepaid expenses	3,472	4,031
Research and development rebate receivable	28	743
Other current assets	7	2,423
Total current assets	97,648	118,197

Investment in equity securities	1,710	4,700
Other assets	2,337	635
Total Assets	$101,695	$123,532

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$718	$2,965
Accrued expenses	1,261	1,059
Payroll liabilities	1,444	1,525
Other current liabilities	21	19
Total current liabilities	3,444	5,568

Total Liabilities	3,444	5,568

Commitments and contingencies (Note 15)

Stockholders' equity
Series B convertible preferred stock - $0.001 par value; 10,000 shares authorized; 1 share issued and outstanding as of September 30, 2023 and December 31, 2022	-	-
Additional paid-in capital - Series B convertible preferred stock	582	582
Common stock - $0.18 par value; 175,000 shares authorized; 125,304 and 126,624 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	22,792	22,792
Additional paid-in capital - common stock	254,886	250,784
Treasury stock, at cost; 1,320 and 0 shares of common stock at September 30, 2023 and December 31, 2022, respectively	(1,475)	-
Accumulated deficit	(178,534)	(156,194)
Total Stockholders' Equity	98,251	117,964
Total Liabilities and Stockholders' Equity	$101,695	$123,532

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ATOSSA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(amounts in thousands, except for per share amounts)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022

Operating expenses
Research and development	$4,467	$5,160	$11,680	$10,097
General and administrative	3,001	3,045	10,678	9,456
Total operating expenses	7,468	8,205	22,358	19,553
Operating loss	(7,468)	(8,205)	(22,358)	(19,553)
Impairment charge on investment in equity securities	-	-	(2,990)	-
Interest income	1,274	194	3,107	207
Other expense, net	(35)	-	(99)	(123)
Loss before income taxes	(6,229)	(8,011)	(22,340)	(19,469)
Income taxes	-	-	-	-
Net loss	(6,229)	(8,011)	(22,340)	(19,469)
Foreign currency translation adjustment	-	(54)	-	(54)
Comprehensive loss	(6,229)	(8,065)	(22,340)	(19,523)
Loss per share of common stock - basic and diluted	$(0.05)	$(0.06)	$(0.18)	$(0.15)
Weighted average shares outstanding - basic and diluted	125,793	126,624	126,344	126,624

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ATOSSA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(amounts in thousands)

(Unaudited)

	Series B Convertible Preferred Stock			Common Stock			Treasury Stock
	Shares	Amount	Additional Paid-in Capital	Shares	Amount	Additional Paid-in Capital	Amount	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance at December 31, 2021	1	$-	$582	126,624	$22,792	$243,996	$-	$(129,234)	$-	$138,136
Compensation cost for stock options granted	-	-	-	-	-	1,806	-	-		1,806
Net loss	-	-	-	-	-	-	-	(4,786)	-	(4,786)
Balance at March 31, 2022	1	$-	$582	126,624	$22,792	$245,802	$-	$(134,020)	$-	$135,156
Compensation cost for stock options granted	-	-	-	-	-	1,771	-	-		1,771
Net loss	-	-	-	-	-	-	-	(6,672)	-	(6,672)
Balance at June 30, 2022	1	$-	$582	126,624	$22,792	$247,573	$-	$(140,692)	$-	$130,255
Compensation cost for stock options granted	-	-	-	-	-	1,666	-	-	-	1,666
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	(54)	(54)
Net loss	-	-	-	-	-	-	-	(8,011)	-	(8,011)
Balance at September 30, 2022	1	$-	$582	126,624	$22,792	$249,239	$-	$(148,703)	$(54)	$123,856

	Series B Convertible Preferred Stock			Common Stock			Treasury Stock
	Shares	Amount	Additional Paid-in Capital	Shares	Amount	Additional Paid-in Capital	Amount	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance at December 31, 2022	1	$-	$582	126,624	$22,792	$250,784	$-	$(156,194)	$-	$117,964
Compensation cost for stock options granted	-	-	-	-	-	1,573	-	-	-	1,573
Net loss	-	-	-	-	-	-	-	(6,281)	-	(6,281)
Balance at March 31, 2023	1	$-	$582	126,624	$22,792	$252,357	$-	$(162,475)	$-	$113,256
Common stock repurchased	-	-	-	(119)	-	-	(152)	-	-	(152)
Compensation cost for stock options granted	-	-	-	-	-	1,603	-	-	-	1,603
Net loss	-	-	-	-	-	-	-	(9,830)		(9,830)
Balance at June 30, 2023	1	$-	$582	126,505	$22,792	$253,960	$(152)	$(172,305)	$-	$104,877
Common stock repurchased	-	-	-	(1,201)	-	-	(1,323)	-	-	(1,323)
Compensation cost for stock options granted	-	-	-	-	-	926	-	-	-	926
Net loss	-	-	-	-	-	-	-	(6,229)		(6,229)
Balance at September 30, 2023	1	$-	$582	125,304	$22,792	$254,886	$(1,475)	$(178,534)	$-	$98,251

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ATOSSA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(Unaudited)

	For the Nine Months Ended September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(22,340)	$(19,469)
Adjustments to reconcile net loss to net cash used in operating activities
Compensation cost for stock options granted	4,102	5,243
Impairment charge on investment in equity securities	2,990	-
Depreciation and amortization	9	6
Disposal of assets	-	3
Changes in operating assets and liabilities:
Prepaid expenses	559	(2,619)
Research and development rebate receivable	715	462
Other current assets	719	992
Other assets	-	(597)
Accounts payable	(2,247)	(64)
Accrued expenses	202	(87)
Payroll liabilities	(81)	(113)
Other current liabilities	2	6
Net cash used in operating activities	(15,370)	(16,237)

CASH FLOWS FROM INVESTING ACTIVITIES
Deposit on investment in equity securities	-	(2,700)
Purchase of furniture and equipment	(14)	(19)
Net cash used in investing activities	(14)	(2,719)

CASH FLOWS FROM FINANCING ACTIVITIES
Common stock repurchased	(1,475)	-
Net cash used in financing activities	(1,475)	-
Effect of exchange rate change on cash	-	(54)

NET DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(16,859)	(19,010)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING BALANCE	111,000	136,487
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, ENDING BALANCE	$94,141	$117,477

SUPPLEMENTAL DISCLOSURES
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$94,031	$117,367
Restricted cash	110	110
Total cash, cash equivalents and restricted cash shown in the Condensed Consolidated Balance Sheets	$94,141	$117,477

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

NOTE 2: LIQUIDITY AND CAPITAL RESOURCES

The Company has incurred net losses and negative operating cash flows since inception. For the nine months ended September 30, 2023, the Company recorded a net loss of $22,340 and used $15,370 of cash in operating activities. As of September 30, 2023, the Company had $94,031 in unrestricted cash and cash equivalents and working capital of $94,204. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs, and it believes it will need to continue to raise substantial additional capital to accomplish its business plan over the next several years. Management believes its currently available cash and cash equivalents will be sufficient to finance the Company’s operations for at least one year from the date these Condensed Consolidated Financial Statements are issued. The Company plans to continue to fund its losses from operations and capital funding needs through a combination of public or private equity offerings, debt financings or other sources, including potential corporate collaborations, licenses and other similar arrangements. There can be no assurance as to the availability or terms upon which such financing and capital might be available in the future. If the Company is unable to secure additional funding, it may be forced to curtail or suspend its business plans.

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

In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included and have been prepared on the same basis as the annual consolidated financial statements. Operating results for the nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.

Reclassification

Interest income has been reclassified from other expense, net to conform to the current year presentation.

Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Segments

The Company operates as a single segment. Operating segments are identified as the components of an enterprise for which separate discrete financial information is available for evaluation by the chief operating decision maker in making decisions regarding resource allocation and in assessing performance. To date, the Company's chief operating decision maker has made such decisions and assessed performance at the Company-level as a single segment.

Cash and Cash Equivalents

Cash and cash equivalents include unrestricted cash and all highly liquid instruments with maturities of three months or less at the date of purchase.

Investments in Equity Securities

The Company currently has one investment in non-marketable securities. This investment does not have a readily determinable fair value, so the Company has elected to measure the investment at cost in accordance with Accounting Standards Codification (ASC) 321 – Equity. At each reporting period, the Company performs an assessment to determine if it still qualifies for this measurement alternative. The Company considers qualitative impairment factors in determining if there are any signs of impairment.

Once a decline in fair value is determined, an impairment charge is recorded to Impairment charge on investment in equity securities in the Condensed Consolidated Statement of Operations and Comprehensive Loss and a new basis in the investment is established. If market, industry, and/or investee conditions deteriorate, the Company  may incur future impairments. Refer to Note 4.

Other Assets

Other assets consist primarily of prepaid clinical and non-clinical costs which are long term in nature.

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

R&D expenses also include an allocation of the CEO's salary and related benefits, including bonus and non-cash stock-based compensation expense, based on an estimate of his total hours spent on R&D activities. The Company's CEO is involved in the development of the Company's drug candidates and oversight of the related clinical trial activity and also acts as the Company's chief medical officer.

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

NOTE 4: INVESTMENT IN EQUITY SECURITIES

On  December 23, 2022, the Company completed its investment in Dynamic Cell Therapies, Inc. (DCT) a U.S. private company that is in the pre-clinical stage of developing novel Chimeric Antigen Receptor (CAR) T-cell therapies based on technology licensed from a leading U.S. cancer treatment and research institution. In total, the Company paid $4,700 to DCT and received Series Seed Preferred Shares representing approximately 19% of the post-investment outstanding shares of DCT. The investment in DCT does not have a readily determinable fair value and has been accounted for as an investment in equity securities on the Condensed Consolidated Balance Sheets at cost less impairment.

The Company considered qualitative impairment factors in determining if there were any signs of impairment of this investment on the balance sheet dates. Specifically, the Company considered the additional adverse changes in the general market condition of the industry in which DCT operates and continued concerns about the investee’s ability to continue as a going concern, due to negative cash flows from operations during the three and six months ended June 30, 2023. Based on these impairment indicators, the Company performed a quantitative fair value measurement as of June 30, 2023. The impairment of the Company's investment in equity securities required the estimation of fair value using unobservable inputs (a Level 3 fair value estimate). The Company used the dynamic options approach, which requires assumptions regarding the expected average volatility of comparable companies, the expected term of its investment, and an estimation of an appropriate risk-free interest rate over the term of its investment. The expected stock price volatility assumption is based upon the average historic volatility of comparable public clinical stage immunotherapy or CAR-T companies. The expected term of the Company's investment is 3.5 years and the risk-free interest rate used is based upon prevailing short-term interest rates over the expected term of the investment. The dynamic options approach was weighted at a 50% outcome probability. An adjusted book value approach was also considered and also weighted at a 50% probability due to DCT's limited cash on hand, status of current fundraising efforts and the estimated timing of a deemed liquidation event occurring as of June 30, 2023. The resulting quantitative valuation concluded that the investment was impaired, and accordingly, an impairment charge of $2,990 was recorded in the Condensed Consolidated Statements of Operations as of June 30, 2023. No indicators of additional impairment were noted and therefore, no impairment charges were recorded during the three months ended  September 30, 2023.

NOTE 5: RESTRICTED CASH

The Company's restricted cash balance of $110 as of September 30, 2023 and December 31, 2022 consisted entirely of cash pledged as security for the Company’s issued commercial credit cards.

NOTE 6: PREPAID EXPENSES

Prepaid expenses consisted of the following:

	As of September 30,	As of December 31,
	2023	2022
Prepaid research and development	$2,832	$3,480
Prepaid insurance	158	387
Professional services	362	130
Other	120	34
Total prepaid expenses	$3,472	$4,031

NOTE 7: RESEARCH AND DEVELOPMENT REBATE RECEIVABLE

 On May 23, 2017, the Company formed a wholly owned subsidiary in Australia called Atossa Genetics AUS Pty Ltd. The purpose of this subsidiary is to perform R&D activities, including some of the Company's clinical trials. Australia offers an R&D cash rebate of $0.435 per dollar spent on qualified R&D activities incurred in the country. For entities with over 80% of revenue from passive sources, the rate increases to $0.485 per dollar. The Australian R&D tax incentive program is a self-assessment process, and as such, the Australian Government has the right to review the Company’s program and related expenditures for a period of four years. If such a review were to occur, and as a result of the review and failure of a related appeal, a qualified program and related expenditures could be disqualified, and the respective R&D rebates of $2,275 collected could be recalled with penalties and interest. The Company uses the grant accounting model by analogy to International Accounting Standards (IAS) 20 to account for the cash rebates received from the Australian government.

During the three and nine months ended September 30, 2023, the Company incurred qualified R&D expenses in Australia of $12 and $98, respectively. Qualified R&D expenses incurred by the Company were $486 and $1,415 during the three and nine months ended September 30, 2022, respectively. The Company collected $713 of R&D cash rebates during three and nine months ended September 30, 2023. During the three and nine months ended September 30, 2022, the Company collected R&D cash rebates of $448 and $1,011, respectively. At September 30, 2023 and December 31, 2022 the Company had total R&D rebate receivables of $28 and $743, respectively.

The Company records the R&D rebate credit in the period in which it incurs the associated R&D cost. The rebate reduced the Research and development expense line item in the Condensed Consolidated Statements of Operations and Comprehensive Loss by $4 and $27 for the three and nine months ended September 30, 2023, and $263 and $763, for the three and nine months ended September 30, 2022, respectively.

NOTE 8: ACCRUED EXPENSES

Accrued expenses consisted of the following:

	As of September 30,	As of December 31,
	2023	2022
Research and development	$993	$1,038
Professional Services	268	21
Total accrued liabilities	$1,261	$1,059

NOTE 9: PAYROLL LIABILITIES

Payroll liabilities consisted of the following:

	As of September 30,	As of December 31,
	2023	2022
Accrued bonuses	$806	$1,060
Accrued vacation	210	224
Accrued payroll	428	241
Total payroll liabilities	$1,444	$1,525

NOTE 10: FAIR VALUE OF FINANCIAL INSTRUMENTS

 The following tables present the Company’s fair value hierarchy for all of its financial assets and liabilities, by major security type, measured at fair value on a recurring basis:

September 30, 2023	Estimated Fair Value	Level 1	Level 2	Level 3

Assets:
Money market account	$91,957	$91,957	$-	$-

December 31, 2022	Estimated Fair Value	Level 1	Level 2	Level 3
Assets:
Money market account	$102,681	$102,681	$-	$-

There were no transfers into or out of Level 3 for the three and nine months ended September 30, 2023. The Company did not have any financial liabilities subject to fair value measurements on a recurring basis as of September 30, 2023 and December 31, 2022.

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

Share Repurchases

On June 27, 2023, the Board of Directors (the Board) authorized a program to repurchase common stock, par value $0.18 per share, up to an aggregate market value of $10,000. The share repurchase program expires on December 31, 2023, but the Board  may suspend, modify, or terminate the share repurchase program at any time. Common stock share repurchases for the three and nine months ended September 30, 2023 were 1,201 and 1,320, respectively and were repurchased for a cost of $1,323, and $1,475, respectively.

Series Convertible Preferred Stock

The Company has designated 750 shares of Series A junior participating preferred stock, par value $0.001 per share, 4 shares of Series A convertible preferred stock, par value $0.001 per share, 25 shares of Series B convertible preferred stock, par value $0.001 per share, and 20 shares of Series C convertible preferred stock, par value $0.001 per share, through the filings of certificates of designation with the Delaware Secretary of State. No shares of Series A junior participating preferred stock, Series A convertible preferred stock or Series C convertible preferred stock were outstanding as of September 30, 2023 and December 31, 2022.

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

Conversion of Series B Convertible Preferred Stock

During the three and nine months ended September 30, 2023 and 2022, there were no conversions of Series B convertible preferred stock.

2021 and 2020 Warrants

The terms and conditions of the warrants are as follows:

Exercisability. Each warrant is exercisable at any time and will expire between 4 and 4.5 years from the date of issuance. The warrants are exercisable, at the option of each holder, in whole or in part by delivering to the Company a duly executed exercise notice and payment in full for the number of shares of the Company's common stock purchased upon such exercise, except in the case of a cashless exercise as discussed below. The number of shares of common stock issuable upon exercise of the warrants is subject to adjustment in certain circumstances, including a stock split or, stock dividend on, or a subdivision, combination or recapitalization of the common stock. Upon the merger, consolidation, sale of substantially all of the Company's assets, or other similar transaction, the holders of warrants shall, at the option of the Company, be required to exercise the warrants immediately prior to the closing of the transaction, or such warrants shall automatically expire. Upon such exercise, the holders of warrants shall participate on the same basis as the holders of common stock in connection with the transaction.

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

Exercise Price. Each warrant represents the right to purchase one share of common stock. In addition, the exercise price per share is subject to adjustment for stock dividends, distributions, subdivisions, combinations or reclassifications, and for certain dilutive issuances. Subject to limited exceptions, a holder of warrants will not have the right to exercise any portion of the warrant to the extent that, after giving effect to the exercise, the holder, together with its affiliates, and any other person acting as a group together with the holder or any of its affiliates, would beneficially own in excess of 4.99% of the number of shares of the Company's common stock outstanding immediately after giving effect to its exercise. The holder, upon notice to the Company, may increase or decrease the beneficial ownership limitation provisions of the warrant, provided that in no event shall the limitation exceed 9.99% of the number of shares of the Company's common stock outstanding immediately after giving effect to the exercise of the warrant.

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

 Warrants Outstanding

As of September 30, 2023, warrants to purchase 21,515 shares of common stock were outstanding, including:

	Outstanding Warrants to Purchase Shares	Exercise Price Per Share	Expiration Date
December 2020 warrants	6,490	$1.00	December 11, 2024-June 21, 2025
January 2021 warrants	4,500	$1.055	July 8, 2025
March 2021 warrants	10,525	$2.88	September 22, 2025
	21,515

Warrant Activity

There were no warrant exercises during the three and nine months ended September 30, 2023 and 2022.

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

The Company’s common stock warrants and preferred stock contractually entitle the holders of such securities to participate in dividends but do not contractually require the holders of such securities to participate in losses of the Company. Accordingly, in periods in which the Company reports a net loss, such losses are not allocated to such participating securities. In periods in which the Company reports a net loss attributable to common stockholders, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders, since dilutive shares of common stock are not assumed to have been issued if their effect is anti-dilutive. The Company reported a net loss attributable to common stockholders for the three and nine months ended September 30, 2023 and 2022.

The following table sets forth the weighted average number of common share equivalents excluded from the calculation of net loss per diluted share because including them would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Options to purchase common stock	20,593	13,751	17,743	12,736
Series B convertible preferred stock	165	165	165	165
Warrants to purchase common stock	21,515	21,515	21,515	21,931
	42,273	35,431	39,423	34,832

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

As a result of the Company’s cumulative losses, management has concluded that a full valuation allowance against the Company’s net deferred tax assets is appropriate. No income tax liabilities existed as of September 30, 2023 and December 31, 2022.

NOTE 14: CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of deposits of cash and cash equivalents including those deposited in money market deposit accounts. Accounts at each institution that contain specified types of deposits are insured by the Federal Deposit Insurance Corporation (FDIC) for up to $250. As of September 30, 2023 and December 31, 2022, the Company had deposits of $93,874 and $110,647, respectively, of cash and cash equivalents in excess of the FDIC insured limit.

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

The Company had lease expense under its office lease during the three and nine months ended September 30, 2023 of $10 and $17, respectively. Lease expense during the three and nine months ended September 30, 2022 was $3 and $12, respectively.

Litigation and Contingencies

The Company is party to various legal proceedings from time to time. On August 18, 2023, Intas Pharmaceuticals LTD. (the Petitioner) filed a Petition for Post Grant Review (PGR) with the U.S. Patent and Trademark Office (the PGR Petition), seeking to invalidate one of the Company's issued patents (U.S. Patent No. 11,572,334) titled “Methods for Making and Using Endoxifen” (the Patent) on the grounds of anticipation and obviousness. The Company intends to contest the Petition and believes that the Patent was properly granted and is valid and enforceable. However, there can be no assurance that the Company will prevail in contesting the Petition. The PGR proceedings, as of the date of this filing, the Company does not believe that there are any other pending legal proceedings or other loss contingencies that will, individually or in aggregate, have a material adverse effect on its financial position, results of operations or cash flows.

Contractual Obligations

Contractual obligations represent the Company's future cash commitments and liabilities under agreements with third party clinical trial service providers. Apart from contracts with a third party clinical trial service provider, such agreements are cancellable upon written notice by the Company. The non-cancellable contracts expire upon completion of the study and release of the final report, or the contracts may be terminated by the clinical trial service provider, by the FDA or another governmental agency. As of September 30, 2023, the Company's estimated non-cancellable commitment was $5,638.

NOTE 16: STOCK-BASED COMPENSATION

On March 24, 2020, the Board approved the adoption of the 2020 Stock Incentive Plan (the 2020 Plan) to provide for the grant of equity-based awards to employees, officers, non-employee directors and other key persons providing services to the Company. No awards may be granted under the 2020 Plan after the date that is 10 years from the date of stockholder approval. An aggregate of 3,000 shares of common stock was initially reserved for issuance in connection with awards granted under the 2020 Plan. On  May 14, 2021, the stockholders approved an additional 15,000 shares available for issuance under the 2020 Plan. 1,979 shares were available for future grants under the 2020 Plan as of September 30, 2023.

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

The Company did not grant options to purchase shares of common stock during the three months ended September 30, 2023. The Company granted 6,691 options to purchase shares of common stock under the 2020 Plan to employees and directors during the nine months ended September 30, 2023.  For the three and nine months ended September 30, 2022, the Company granted 30 and 3,879 options, respectively. The weighted average grant date fair value of options granted during the nine months ended  September 30, 2023 was $0.69. The weighted average grant date fair value of options granted during the three and nine months ended September 30, 2022 was $0.92 and $0.99, respectively. There were no stock options exercised during the three and nine months ended September 30, 2023 and 2022.

                     The Company recognized stock-based compensation expense, which was included under the following captions in the Condensed Consolidated Statements of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
General and administrative	$602	$1,042	$2,813	$3,366
Research and development	324	624	1,289	1,877
Total stock compensation expense	$926	$1,666	$4,102	$5,243

In accordance with the May 26, 2023 severance agreement with the Company's former General Counsel and Chief Financial Officer (CFO), fifty percent of the shares of common stock underlying the CFO's then unvested options accelerated upon his termination. For the nine months ended September 30, 2023, the Company recorded $320 of compensation expense related to these options. In accordance with his severance agreement, the CFO's vested options do not expire until the end of their contractual term. The Company is also obligated to pay $554 over the six month period ending in December 2023 for salary and bonus to the CFO in accordance with his severance agreement.

Options issued and outstanding as of  September 30, 2023 and related activities during the nine months ended September 30, 2023 were as follows:

	Number of Underlying Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Contractual Life Remaining in Years	Aggregate Intrinsic Value
Outstanding as of January 1, 2023	13,906	$2.35
Granted	6,691	$0.82		$27
Exercised	-	-
Forfeited	(419)	$0.90
Expired	(4)	$870.40
Outstanding as of September 30, 2023	20,174	$1.68	7.86	$117
Exercisable as of September 30, 2023	13,704	$2.04	7.13	$24
Vested and expected to vest	20,174	$1.68	7.86	$117

On September 30, 2023, there were 6,470 unvested options outstanding, and the related unrecognized total compensation cost associated with these options was $4,372. This expense is expected to be recognized over a weighted-average period of 2.28 years from September 30, 2023.

NOTE 17: DEFINED CONTRIBUTION PLAN

The Company has a defined contribution plan to which employees of the Company may defer contributions for income tax purposes. Participants are eligible to receive employer matching contributions up to 6% of deferrals. Employees may also be eligible for a discretionary match over 6%. Defined contribution plan employer matching contributions for the three and nine months ended September 30, 2023 were $31 and $137, respectively, and for the same periods in 2022, were $34 and $102, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (dollar amounts in thousands, except per share amounts)

The following discussion of our financial condition and results of operations should be read in conjunction with the Condensed Consolidated Financial Statements and the related notes included elsewhere in this report. This discussion contains forward-looking statements, which are based on assumptions about the future of our business. Actual results, outcomes and the timing of results or outcomes could differ materially from those contained in the forward-looking statements. Please read “Forward-Looking Statements” included below for additional information regarding forward-looking statements.

Forward-Looking Statements

This report contains, in addition to historical information, certain information, assumptions and discussions that may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act) and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). We have made these statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are subject to certain risks and uncertainties which could cause actual results, outcomes and the timing of results or outcomes to differ materially from those projected or anticipated. Although we believe our assumptions underlying our forward-looking statements are reasonable as of the date of this report, we cannot assure you that the forward-looking statements set out in this report will prove to be accurate. We may identify these forward-looking statements by the use of forward-looking words such as “expect,” “potential,” “continue,” “may,” “will,” “should,” “could,” “would,” “seek,” “intend,” “plan,” “estimate,” “anticipate,” “believe,” “future,” or the negative versions of these words or other comparable words. All statements other than statements of historical fact, including statements regarding guidance, industry prospects, or future results of operations or financial position made in this report are forward-looking. Forward-looking statements contained in this report include, but are not limited to, statements about:

●

the impact of inflation, rising interest rates, general economic slowdown or a recession, the prospect of a shutdown of the U.S. federal government, foreign exchange rate volatility, financial institution instability, changes in monetary policy and increasing geopolitical instability, including the conflict in Ukraine, the conflict in Israel and surrounding areas and rising tensions between China and Taiwan, on our business, our ability to access capital markets, our operating costs and our supply chain;

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

●	our ability to successfully defend litigation and other similar complaints that may be brought in the future, in a timely manner and within the coverage, scope and limits of our insurance policies;

●	our ability to establish and maintain intellectual property rights covering our products;

●	our increased risk of theft or misappropriation of our intellectual property and other proprietary technology outside of the U.S.;

●	our expectations regarding, and our ability to satisfy, federal, state and foreign regulatory requirements;

●	our ability to regain compliance with the continued listing requirements of the Nasdaq Capital Market (Nasdaq);

●	the accuracy of our estimates of the size and characteristics of the markets that our products and services may address;

●	whether final study results will vary from preliminary study results that we may announce;

●	our expectations as to future financial performance, expense levels and capital sources;

●	our ability to attract and retain key personnel;

●	our ability to execute our share repurchase program as planned; and

●	our ability to raise capital.

These and other forward-looking statements made in this report are presented as of the date of the filing of this report. We have discussed certain important factors, risks and uncertainties in the section titled “ITEM 1A. RISK FACTORS,” that we believe could cause our actual results, events or outcomes, or the timing of these results or outcomes, to differ materially from our anticipated results, events or outcomes, or the anticipated timing of these results or outcomes. Our forward-looking statements do not reflect the potential impact of any new information, future events or circumstances that may affect our business after the date of this report. Except as required by law, we do not intend to update any forward-looking statements after the date on which the statement is made, whether as a result of new information, future events or circumstances or otherwise.

Company Overview

We are a clinical-stage biopharmaceutical company developing proprietary innovative medicines in areas of significant unmet medical need in oncology, with a current focus on breast cancer and other breast conditions. Our lead drug candidate under development is oral (Z)-endoxifen, which we are developing in two settings: one to treat estrogen receptor positive (ER+), human epidermal growth factor receptor 2 (HER2-) breast cancer by reducing tumor cell activity prior to surgery and another one to reduce dense breast tissue in women. Reducing tumor cell activity in the neoadjuvant (prior to surgery) setting could make surgery more effective and reduce the risk of recurrence. There are currently limited neoadjuvant treatment options for ER+ breast cancer. More than an estimated 10 million women in the U.S. and millions more worldwide have high breast density, which reduces the ability of mammograms to detect cancer and increases the risk of breast cancer. There is no FDA-approved treatment for breast density.

We have been granted three U.S. patents and one international patent covering our proprietary (Z)-endoxifen, and we have numerous applications pending in the U.S. and in other major countries. We have patent protection covering our proprietary (Z)-endoxifen through November 17, 2038.

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

In October 2022, we received authorization from the U.S. FDA for our Investigational New Drug (IND) application for oral (Z)-endoxifen. The study, “A Randomized Phase 2 Noninferiority Trial of (Z)-endoxifen and Exemestane + Goserelin as Neoadjuvant Treatment in Premenopausal Women with ER+/HER2- Breast Cancer,” also known as “EVANGELINE.” The study is an open-label, randomized, Phase 2 study designed to investigate (Z)-endoxifen for the neoadjuvant treatment of premenopausal women ages 18 and older with early stage (Grade 1 or 2) ER+/HER2- breast cancer. In July 2023, Health Canada issued a "No Objection Letter" following our Clinical Trial Application for our Phase 2 EVANGELINE study. This means we can begin to open sites and enroll patients in our Phase 2 EVANGELINE study throughout Canada.

The study is expected to enroll approximately 180 patients at up to 25 sites. EVANGELINE is a two-part study consisting of a PK Run-in Cohort and a Treatment Cohort. The primary objective of the Treatment Cohort is to evaluate the endocrine sensitive disease (ESD) rate, measured by Ki-67 (a proliferation marker prognostic for disease free survival), after four weeks of treatment with (Z)-endoxifen compared to treatment with current standard of care, exemestane + goserelin. Exemestane is an aromatase inhibitor designed to block the synthesis of estrogen and slow the growth of ER+ cancers. Goserelin is a medication given to block the ovaries from making estrogen, also called ovarian function suppression.

In June 2023, the first arm of the PK Run-in Cohort of the Phase 2 EVANGELINE study was fully enrolled. The first dose group consists of six patients, all of whom were treated with (Z)-endoxifen at 40 mg/day for four weeks. Eligible subjects could continue an optional treatment extension for up to a total of 6 months of treatment. The goal of the PK run-in cohort is to identify the appropriate dose of (Z)-endoxifen to deliver the steady state plasma concentrations required to effectively target PKC beta 1 inhibition and enhance (Z)-endoxifen’s antitumor mechanism of action. While the 40 mg/day dose was well tolerated and did not meet any pre-specified toxicity criteria after 4 weeks on drug, the dose did not achieve optimal plasma concentrations. Therefore, per protocol, the 80 mg/day dose level will commence. Identifying the optimal dose is an important milestone as it can allow us to initiate the Treatment Cohort and activate additional sites, which may increase the speed of recruitment for the EVANGELINE study.

In March 2023, a second Phase 2 trial investigating oral (Z)-endoxifen as a neoadjuvant treatment for women diagnosed with locally advanced ER+ breast cancer was initiated. This trial is a study arm in the ongoing I‑SPY 2 clinical trial. The I-SPY 2 TRIAL is a collaborative effort among academic investigators from major cancer research centers across the United States, Quantum Leap Healthcare Collaborative, the U.S. FDA, and the Foundation for the National Institutes of Health (FNIH) Cancer Biomarkers Consortium. Approximately 20 patients will be treated with (Z)-endoxifen for up to 24 weeks prior to surgery. Enrollment is ongoing in the Phase 2 I-SPY clinical trial.

Z)-endoxifen for Ductal Carcinoma In Situ. Ductal carcinoma in situ (DCIS) is a pre-cancerous lesion of the breast. It rarely produces symptoms, or a breast lump one can feel, typically being detected through screening mammography. In some cases, DCIS may become invasive and spread to other tissues, but there is no way of determining which lesions will remain stable without treatment, and which will go on to become invasive. This uncertainty can result in aggressive and unnecessary treatment approaches that can have harmful side effects without significant benefit.

In October 2023, Quantum Leap Healthcare Collaborative announced the initiation of the Phase 2 DCIS: Re-Evaluating Conditions for Active Surveillance Suitability as Treatment (RECAST) study. (Z)-endoxifen is being investigated as part of this platform trial, which offers women with DCIS six months of neoadjuvant treatment with the intent of determining their suitability for long-term active surveillance without surgery. Approximately 100 patients will be treated with (Z)-endoxifen. The study incorporates both a neoadjuvant therapy phase, with patients at high risk for progression to invasive disease proceeding to surgery, followed by an extended surveillance phase for low-risk patients.

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

Investment in CAR-T Company

On December 23, 2022, we closed our previously announced investment in Dynamic Cell Therapies, Inc. (DCT), a privately-held, venture capital-backed, developer of CAR-T therapies. DCT is in the pre-clinical phase of developing controllable CAR-T cells to address difficult-to-treat cancers. Its platform technology of dynamic control of engineered T-cells is designed to improve the safety, efficacy, and durability of CAR-T cell therapies. While its initial focus is hematologic malignancies, DCT's innovative approach could also have broad applicability in solid tumors and autoimmune diseases. Our investment in DCT resulted in our owning approximately 19% of the outstanding capital stock of DCT. See Note 4.

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

Investments in Equity Securities

Our investment in DCT Series Seed Preferred Stock does not have a readily determinable fair value, so we have elected to measure the investment at cost less impairment. As part of preparing our Condensed Consolidated Financial Statements, we considered qualitative impairment factors in determining if an impairment analysis is required. Specifically, we considered the adverse change in the general market condition of the industry in which DCT operates and concerns about the investee’s ability to continue as a going concern, due to negative cash flows from operations. Based on these impairment indicators, we performed a fair value measurement using a dynamic options approach. The Company used the dynamic options approach, which requires assumptions regarding the expected average volatility of comparable companies, the expected term of our investment, and an estimation of an appropriate risk-free interest rate over the term of our investment. The expected stock price volatility assumption is based upon the average historic volatility of comparable public clinical stage immunotherapy or CAR-T companies. The expected term of our investment is 3.5 years and the risk-free interest rate used is based upon prevailing short-term interest rates over the expected term of the investment. The dynamic options approach was weighted at a 50% outcome probability. An adjusted book value approach was also considered and also weighted at a 50% probability due to DCT's limited cash on hand, status of current fundraising efforts and the estimated timing of a deemed liquidation event occurring as of June 30, 2023. The resulting quantitative valuation concluded that the investment was impaired, and accordingly, an impairment charge of $2,990 was recorded in the Condensed Consolidated Statements of Operations as of June 30, 2023. No indicators of additional impairment were noted and therefore, no impairment charges were recorded during the three months ended September 30, 2023.

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

Stock-Based Compensation

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

Results of Operations

Comparison of the Three Months Ended September 30, 2023 and 2022

Revenue and Cost of Revenue:

For the three months ended September 30, 2023 and 2022, we had no source of sustainable revenue and no associated cost of revenue.

Operating Expenses:

The following table provides a breakdown of major categories within Research and Development (R&D) and General and Administrative (G&A) expenses for the three months ended September 30, 2023 and 2022, together with the dollar and percentage change in those categories:

	September 30, 2023	September 30, 2022	Change	% Change
Research and Development
Clinical and non-clinical trials	$3,365	$3,663	$(298)	(8%)
Compensation	763	1,050	(287)	(27%)
Professional fees and other	339	447	(108)	(24%)
Research and Development Total	$4,467	$5,160	$(693)	(13%)

General and Administrative
Compensation	$1,534	$1,743	$(209)	(12%)
Legal and professional fees	946	699	247	35%
Insurance and other	521	603	(82)	(14%)
General and Administrative Total	$3,001	$3,045	$(44)	(1%)

Total operating expenses were $7,468 for the three months ended September 30, 2023, which was a decrease of $737, or 9%, from the three months ended September 30, 2022. Factors contributing to the decreased operating expenses for the three months ended September 30, 2023 are explained below.

Research and Development Expenses: R&D expenses for the three months ended September 30, 2023 were $4,467, a decrease of $693 from R&D expenses for the three months ended September 30, 2022 of $5,160. (Z)-endoxifen is our one product candidate for which the company incurs R&D expense and therefore R&D expenses have not been further disaggregated. Key changes were as follows:

•

The decrease in R&D expense was attributed primarily to decreased spending on clinical and non-clinical trials of $298 compared to the prior year period due to decreased spending on (Z)-endoxifen trial costs.

•

The decrease in R&D compensation expense for the three months ended September 30, 2023 compared to the prior year period was primarily attributable to the decrease in non-cash stock-based compensation expense of $300 due to the weighted average fair value of options amortizing in 2023 being lower quarter over quarter.

•

The decrease in R&D professional fees for the three months ended September 30, 2023 compared to the prior year period was primarily attributable to the higher consulting fees in 2022 related to our immunotherapy research.

G&A Expenses: G&A expenses for the three months ended September 30, 2023, were $3,001, a decrease of $44 from total G&A expenses for the three months ended September 30, 2022 of $3,045. Key changes were as follows:

•

The decrease in G&A compensation expense of $209 for the three months ended September 30, 2023 compared to the prior year period, was primarily attributable to the decrease in non-cash stock-based compensation expense of $440 due to the weighted average fair value of options amortizing in 2023 being lower quarter over quarter. This decrease for the three months ended September 30, 2023 was partially offset by an increase of $231 in cash compensation due to increase headcount compared to the prior year period.

•

G&A legal and professional fees increased by $247 for the three months ended September 30, 2023 compared to the prior year period due to an increase in legal fees for patent-related activity of $76 and an increase in professional fees of $171 due to higher investor relations costs.

Interest Income: Interest income was $1,274 for the three months ended September 30, 2023, an increase of $1,080 from interest income of $194 for the three months ended September 30, 2022. The increase was due to the higher average balance invested in money market funds of $41,905 and higher average interest rates for the three months ended September 30, 2023 compared to the prior year period.

Income Taxes: We did not record an income tax expense or benefit for the three months ended September 30, 2023 and 2022 due to uncertainty regarding utilization of our net operating loss carryforwards and our history of losses.

Comparison of the Nine Months Ended September 30, 2023 and 2022

Revenue and Cost of Revenue:

For the nine months ended September 30, 2023 and 2022, we had no source of sustainable revenue and no associated cost of revenue.

Operating Expenses:

The following table provides a breakdown of major categories within R&D and G&A expenses for the nine months ended September 30, 2023 and 2022, together with the dollar and percentage change in those categories:

	September 30, 2023	September 30, 2022	Change	% Change
Research and Development
Clinical trials	$8,239	$6,772	$1,467	22%
Compensation	2,696	3,249	(553)	(17%)
Professional fees and other	745	776	(31)	(4%)
Exclusivity agreements	-	(700)	700	(100%)
Research and Development Total	$11,680	$10,097	$1,583	16%

General and Administrative
Compensation	$6,153	$5,573	$580	10%
Legal and professional fees	2,835	2,044	791	39%
Insurance and other	1,690	1,839	(149)	(8%)
General and Administrative Total	$10,678	$9,456	$1,222	13%

Total operating expenses were $22,358 for the nine months ended September 30, 2023, which was an increase of $2,805, or 14%, from the nine months ended September 30, 2022. Factors contributing to the increased operating expenses for the nine months ended September 30, 2023 are explained below.

Research and Development Expenses: R&D expenses for the nine months ended September 30, 2023, were $11,680, an increase of $1,583 from total R&D expenses for the nine months ended September 30, 2022 of $10,097. Key changes were as follows:

•

The increase in R&D expense was primarily due to increased spending on clinical and non-clinical trials of $1,467 compared to the prior year period due to increased spending on (Z)-endoxifen trial costs.

•

The decrease in R&D compensation expense for the nine months ended September 30, 2023 compared to the prior year period was primarily due to a decrease in non-cash stock-based compensation of $588. Non-cash stock-based compensation decreased compared to the prior year period due to the weighted average fair value of options amortizing in 2023 being lower period over period.

•

An exclusivity agreement refund in the prior year period of $1,000 from a research institution with which the Company had an exclusive right to negotiate for the acquisition of worldwide rights of two oncology programs. No exclusivity payments were made or refunded during the nine months ended September 30, 2023.

G&A Expenses: G&A expenses for the nine months ended September 30, 2023, were $10,678, an increase of $1,222 from total G&A expenses for quarter ended September 30, 2022 of $9,456. Key changes were as follows:

•

The increase in G&A compensation expense of $580 for the nine months ended September 30, 2023 compared to the prior year period partially due to an increase in cash compensation expense of $1,133, offset by a decrease in non-cash stock-based compensation of $553. The increase in compensation expense compared to the prior year period was primarily driven by salary and bonus severance costs for our former General Counsel and Chief Financial Officer (CFO) of $554, an increase of $579 due to compensation for new employees as well as an increase in salaries, bonus and benefits overall. Non-cash stock-based compensation decreased by $553 in part due to a decrease in other employee non-cash stock-based compensation expense of $873 due to the decrease in the weighted average fair value of options amortizing in 2023 was lower period over period. This decrease was partially offset by the acceleration of expense recognized for options granted to the CFO of $320.

•

G&A legal and professional fees increased by $791 for the nine months ended September 30, 2023 compared to the prior year period due to an increase in legal fees for higher patent-related activity of $421 and an increase in professional fees of $370 primarily due to higher investor relations costs.

Interest Income: Interest income was $3,107 for the nine months ended September 30, 2023, an increase of $2,900 from interest income of $207 for the nine months ended September 30, 2022. The increase was due to the higher average balance invested in a money market funds of $44,513 and higher average interest rates for the nine months ended September 30, 2023 compared to the prior year period.

Impairment Charge on Investment in Equity Securities: For the nine months ended September 30, 2023, we wrote down our investment in DCT by $2,990 due to an impairment. For the nine months ended September 30, 2022 there was no investment in equity securities or related impairment. Refer to Note 4.

Income Taxes: We did not record an income tax expense or benefit for the nine months ended September 30, 2023 and 2022 due to uncertainty regarding utilization of our net operating loss carryforwards and our history of losses.

Liquidity and Capital Resources

We have incurred net losses and negative operating cash flows since inception. For the nine months ended September 30, 2023, we recorded a net loss of $22,340 and used $15,370 of cash in operating activities. As of September 30, 2023, we had $94,031 in unrestricted cash and cash equivalents and working capital of $94,204. We believe we have sufficient cash and cash equivalents to fund our projected operating requirements for at least the next 12 months.

Cash Flows

As of September 30, 2023, we had cash, cash equivalents and restricted cash of $94,141.

Net Cash Flows from Operating Activities: Net cash used in operating activities was $15,370 for the nine months ended September 30, 2023, compared to net cash used of $16,237 for the same period in 2022, a decrease of $867. Cash used in operating activities during 2023 primarily related our net loss of $22,340, adjusted for non-cash items such as non-cash stock-based compensation expense of $4,102, non-cash impairment charge on investment in equity securities of $2,990 and net cash outflows from a change in our operating assets and liabilities of $131. Cash used in operating activities during 2022 primarily related to our net loss of $19,469, adjusted for non-cash share-based compensation expense of $5,243 and net cash outflows from a change in our operating assets and liabilities of $2,020.

Net Cash Flows from Investing Activities: Net cash used in investing activities was $14 for the nine months ended September 30, 2023, compared to net cash used in investing activities of $2,719 for the nine months ended September 30, 2022. Current period cash used in investing activities was primarily related to purchases of new computers while prior period cash used in investing activities was primarily related to the deposit on investment in equity securities of $2,700.

Net Cash Flows from Financing Activities: Net cash used in financing activities was $1,475 for the repurchase of common stock under the Share Repurchase Program for the nine months ended September 30,2023. No cash was used in financing activities during the nine months ended September 30, 2022.

Funding Requirements

We expect to incur ongoing operating losses for the foreseeable future as we continue to develop our planned therapeutic programs, including related clinical studies and other programs in the pipeline. Our future funding requirements will depend on many factors, including:

•	the costs of manufacturing drugs under development, the costs associated with clinical and non-clinical trials and associated salaries and benefits;

•	the extent to which we enter into contracts or invest in third parties in order to further develop our drug candidates;

•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending other intellectual property-related claims; and

•	the costs and fees associated with the discovery, acquisition or license of additional product candidates or technologies.

If we are unable to raise additional capital when needed on reasonable terms, if at all, we could be forced to curtail or cease our operations. Our future capital uses and requirements will depend on the time and expenses needed to begin and continue clinical trials for our new drug developments.

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

On September 26, 2023, we were notified by Nasdaq that we were not in compliance with Nasdaq Listing Rule 5550(a)(2) because our common stock failed to maintain a minimum closing bid price of $1.00 per share for 30 consecutive business days. We have until March 25, 2024 to either regain compliance or request additional time to regain compliance. If we are unable to regain compliance with Nasdaq Listing Rule 5550(a)(2), and if our stock price continues not to satisfy the $1.00 minimum bid price requirement or we otherwise fail to satisfy other continued listing requirements, we may be delisted from Nasdaq, which could adversely affect our stock price, liquidity, and our ability to raise funding.

Contractual Obligation

Our contractual obligations represent our future cash commitments and liabilities under agreements with third party clinical trial service providers. Apart from contracts with a third party clinical trial service provider, such agreements are cancellable upon written notice by us. The non-cancellable contracts expire upon completion of the study and release of the final report, or the contract may be terminated by the clinical trial service provider, by the FDA or another governmental agency. As of September 30, 2023, our estimated non-cancellable commitment was $5,638.

Share Repurchase Program

In June 2023, our Board of Directors (the Board) authorized a program to repurchase up to $10,000 of our common stock (the Share Repurchase Program). The Share Repurchase Program expires on December 31, 2023 and does not obligate us to acquire any specific number of shares. Under the Share Repurchase Program, shares of common stock may be repurchased using a variety of methods, including privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act, as part of accelerated share repurchases and other methods. The timing, manner, price and amount of any repurchases are determined by the Board in its discretion and depend on a variety of factors, including legal requirements, price and economic and market conditions. Common stock share repurchases for the three and nine months ended September 30, 2023 were 1,201 and 1,320, respectively and were repurchased for a cost of $1,323, and $1,475, respectively.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2023, pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports that are filed or furnished under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (SEC). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or furnished under the Exchange Act is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of September 30, 2023, our Principal Executive Officer and Principal Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended September 30, 2023, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are, and from time to time we may become, involved in legal proceedings or be subject to claims arising in the ordinary course of business. For a discussion of our legal proceedings, see Note 15. We are not presently a party to any other legal proceedings that in the opinion of our management and if determined adversely to us, would individually or taken together have a material adverse effect on our condensed consolidated results of operations, financial condition or cash flows.

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

Risks Related to the Securities Markets and Investment in our Securities.

●

Our shares of common stock are listed on the Nasdaq Capital Market, but we cannot guarantee that we will be able to regain compliance with the continued listing standards or satisfy the continued listing standards going forward.

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

Purchasing shares of common stock is an investment in our securities and involves a high degree of risk and uncertainty. You should carefully consider the following information about these risks and uncertainties, together with the other information contained in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, before purchasing our securities. If any of the following risks and uncertainties actually occur, our business, financial condition and results of operations may suffer. In that case, the market price of our common stock could decline, and you may lose part or all of your investment in our Company. Additional risks and uncertainties of which we are not presently aware or that we currently believe are immaterial may also harm our business and results of operations.

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

Although we believe we have sufficient capital resources to fund our operations for at least the next 12 months based on our current business plan, our business plan may change and may require greater expenditures of capital than currently anticipated, in particular, due to expenditures relating to strategic transactions. We have not yet established an ongoing source of revenue sufficient to cover operating costs and allow us to continue as a going concern. Our ability to continue as a going concern is dependent on obtaining adequate capital to fund operating losses until we become profitable. If we are unable to obtain adequate capital on reasonable terms, if at all, including due to macroeconomic factors, such as rising interest rates, the inflationary environment, recessionary fears and instability in financial institutions, we may be unable to develop and commercialize our product offerings or increase our geographic reach and we could be forced to cease operations.

We will need to raise substantial additional capital in the future to fund our operations and we may be unable to raise such funds when needed and on acceptable terms.

For the nine months ended September 30, 2023, we incurred a net loss of approximately $22.3 million, and we have an accumulated deficit of approximately $178.5 million since inception. As of September 30, 2023, we had cash and cash equivalents of approximately $94.0 million. Because we have no current sources of revenue, we expect that we will need to raise capital again in the future to continue to fund our operations. When we elect to raise additional funds or when additional funds are required, we may raise such funds through public or private equity offerings, debt financings, corporate collaboration and licensing arrangements or other financing alternatives. These financing arrangements may not be available on acceptable terms, if at all. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may be prevented from developing our pharmaceutical candidates, pursuing acquisitions, and investing in other companies, including as a sponsor or investor in special purpose acquisition companies, licensing, development and commercialization efforts, and our ability to continue our operations, generate revenues, and achieve or sustain profitability may be substantially harmed. We currently have fewer than five million shares of common stock authorized that are not reserved for specific purposes. Although we proposed to our stockholders, at our 2021 and 2022 annual stockholders’ meetings and at a special meeting of stockholders held in September 2021, that our amended and restated certificate of incorporation, as amended, be further amended to add additional authorized shares for various potential purposes, including potential capital raising transactions, our stockholders did not approve such proposals and may not approve a similar proposal in the future. A lack of authorized shares may limit our ability to raise capital when needed.

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

We have a limited operating history and have incurred net losses each year. Our net operating loss for the nine months ended September 30, 2023, was approximately $22.3 million. We will continue to incur further losses in connection with research and development costs for development of our programs, including ongoing and additional clinical studies.

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

The laws of some foreign countries do not protect our proprietary rights to the same extent as U.S. laws, and we may encounter significant problems in protecting our proprietary rights in these countries. Even in the U.S., the patent positions of diagnostic companies and pharmaceutical and biotechnology companies, including our patent position, are generally highly uncertain, particularly after the Supreme Court decisions Mayo Collaborative Services v. Prometheus Laboratories, 132 S. Ct. 1289 (2012), Association for Molecular Pathology v. Myriad Therapeutics, Inc., 133 S. Ct. 2107 (2013), and Alice Corp. v. CLS Bank International, 134 S. Ct. 2347 (2014), and the Federal Circuit Court decisions Athena Diagnostics, Inc. v. Mayo Collaborative Servs., LLC, 915 F.3d 743 (Fed. Cir. 2019) and Amgen Inc. v. Sanofi, 987 F.3d 1080 (Fed. Cir. 2021). Our patent positions also involve complex legal and factual questions, for which important legal principles remain unresolved. No consistent policy regarding the breadth of claims allowed in pharmaceutical and biotechnology companies’ patents has emerged to date in the U.S. Furthermore, in the biotechnology and pharmaceutical fields, courts frequently render opinions that may affect the patentability of certain inventions or discoveries, including opinions that may affect the patentability of methods for diagnostics, personalized medicine, and analysis and comparison of DNA and, therefore, any patents issued to us may be challenged and potentially invalidated or found ineligible. We will be able to protect our proprietary rights from unauthorized use by third-parties only to the extent that our proprietary technologies and any future tests and products are covered by valid and enforceable patents or are effectively maintained as trade secrets. In addition, our patent applications may never issue as patents, and the claims of any issued patents may not afford meaningful protection for our products, technology or tests.

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

On August 30, 2023, we announced that Intas Pharmaceuticals LTD. (the "Petitioner") had filed a Petition for Post Grant Review ("PGR") with the U.S. Patent and Trademark Office (the "PGR Petition") relating to one of our issued patents (U.S. Patent No. 11,572,334), titled, "Methods for Making and Using Endoxifen," (the "Patent"). We intend to contest the PGR Petition and believe that the Patent was properly granted and is valid and enforceable. However, there can be no assurance that we will prevail in contesting the PGR Petition. If we do prevail in contesting the PGR Petition, the Petitioner will be estopped from raising arguments in subsequent litigation that were raised, or reasonably could have been raised, during the PGR proceedings.

On September 28, 2023, the Indian Pharmaceutical Alliance (the “Opponent”) filed a Pre-Grant Opposition (the “Opposition”) against our pending Indian Patent Application No. 202017009369, titled, “Methods of Making and Using Endoxifen,” (the “Patent Application”). We intend to assess the value of the Patent Application to our current and future business opportunities, and if of sufficient value, we will consider contesting the Opposition. However, there can be no assurance that we will contest the Opposition and that if we choose to do so, that we would prevail in contesting the Opposition.

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

As is the case with other biotechnology and pharmaceutical companies, our success is heavily dependent on our intellectual property, particularly on obtaining and enforcing patents. Obtaining and enforcing patents in the biotechnology and pharmaceutical industries involve both technological and legal complexity, and is therefore costly, time-consuming and inherently uncertain. For the past several years, the U.S. has conducted proceedings involving post-issuance patent review procedures, such as inter partes review (IPR), and post-grant review and covered business methods. These proceedings are conducted before the Patent Trial and Appeal Board (PTAB), of the USPTO. Each proceeding has different eligibility criteria and different patentability challenges that can be raised. In this regard, the IPR process permits any person (except a party who has been litigating the patent for more than a year) to challenge the validity of a U.S. patent on the grounds that it was anticipated or made obvious by prior art consisting of patents or printed publications. As a result, non-practicing entities associated with hedge funds, pharmaceutical companies who may be our competitors and others have challenged certain valuable pharmaceutical U.S. patents based on prior art through the IPR process. A decision in such a proceeding adverse to our interests could result in the loss of valuable patent rights, which would have a material adverse effect on our business, financial condition, results of operations and growth prospects. For example, the PGR Petition relating to one of our issued patents, see Note 15.  Any potential future changes to the U.S. patent system could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business, financial condition, results of operations and growth prospects. Further, recent U.S. Supreme Court rulings have narrowed the scope of patent protection available in certain circumstances and weakened the rights of patent owners in certain situations. In particular, on March 20, 2012, the U.S. Supreme Court issued the Mayo Collaborative Services v. Prometheus Laboratories, Inc. decision, holding that several claims drawn to measuring drug metabolite levels from patient samples were not patentable subject matter. The full impact of the Mayo Collaborative Services v. Prometheus Laboratories, Inc. decision on diagnostic and certain method claims is uncertain. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents once obtained. Depending on decisions by the U.S. Congress, the federal courts, and the USPTO, the laws and regulations governing patents could change in unpredictable ways that could weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future. The standards that courts use to interpret patents are not always applied predictably or uniformly and may evolve, particularly as new technologies develop. In addition, changes to patent laws in the U.S. or other countries may be applied retroactively to affect the validity, enforceability, or term of our patent. For example, the U.S. Supreme Court has modified some legal standards applied by the USPTO in examination of U.S. patent applications, which may decrease the likelihood that we will be able to obtain patents and may increase the likelihood of challenges to patents we obtain or license.

We may not be able to protect our intellectual property rights throughout the world.

Filing, prosecuting and defending patents on our products in all countries throughout the world would be prohibitively expensive. In addition, the laws of some foreign countries do not protect intellectual property rights in the same manner and to the same extent as laws in the U.S. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the U.S. For example, the Indian Pharmaceutical Alliance filed a Pre-Grant Opposition against our pending Indian Patent Application. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and further, may export otherwise infringing products to territories where we have patent protection, but enforcement of such patent protection is not as strong as that in the U.S. These products may compete with our products and services, and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing with our products.

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

Our commercial success depends in part on our avoiding infringement of the patents and proprietary rights of third parties, including the intellectual property rights of competitors. There is a substantial amount of litigation, both within and outside the U.S., involving patents and other intellectual property rights in the medical device and pharmaceutical fields, as well as administrative proceedings for challenging patents, including inter partes review, post-grant review, derivation, and reexamination proceedings before the USPTO or oppositions and other comparable proceedings in various foreign jurisdictions. For example, the PGR Petition and the Indian Pharmaceutical Alliance Pre-Grant Opposition. These procedures bring uncertainty to the possibility of challenges to our patents in the future, including those patents perceived by our competitors as blocking entry into the market for their products, and the outcome of such challenges. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we are developing our products. As the medical device, biotechnology, and pharmaceutical industries expand and more patents are issued, the risk increases that our activities related to our products may give rise to claims of infringement of the patent rights of others.

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

Risks Related to the Securities Markets and Investment in our Securities.

Our shares of common stock are listed on the Nasdaq Capital Market, but we cannot guarantee that we will be able to to regain compliance with the continued listing standards or satisfy the continued listing standards going forward, which could make it more difficult for our stockholders to sell their shares.

Our shares of common stock are listed on the Nasdaq Capital Market (Nasdaq), and as such, we are required to satisfy the continued listing standards of Nasdaq to maintain our listing. On September 26, 2023, we received a letter from Nasdaq stating we were not in compliance with Nasdaq Listing Rule 5550(a)(2) because our common stock failed to maintain a minimum closing bid price of $1.00 per share for 30 consecutive business days. The notification of noncompliance had no immediate effect on the listing or trading of our common stock on Nasdaq, and we have until March 25, 2024 to either regain compliance or request additional time to regain compliance. We intend to actively monitor our common stock bid price between now and March 25, 2024, and will consider available options to resolve the deficiency and regain compliance with the minimum bid price requirement.

However, we cannot assure you that we will be able to regain compliance with the minimum closing bid price requirement or satisfy the continued listing standards of Nasdaq going forward.

If we are unable to regain compliance with Nasdaq Listing Rule 5550(a)(2), and if our stock price continues not to satisfy the $1.00 minimum bid price requirement, or if we otherwise fail to satisfy other continued listing requirements, Nasdaq may commence delisting procedures against us, which could result in our stock being removed from listing on Nasdaq and we could face significant material adverse consequences, including:

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

Additionally, on June 21, 2023, we received a letter from Nasdaq stating that we were not in compliance with Nasdaq Listing Rule 5605(b)(1), which requires a board of directors comprised of a majority of independent directors, due to the appointment of Mr. Weaver, formerly an independent director, as our Executive Vice President and Chief Financial Officer. In accordance with Nasdaq Listing Rule 5605(b)(1)(A), we were provided until the earlier of our next annual meeting of stockholders or June 1, 2024 to evidence compliance with the rule. If we did not regain compliance by this deadline, Nasdaq could have issued a delisting determination.

On October 5, 2023, with the resignation of Mr. Weaver as a director and our Executive Vice President and Chief Financial Officer, we regained compliance with Nasdaq Listing Rule 5605(b)(1).

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
●

macroeconomic industry, geopolitical and market conditions, including, but not limited to, rising interest rates, the inflationary environment, recessionary fears, rising geopolitical instability including the conflict in Israel and surrounding areas and rising tensions between China and Taiwan and the prospect of a shutdown of the U.S. federal government;

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchases of our common stock in the three months ended September 30, 2023 were as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2023 to July 31, 2023	719,528	$1.18	719,528	$8,980,020
August 1, 2023 to August 31, 2023	481,136	$0.91	481,136	$8,524,761
September 1, 2023 to September 30, 2023	—	—	—	$8,524,761
Total	1,200,664		1,200,664	$8,524,761

(1)    In June 2023, the Board of Directors authorized a program to repurchase up to $10.0 million of  our common stock. The Share Repurchase Program expires on December 31, 2023 and does not obligate us to acquire any specific number of shares. Under the Share Repurchase Program, shares of common stock may be repurchased using a variety of methods, including privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act, as part of accelerated share repurchases and other methods. The timing, manner, price and amount of any repurchases are determined by the Board in its discretion and depend on a variety of factors, including legal requirements, price and economic and market conditions. All repurchases disclosed in the table were made pursuant to the publicly announced Share Repurchase Program.

(2)    Average price paid per share includes brokers fees and other costs associated with the repurchases, when applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM  6. EXHIBITS

EXHIBIT INDEX

Incorporated by Reference Herein
Exhibit No.	Description	Form	Date

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith

31.2	Certification Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act	Furnished herewith

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act	Furnished herewith

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 13, 2023

/s/ Steven C. Quay
President and Chief Executive Officer
(On behalf of the Registrant)

/s/ Heather Rees
Heather Rees
Senior Vice President, Finance and Accounting
(As Principal Financial and Accounting Officer)