Form 10-Q
period 2024-03-31
ATOSSA THERAPEUTICS, INC.
filed 2024-05-13
CIK 1488039

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from XXXXXXXX XX, XXXX to XXXXXXXX XX, XXXX

Commission File Number: 001-35610

ATOSSA THERAPEUTICS, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	26-4753208
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
107 Spring Street Seattle, WA	98104
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (206) 588-0256

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.18 par value	ATOS	The Nasdaq Capital Market

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

As of May 1, 2024, the registrant had 125,757,416 shares of common stock, $0.18 par value per share, outstanding.

ATOSSA THERAPEUTICS, INC.
QUARTERLY REPORT

FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

ATOSSA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share and per share data)

(Unaudited)

	March 31, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$83,960	$88,460
Restricted cash	110	110
Prepaid materials	1,372	1,487
Prepaid expenses and other current assets	1,613	2,162
Total current assets	87,055	92,219

Investment in equity securities	1,710	1,710
Other assets	2,322	2,323
Total assets	$91,087	$96,252

Liabilities and stockholders' equity
Current liabilities
Accounts payable	$1,230	$806
Accrued expenses	1,613	973
Payroll liabilities	659	1,654
Other current liabilities	1,826	1,803
Total current liabilities	5,328	5,236
Total liabilities	5,328	5,236

Commitments and contingencies (Note 13)

Stockholders' equity
Convertible preferred stock - $0.001 par value; 10,000,000 shares authorized; 582 shares issued and outstanding as of March 31, 2024 and December 31, 2023	—	—
Common stock - $0.18 par value; 175,000,000 shares authorized; 125,507,814 and 125,304,064 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	22,829	22,792
Additional paid-in capital	256,571	255,987
Treasury stock, at cost; 1,320,046 shares of common stock at March 31, 2024 and December 31, 2023	(1,475)	(1,475)
Accumulated deficit	(192,166)	(186,288)
Total stockholders' equity	85,759	91,016
Total liabilities and stockholders' equity	$91,087	$96,252

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ATOSSA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except share and per share data)

(Unaudited)

	For the Three Months Ended March 31,
	2024	2023
Operating expenses
Research and development	$3,748	$3,508
General and administrative	3,232	3,590
Total operating expenses	6,980	7,098
Operating loss	(6,980)	(7,098)
Interest income	1,138	850
Other expense, net	(36)	(33)
Loss before income taxes	(5,878)	(6,281)
Income tax benefit	—	—
Net loss	(5,878)	(6,281)
Net loss per share of common stock - basic and diluted	$(0.05)	$(0.05)
Weighted average shares outstanding used to compute net loss per share - basic and diluted	125,319,778	126,624,110

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ATOSSA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(amounts in thousands, except share data)

(Unaudited)

	Convertible Preferred Stock		Common Stock			Treasury Stock
					Additional			Total
	Shares	Amount	Shares	Amount	Paid-in Capital	Amount	Accumulated Deficit	Stockholders' Equity
Balance at December 31, 2022	582	$—	126,624,110	$22,792	$251,366	$—	$(156,194)	$117,964
Stock-based compensation	—	—	—	—	1,573	—	—	1,573
Net loss	—	—	—	—	—	—	(6,281)	(6,281)
Balance at March 31, 2023	582	$—	126,624,110	$22,792	$252,939	$—	$(162,475)	$113,256

	Convertible Preferred Stock		Common Stock			Treasury Stock
					Additional			Total
	Shares	Amount	Shares	Amount	Paid-in Capital	Amount	Accumulated Deficit	Stockholders' Equity
Balance at December 31, 2023	582	$—	125,304,064	$22,792	$255,987	$(1,475)	$(186,288)	$91,016
Issuance of common stock upon warrant exercise	—	—	203,750	37	167	—	—	204
Stock-based compensation	—	—	—	—	417	—	—	417
Net loss	—	—	—	—	—	—	(5,878)	(5,878)
Balance at March 31, 2024	582	$—	125,507,814	$22,829	$256,571	$(1,475)	$(192,166)	$85,759

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ATOSSA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,878)	$(6,281)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation	417	1,573
Loss on disposal of assets	2	—
Depreciation	5	3
Changes in operating assets and liabilities:
Prepaid materials	115	414
Prepaid expenses and other current assets	549	(108)
Other assets	—	1
Accounts payable	424	(1,521)
Accrued expenses	640	(446)
Payroll liabilities	(995)	(703)
Other current liabilities	23	46
Net cash used in operating activities	(4,698)	(7,022)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(6)	—
Net cash used in investing activities	(6)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of warrants	204	—
Net cash provided by financing activities	204	—

NET DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(4,500)	(7,022)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING BALANCE	88,570	111,000
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, ENDING BALANCE	$84,070	$103,978

RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents	83,960	103,868
Restricted cash	110	110
Total cash, cash equivalents and restricted cash	$84,070	$103,978

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ATOSSA THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except for per share amounts)

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

NOTE 2: LIQUIDITY AND CAPITAL RESOURCES

The Company has incurred net losses and negative operating cash flows since inception. For the three months ended March 31, 2024, the Company recorded a net loss of $5.9 million and used $4.7 million of cash in operating activities. As of March 31, 2024, the Company had $84.0 million in cash and cash equivalents and working capital of $81.7 million. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs, and it believes it will need to continue to raise substantial additional capital to accomplish its business plan over the next several years. Management believes its currently available cash and cash equivalents will be sufficient to finance the Company’s operations for at least one year from the date these Condensed Consolidated Financial Statements are issued. The Company plans to continue to fund its losses from operations and capital funding needs through a combination of public or private equity offerings, debt financings or other sources, including potential corporate collaborations, licenses and other similar arrangements. There can be no assurance as to the availability or terms upon which such financing and capital might be available in the future. If the Company is unable to secure additional funding, it may be forced to curtail or suspend its business plans.

NOTE 3: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by GAAP for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K of the Company for the year ended December 31, 2023. The year-end Condensed Consolidated Balance Sheet presented in this report was derived from audited consolidated financial statements but does not include all annual disclosures required by GAAP. All amounts in the Condensed Consolidated Financial Statements and the notes thereto have been presented in thousands, except for par value and other per share data.

In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included and have been prepared on the same basis as the annual consolidated financial statements. Operating results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.

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

Restricted Cash

The Company’s restricted cash balance as of March 31, 2024 and December 31, 2023 consisted entirely of cash pledged as security for the Company’s issued commercial credit cards.

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

Prepaid Materials

We capitalize the purchase of certain raw materials, active pharmaceutical ingredients and related supplies for use in the manufacturing of drug products for use in our preclinical and clinical development programs, as we have determined that these materials have alternative future use. We can use these raw materials and related supplies in multiple clinical drug products, and therefore have future use independent of the development status of any particular drug program until it is utilized in the manufacturing process. We expense the cost of materials when used. We periodically review these capitalized materials for continued alternative future use and write down the asset to its net realizable value in the period in which an impairment is identified. Prepaid materials not expected to be used within 12 months of the balance sheet date are presented in Other assets on the Condensed Consolidated Balance Sheets.

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

At each reporting period, the Company makes a qualitative assessment considering impairment indicators to evaluate whether the investment is impaired. If a qualitative assessment indicates the investment is impaired, the Company estimates the investment's fair value. If the fair value is less than the investment's carrying value, an impairment charge is recorded in the Condensed Consolidated Statements of Operations equal to the difference between the carrying value and fair value and a new basis in the investment is established. Refer to Note 4.

Other Assets

Other assets consist of property and equipment, noncurrent prepaid materials and clinical deposits.

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

The carrying amounts reflected in the accompanying Condensed Consolidated Balance Sheets for cash and cash equivalents, restricted cash, and accounts payable approximate their fair values due to their short-term nature. Refer to Note 9.

Research and Development

Research and development (R&D) costs are generally expensed as incurred. R&D expenses include, for example, manufacturing expenses for the Company's drugs under development, expenses associated with preclinical studies, clinical trials and associated salaries, bonuses, stock-based compensation and benefits. The Company has entered into various research and development contracts with research institutions, clinical research organizations (CROs), clinical manufacturing organizations (CMOs) and other third parties. Payments for these activities are based on the terms of the individual agreements, which may differ from the timing of costs incurred. The Company records accruals for estimated costs incurred for ongoing research and development activities as reflected in the Condensed Consolidated Balance Sheets as accrued expenses. Payments made in advance of incurring costs are reflected in the Condensed Consolidated Balance Sheets as prepaid expenses. When evaluating the adequacy of the accrued expenses and prepaid expenses, the Company analyzes progress of the services, including the phase or completion of events, invoices received and contracted costs.

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

Income Taxes

The Company accounts for income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered or settled. Realization of deferred tax assets is dependent upon future taxable income. A valuation allowance is recognized if it is more likely than not that some portion or all of a deferred tax asset will not be realized based on the weight of available evidence, including expected future earnings. The Company recognizes an uncertain tax position in its financial statements when it concludes that a tax position is more likely than not to be sustained upon examination based solely on its technical merits. Only after a tax position passes the first step of recognition will measurement be required. Under the measurement step, the tax benefit is measured as the largest amount of benefit that is more likely than not to be realized upon effective settlement. This is determined on a cumulative probability basis. The full impact of any change in recognition or measurement is reflected in the period in which such change occurs. The Company records any interest or penalties related to income taxes in income tax benefit in the Condensed Consolidated Statements of Operations.

Variable Interest Entities

The Company reviews agreements it enters into with third-party entities, pursuant to which the Company may have a variable interest in the entity, in order to determine if the entity is a variable interest entity (VIE). If the entity is a VIE, the Company assesses whether or not it is the primary beneficiary of that entity. In determining whether the Company is the primary beneficiary of an entity, the Company applies a qualitative approach that determines whether it has both (i) the power to direct the economically significant activities of the entity and (ii) the obligation to absorb losses of, or the right to receive benefits from, the entity that could potentially be significant to that entity. If the Company determines it is the primary beneficiary of a VIE, it consolidates that VIE into the Company’s Condensed Consolidated Financial Statements. The Company’s determination about whether it should consolidate such VIEs is made continuously as changes to existing relationships or future transactions may result in a consolidation or deconsolidation event. The Company currently does not consolidate any VIEs.

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

NOTE 4: INVESTMENT IN EQUITY SECURITIES

The Company holds an investment in Dynamic Cell Therapies, Inc. (DCT), a U.S. private company that is in the pre-clinical stage of developing novel Chimeric Antigen Receptor (CAR) T-cell therapies based on technology licensed from a leading U.S. cancer treatment and research institution. The Company determined that DCT is a VIE however, the Company does not consolidate DCT because it does not have the power to direct economically significant activities. The Company has no obligation to provide any future funding to DCT and its maximum exposure to loss is its investment value, which is recorded in the Condensed Consolidated Balance Sheets as an Investment in equity securities.

No impairment was recorded during the quarters ended March 31, 2024 and 2023, as a result of the Company's qualitative impairment analysis.

NOTE 5: PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following (in thousands):

	As of March 31,	December 31,
	2024	2023
Prepaid clinical trial deposits	$308	$805
Prepaid insurance	582	794
Prepaid professional services	523	501
Other	200	62
Total prepaid expenses and other current assets	$1,613	$2,162

NOTE 6: ACCRUED EXPENSES

Accrued expenses consisted of the following (in thousands):

	As of March 31,	December 31,
	2024	2023
Accrued clinical trial costs	$830	$608
Accrued professional services and other	783	365
Total accrued expenses	$1,613	$973

NOTE 7: PAYROLL LIABILITIES

Payroll liabilities consisted of the following (in thousands):

	As of March 31,	December 31,
	2024	2023
Accrued bonuses	$275	$1,134
Accrued vacation	234	236
Accrued payroll and benefits	150	284
Total payroll liabilities	$659	$1,654

NOTE 8: OTHER CURRENT LIABILITIES

In 2017, the Company formed a wholly owned subsidiary in Australia called Atossa Genetics AUS Pty Ltd. The purpose of this subsidiary is to perform R&D activities, including some of the Company's clinical trials. Australia offers R&D cash rebates on qualified R&D activities incurred in the country. The Australian R&D tax incentive program is a self-assessment program, and as such, the Australian Taxation Office (ATO) has the right to review the Company’s program and related expenditures for a period of four years following the tax return filing date. If a review were to occur, a qualified program and related expenditures could be disqualified by the ATO with interest and penalties. Based on the Company's evaluation of the ATO's taxpayer alert in December 2023, the Company believes that it is no longer reasonably assured that the full tax position would be sustained under audit. Accordingly, as of March 31, 2024, and December 31, 2023, a liability of $1.8 million was included in Other current liabilities in the Condensed Consolidated Balance Sheets. The Other current liabilities balance also includes other current liabilities of $26 thousand and $3 thousand at March 31, 2024 and December 31, 2023, respectively.

NOTE 9: FAIR VALUE OF FINANCIAL INSTRUMENTS

The following tables present the Company’s fair value hierarchy for all its financial assets and liabilities, by major security type, measured at fair value on a recurring basis (in thousands):

March 31, 2024	Estimated Fair Value	Level 1	Level 2	Level 3
Assets:
Money market fund	$83,133	$83,133	$—	$—

December 31, 2023	Estimated Fair Value	Level 1	Level 2	Level 3
Assets:
Money market fund	$88,029	$88,029	$—	$—

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

Share Repurchases

On June 27, 2023, the Board of Directors (the Board) authorized a program to repurchase common stock, par value $0.18 per share, up to an aggregate market value of $10.0 million. On December 18, 2023 the Board authorized an extension of the program through December 31, 2024. The Board may suspend, modify, or terminate the share repurchase program at any time. No shares were repurchased during the quarter ended March 31, 2024.

Series Convertible Preferred Stock

The Company has designated 750,000 shares of Series A junior participating preferred stock, par value $0.001 per share, 4,000 shares of Series A convertible preferred stock, par value $0.001 per share, 25,000 shares of Series B convertible preferred stock, par value $0.001 per share, and 20,000 shares of Series C convertible preferred stock, par value $0.001 per share, through the filings of certificates of designation with the Delaware Secretary of State. No shares of Series A junior participating preferred stock, Series A convertible preferred stock, or Series C convertible preferred stock, were outstanding as of March 31, 2024 and December 31, 2023.

Series B Convertible Preferred Stock

Conversion. Each share of Series B convertible preferred stock is convertible at the Company’s option at any time, or at the option of the holder at any time, into the number of shares of the Company’s common stock determined by dividing the $1,000 stated value per share of the Series B convertible preferred stock by a conversion price of $3.52 per share. In addition, the conversion price per share is subject to adjustment for stock dividends, distributions, subdivisions, combinations, or reclassifications. Subject to limited exceptions, a holder of the Series B convertible preferred stock will not have the right to convert any portion of the Series B convertible preferred stock to the extent that, after giving effect to the conversion, the holder, together with its affiliates, would beneficially own in excess of 9.99% of the number of shares of our common stock outstanding immediately after giving effect to its conversion.

During the quarters ended March 31, 2024 and 2023 there were no conversions of Series B convertible preferred stock.

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

Dividends. Holders of Series B convertible preferred stock shall be entitled to receive dividends (on an as-if-converted-to-common-stock basis) in the same form as dividends actually paid on shares of the common stock when, as and if such dividends are paid on shares of common stock. The Company’s preferred stock contractually entitles the holders of such securities to participate in dividends but do not contractually require the holders of such securities to participate in losses of the Company.

Voting Rights. Except as otherwise provided in the certificate of designation or as otherwise required by law, the Series B convertible preferred stock has no voting rights.

Liquidation Preference. Upon the Company’s liquidation, dissolution or winding-up, whether voluntary or involuntary, holders of Series B convertible preferred stock will be entitled to receive out of the Company’s assets, whether capital or surplus, the same amount that a holder of common stock would receive if the Series B convertible preferred stock were fully converted (disregarding for such purpose any conversion limitations under the certificate of designation) to common stock, which amounts shall be paid pari passu with all holders of common stock.

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

Exercisability. Each warrant is exercisable at any time and will expire between 4 and 4.5 years from the date of issuance. The warrants are exercisable, at the option of each holder, in whole or in part by delivering to the Company a duly executed exercise notice and payment in full for the number of shares of the Company’s common stock purchased upon such exercise, except in the case of a cashless exercise as discussed below. The number of shares of common stock issuable upon exercise of the warrants is subject to adjustment in certain circumstances, including a stock split or, stock dividend on, or a subdivision, combination or recapitalization of the common stock. Upon the merger, consolidation, sale of substantially all of the Company’s assets, or other similar transaction, the holders of warrants shall, at the option of the Company, be required to exercise the warrants immediately prior to the closing of the transaction, or such warrants shall automatically expire. Upon such exercise, the holders of warrants shall participate on the same basis as the holders of common stock in connection with the transaction.

Cashless Exercise. If at any time there is no effective registration statement registering, or the prospectus contained therein is not available for issuance of, the shares issuable upon exercise of the warrant, the holder may exercise the warrant on a cashless basis. When exercised on a cashless basis, a portion of the warrant is cancelled in payment of the purchase price payable in respect of the number of shares of the Company’s common stock purchasable upon such exercise.

Exercise Price. Each warrant represents the right to purchase one share of common stock. In addition, the exercise price per share is subject to adjustment for stock dividends, distributions, subdivisions, combinations or reclassifications, and for certain dilutive issuances. Subject to limited exceptions, a holder of warrants will not have the right to exercise any portion of the warrant to the extent that, after giving effect to the exercise, the holder, together with its affiliates, and any other person acting as a group together with the holder or any of its affiliates, would beneficially own in excess of 4.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to its exercise. The holder, upon notice to the Company, may increase or decrease the beneficial ownership limitation provisions of the warrant, provided that in no event shall the limitation exceed 9.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to the exercise of the warrant.

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

Rights as Stockholder. Except as set forth in the warrant, the holder of a warrant, solely in such holder’s capacity as a holder of a warrant, will not be entitled to vote, to receive dividends or to any of the other rights of the Company's stockholders. The Company’s warrants contractually entitle the holders of such securities to participate in dividends but do not contractually require the holders of such securities to participate in losses of the Company.

Warrants Outstanding

As of March 31, 2024, the following warrants to purchase shares of the Company’s common stock were outstanding:

	Outstanding Warrants to Purchase Shares	Exercise Price Per Warrant	Expiration Date
December 2020 warrants	6,285,750	$1.00	December 11, 2024-June 21, 2025
January 2021 warrants	4,500,000	$1.055	July 8, 2025
March 2021 warrants	10,525,000	$2.88	September 22, 2025
	21,310,750

Warrant Activity

During the three months ended March 31, 2024, the Company received approximately $0.2 million from the exercises of warrants resulting in the issuance of 203,750 shares of common stock. There were no warrant exercises during the quarter ended March 31, 2023.

NOTE 11: NET LOSS PER SHARE

Basic net loss per share of common stock is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding. Diluted net loss per share of common stock is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock that would have been outstanding during the period assuming the issuance of shares of common stock for all potentially dilutive shares of common stock outstanding. Potentially dilutive shares of common stock consist of outstanding stock options, convertible preferred stock and common stock warrants. Because the inclusion of potential shares of common stock would be anti-dilutive for all periods presented, they have been excluded from the calculation.

The following table sets forth the weighted average number of common shares excluded from the calculation of diluted net loss per share, because including them would be anti-dilutive:

	Three Months Ended March 31,
	2024	2023
Options to purchase common stock	17,310,990	14,743,212
Series B convertible preferred stock	165,338	165,338
Warrants to purchase common stock	21,498,786	21,514,500
	38,975,114	36,423,050

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

As a result of the Company’s cumulative losses, management has concluded that a full valuation allowance against the Company’s net deferred tax assets is appropriate. No income tax liabilities existed as of March 31, 2024 and December 31, 2023 due to the Company's operating losses as of such dates.

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

Contractual Obligations

Contractual obligations represent the Company’s future cash commitments and liabilities under agreements with third party clinical trial service providers. Apart from contracts with one third party clinical trial service provider, such agreements are cancellable upon written notice by the Company. The non-cancellable contracts expire upon completion of the clinical trial and release of the final report, or the contracts may be terminated by the clinical trial service provider, by the FDA or another governmental agency. As of March 31, 2024, the Company's estimated non-cancellable commitment was $5.7 million.

NOTE 14: STOCK BASED COMPENSATION

On May 15, 2020, the stockholders of the Company approved the 2020 Stock Incentive Plan (the 2020 Plan) to provide for the grants of equity-based awards to employees, officers, non-employee directors and other key persons providing services to the Company. No awards may be granted under the 2020 Plan after May 15, 2030. An aggregate of 18,000,000 shares of common stock is reserved for issuance in connection with awards granted under the 2020 Plan. As of March 31, 2024, 4,770,173 shares were available for future grants under the 2020 Plan.

The Company granted 145,834 and 2,461,000 options to purchase shares of common stock to employees and directors during the three months ended March 31, 2024 and 2023, respectively. The weighted average grant date fair value of options granted during the three months ended March 31, 2024 and 2023 was $1.13 and $0.61, respectively. No stock options were exercised during the three months ended March 31, 2024 and 2023.

The Company recognized stock-based compensation expense in the Condensed Consolidated Statements of Operations as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Research and development	$116	$519
General and administrative	301	1,054
Total stock-based compensation expense	$417	$1,573

The following table shows a summary of all stock option activity for the three months ended March 31, 2024:

	Number of Underlying Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Contractual Life Remaining in Years	Aggregate Intrinsic Value
Outstanding as of January 1, 2024	17,506,345	$1.79		$554,525
Granted	145,834	1.41
Forfeited	(269,321)	1.18
Exercised	—	—
Expired	(880)	396.00
Outstanding as of March 31, 2024	17,381,978	$1.77	6.86	$8,351,067
Exercisable as of March 31, 2024	15,321,414	$1.90	6.57	$6,336,295
Vested and expected to vest	17,381,978	$1.77	6.86	$8,351,067

As of March 31, 2024, there were 2,060,564 unvested options outstanding, and the related unrecognized total compensation cost associated with these options was $1.2 million. This expense is expected to be recognized over a weighted-average period of 1.51 years.

NOTE 15: DEFINED CONTRIBUTION PLAN

The Company has a defined contribution plan to which employees of the Company may defer contributions for income tax purposes. Participants are eligible to receive employer matching contributions up to 6% of deferrals. Employees may also be eligible for a discretionary match over 6%. Defined contribution plan employer matching contributions for the three months ended March 31, 2024 and 2023 were $77 thousand and $56 thousand, respectively.

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

Forward-Looking Statements

All statements made in this Quarterly Report on Form 10-Q (this report) that are not statements of historical fact, including statements regarding guidance, industry prospects or future results of operations or financial position, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act) and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). We have made these statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are subject to certain risks and uncertainties which could cause actual results, outcomes and the timing of results or outcomes to differ materially from those projected or anticipated. Although we believe our assumptions underlying our forward-looking statements are reasonable as of the date of this report, we cannot assure you that the forward-looking statements set out in this report will prove to be accurate. We may identify these forward-looking statements by the use of forward-looking words such as “expect,” “potential,” “continue,” “may,” “will,” “should,” “could,” “would,” “seek,” “intend,” “plan,” “estimate,” “anticipate,” “believe,” “design”, “predict,” “future,” or the negative versions of these words or other similar expressions. Forward-looking statements contained in this report include, but are not limited to, statements about:

•
general macroeconomic conditions, including the impact of inflation, high interest rates, general economic slowdown or a recession, the prospect of a shutdown of the U.S. federal government, foreign exchange rate volatility, financial institution instability, changes in monetary policy and increasing geopolitical instability, including the conflict in Ukraine, the conflict in the Middle East and rising tensions between China and Taiwan, on our business, our ability to access capital markets, our operating costs and our supply chain;
•
the effects of natural disasters, pandemics, severe weather conditions and other events beyond our control;

•
whether we can obtain approval from the U.S. Food and Drug Administration (FDA), and foreign regulatory bodies, to continue our clinical trials, including our planned (Z)-endoxifen trials, and to sell, market and distribute our therapeutics under development;

•
our ability to identify and partner with organizations to commercialize any of our products once they are approved for marketing;

•
our ability to successfully initiate and complete clinical trials of our products under development, including our proprietary (Z)-endoxifen (an active metabolite of Tamoxifen);

•
the success, costs and timing of our development activities, such as clinical trials, including whether our studies using our (Z)-endoxifen therapies will enroll a sufficient number of subjects in a timely fashion or be completed in a timely fashion or at all;

•
whether we will successfully complete our clinical trial of oral (Z)-endoxifen in women with mammographic breast density and our trials of (Z)- endoxifen in women with breast cancer, and whether the studies will meet their objectives;

•
our ability to contract with third-party suppliers, manufacturers and service providers, including clinical research organizations, and their ability to perform adequately;

•
our ability to successfully develop and commercialize new therapeutics currently in development, or new therapeutics that we might identify in the future, and within the time frames we currently expect;

•
our ability to successfully defend litigation and other similar complaints that may be brought in the future, in a timely manner and within the coverage, scope and limits of our insurance policies;

•
our ability to establish and maintain intellectual property rights covering our products;

•
our increased risk of theft or misappropriation of our intellectual property and other proprietary technology outside of the U.S.;

•
our expectations regarding, and our ability to satisfy, federal, state and foreign regulatory requirements, including evolving legal standards and regulations, including those concerning data protection, consumer privacy, sustainability and evolving labor standards;
•
our ability to comply with the continued listing requirements of the Nasdaq Capital Market (the Nasdaq);

•
the accuracy of our estimates of the size and characteristics of the markets that our products and services may address;

•
whether final study results will vary from preliminary study results that we may announce;

•
our expectations as to future financial performance, expense levels and capital sources;

•
our ability to attract and retain key personnel;

•
our ability to execute our share repurchase program as planned; and

•
our ability to raise capital.

These and other forward-looking statements made in this report are presented as of the date of the filing of this report. We have discussed certain important factors, risks and uncertainties in the cautionary statements included in this report, particularly in the sections titled “ITEM 1A. RISK FACTORS,” and elsewhere in this report that we believe could cause our actual results, events or outcomes, or the timing of these results or outcomes, to differ materially from our anticipated results, events or outcomes, or the anticipated timing of these results or outcomes. Our forward-looking statements do not reflect the potential impact of any new information, future events or circumstances that may affect our business after the date of this report. Except as required by law, we expressly disclaim any intent to update any forward-looking statements after the date on which the statement is made, whether as a result of new information, future events or future circumstances or otherwise.

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

Summary of Our Leading Programs

The following is a summary of the status of our major clinical development programs as of the date of this report:

Development Pipeline

Preclinical
Phase I
Phase II
Phase III
Mammographic Breast Density (MBD)
Ductal Carcinoma In Situ (DCIS)
Neoadjuvant ER+ / HER2- Breast Cancer
Neoadjuvant Premenopausal ER+ / HER2- Breast Cancer
Neoadjuvant (Z)-endoxifen / Abemaciclib (CDK 4/6) Combination
Prevention
Treatment

1

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

(Z)-endoxifen for Women with Mammographic Breast Density. Mammographic breast density (MBD) is an emerging public health issue affecting over 10 million women in the U.S. alone. Dense breast tissue makes mammography less effective. When women with MBD are diagnosed with breast cancer, it is often later stage, which makes treatment outcomes suboptimal. Studies conducted by others have also shown that MBD increases the risk of developing breast cancer and that reducing MBD may reduce the incidence of breast cancer.

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

In March 2023, a second Phase 2 trial investigating oral (Z)-endoxifen as a neoadjuvant treatment for women diagnosed with locally advanced ER+ breast cancer was initiated. This trial is a study arm in the ongoing I‑SPY 2 clinical trial. The I-SPY 2 TRIAL is a collaborative effort among academic investigators from major cancer research centers across the U.S., Quantum Leap Healthcare Collaborative, the U.S. FDA, and the Foundation for the National Institutes of Health (FNIH) Cancer Biomarkers Consortium. Approximately 20 patients are being treated with (Z)-endoxifen for up to 24 weeks prior to surgery. Enrollment was completed in January 2024 for the Phase 2 I-SPY clinical trial.

On April 15, 2024, we announced that a new study was initiated to evaluate our proprietary (Z)-endoxifen in combination with abemaciclib (VERZENIO®), a cyclin-dependent kinase (CDK) 4/6 inhibitor marketed by Eli Lilly and Company, in women with ER+/HER2- breast cancer. The new study arm is expected to enroll approximately 20 women with newly diagnosed Estrogen Receptor positive (ER+) / Human Epidermal Growth Factor Receptor 2 negative (HER2-) invasive breast cancer. Participants are expected to receive 40mg (Z)-endoxifen once daily in combination with 150mg abemaciclib twice daily for a total of 24 weeks prior to surgery.

Research and Development Phase

We are in the research and development phase and are not currently marketing any products. We do not anticipate generating revenue unless and until we develop and launch our pharmaceutical programs.

Commercial Lease Agreement

We have an operating lease for office space in Seattle, Washington with WW 107 Spring Street LLC. Monthly rent is $2 thousand a month, and this lease terminates on June 30, 2024. On February 29, 2024, we entered into an operating lease with Regus International Workplace Group for office space in Seattle, Washington. The lease commencement date is June 1, 2024, and we agreed to pay monthly rent of $1 thousand per month for 12 months.

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

There have been no material changes to our critical accounting estimates during the three months ended March 31, 2024 from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on April 1, 2024.

Results of Operations

Comparison of Three Months Ended March 31, 2024 and 2023

Revenue and Cost of Revenue. For the three months ended March 31, 2024 and 2023, we had no source of revenue and no associated cost of revenue.

Operating Expenses. Total operating expenses were $7.0 million for the three months ended March 31, 2024, which was a decrease of $0.1 million, from total operating expenses for the three months ended March 31, 2023 of $7.1 million. Factors contributing to the decreased operating expenses in the three months ended March 31, 2024 are explained below.

R&D Expenses. R&D expenses for the three months ended March 31, 2024, were $3.7 million, an increase of $0.2 million from R&D expenses for the three months ended March 31, 2023 of $3.5 million.

The following table provides a breakdown of major categories within R&D expense for the three months ended March 31, 2024 and 2023, together with the dollar change in those categories (in thousands):

		For the Three Months Ended March 31,
		2024	2023	Increase (Decrease)
Research and Development Expense
	Clinical and non-clinical trials	$2,884	$2,336	$548
	Compensation	$626	$1,034	$(408)
	Professional fees and other	$238	$138	$100
	Research and Development Expense Total	$3,748	$3,508	$240

As (Z)-endoxifen is our only product candidate for which we currently incur R&D expense we have not further disaggregated R&D expenses by product candidate.

•

The increase in R&D expense was primarily due to increased spending on clinical and non-clinical trials of $0.5 million compared to the prior year period for (Z)-endoxifen trials, including drug development costs.

•

The decrease in R&D compensation expense for the three months ended March 31, 2024 compared to the prior year period was primarily due to a decrease in non-cash stock-based compensation of $0.4 million. Non-cash stock-based compensation decreased compared to the prior year period due to the weighted average fair value of options amortizing in 2024 being lower period over period.

•

The increase in R&D professional fees of $0.1 million for the three months ended March 31, 2024 compared to the prior year period was primarily attributable to higher consulting fees in 2024 related to our endoxifen program.

General and Administrative (G&A) Expenses. G&A expenses for the three months ended March 31, 2024 were $3.2 million, a decrease of $0.4 million from total G&A expenses for the three months ended March 31, 2023 of $3.6 million.

The following table provides a breakdown of major categories within G&A expenses for the three months ended March 31, 2024 and 2023, together with the dollar change in those categories (in thousands):

		For the Three Months Ended March 31,
		2024	2023	Increase (Decrease)
General and Administrative Expense
	Compensation	$1,325	$2,084	$(759)
	Professional fees and other	1,680	1,164	516
	Insurance	227	342	(115)
	General and Administrative Expense Total	$3,232	$3,590	$(358)

•

The decrease in G&A compensation expense of $0.8 million for the three months ended March 31, 2024 compared to the prior year period was due to a decrease in non-cash stock-based compensation of $0.8 million. Non-cash stock-based compensation decreased compared to the prior year period due to the weighted average fair value of options amortizing in 2024 being lower period over period.

•

The increase in G&A professional fees of $0.5 million for the three months ended March 31, 2024 compared to the prior year period was primarily due to an increase in legal fees for higher patent-related activity.

•

The decrease in G&A insurance expense of $0.1 million for the three months ended March 31, 2024 compared to the prior year period was due to lower negotiated insurance premiums for the same or better coverage period over period.

Interest Income. Interest income was $1.1 million for the three months ended March 31, 2024, an increase of $0.2 million from interest income of $0.9 million for the three months ended March 31, 2023. The increase was due to a change in the mix of our money market accounts which yielded a higher rate of return.

Income Taxes. We did not record an income tax expense or benefit for the three months ended March 31, 2024 and 2023 due to uncertainty regarding utilization of our net operating loss carryforwards and our history of losses.

Liquidity and Capital Resources

We have incurred net losses and negative operating cash flows since inception. For the three months ended March 31, 2024, we recorded a net loss of $5.9 million and used $4.7 million of cash in operating activities. As of March 31, 2024, we had $84.0 million in cash and cash equivalents and working capital of $81.7 million. We believe we have sufficient cash on hand to fund our projected operating requirements for at least the next 12 months.

Net Cash Flows from Operating Activities. Net cash used in operating activities was $4.7 million for the three months ended March 31, 2024, compared to net cash used of $7.0 million for the same period in 2023, a decrease of $2.3 million. Cash used in operating activities for the three months ended March 31, 2024 primarily consisted of our net loss of $5.9 million, adjusted for non-cash items including non-cash stock-based compensation expense of $0.4 million, and net cash inflows from a change in our operating assets and liabilities of $0.8 million. Cash used in operating activities for the three months ended March 31, 2023 primarily consisted of our net loss of $6.3 million, adjusted for non-cash stock-based compensation expense of $1.6 million and net cash outflows from a change in our operating assets and liabilities of $2.3 million.

Net Cash Flows from Investing Activities. Net cash used in investing activities was $6 thousand for the three months ended March 31, 2024, primarily related to purchases of computers. No cash was used in investing activities for the three months March 31, 2023.

Net Cash Flows from Financing Activities. Net cash provided by financing activities was $0.2 million for the three months ended March 31, 2024 and primarily consisted of proceeds from warrants exercised during the period. No cash was used or provided in financing activities during the three months ended March 31, 2023.

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

Contractual Obligations

Our contractual obligations represent our future cash commitments and liabilities under agreements with third party clinical trial service providers. Apart from contracts with one third party clinical trial service provider, such agreements are cancellable upon written notice by us. The non-cancellable contracts expire upon completion of the clinical trial and release of the final report, or the contract may be terminated by the clinical trial service provider, by the FDA or another governmental agency. As of March 31, 2024, our estimated non-cancellable commitment was $5.7 million which will be paid over the term of the clinical trials which are expected to be complete in 2025.

Share Repurchase Program

In June 2023, our Board of Directors (the Board) authorized a program to repurchase up to $10.0 million of our common stock (the Share Repurchase Program). The Share Repurchase Program does not obligate us to acquire any specific number of shares. Under the Share Repurchase Program, shares of common stock may be repurchased using a variety of methods, including privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act, as part of accelerated share repurchases and other methods. The timing, manner, price and amount of any repurchases are determined by the Board in its discretion and depend on a variety of factors, including legal requirements, price and economic and market conditions. On December 18, 2023 the Board authorized an extension of the program through December 31, 2024. No shares were repurchased during the three months ended March 31, 2024 and 2023. As of March 31, 2024, $8.5 million remained available for future stock repurchases under the Share Repurchase Program.

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

Recently Issued Accounting Pronouncements

Please refer to Note 3 “Summary of Significant Accounting Policies” to the Condensed Consolidated Financial Statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this item pursuant to Item 305(e) of Regulation S-K.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2024, pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act).

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

Based on the evaluation of our disclosure controls and procedures as of March 31, 2024, our Principal Executive Officer and Principal Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended March 31, 2024, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are, and from time to time we may become, involved in legal proceedings or be subject to claims arising in the ordinary course of our business. For a discussion of our legal proceedings, see Note 13 to the Condensed Consolidated Financial Statements. We are not presently a party to any other legal proceedings that in the opinion of our management, if determined adversely to us, would individually or taken together have a material adverse effect on our condensed consolidated results of operations, financial condition or cash flows.

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

Risks Related to our Business

•
We have a history of operating losses and we have not established sources of ongoing revenue to cover operating costs and allow us to continue as a going concern.
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
•
Our acquisitions of, collaborations with, licenses with and investments in, other businesses may not yield expected benefits.
•
We may experience difficulty in locating, attracting and retaining experienced and qualified personnel, which could adversely affect our business.
•
Compounds and methods that appear promising in research and development may fail to reach later stages of development.
•
We may not obtain or maintain the regulatory approvals required to develop or commercialize some or all of our products.
•
We are developing our products for patients who are severely ill, and patient deaths that occur in our clinical trials could negatively impact our business even if such deaths are not shown to be related to our drugs.
•
We are dependent on third party service providers for a number of critical operational activities as well as for clinical trial activities.
•
We may encounter delays in our clinical trials or may not be able to conduct our trials in a timely manner.
•
Our clinical trials may fail to demonstrate adequately the efficacy and safety of our product candidates.
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
•
We, or our wholly-owned subsidiary, could lose our ability to operate in Australia, or our subsidiary may be unable to benefit from the past or future R&D rebates available under current Australian regulations.

Risks Related to our Intellectual Property

•
We may not be able to protect our proprietary technology.
•
Obtaining and maintaining our patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies.
•
Changes in U.S. patent law could diminish the value of patents in general.
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
•
We may experience significant disruptions in our information technology systems or breaches of data security.
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
•
The sale of a substantial number of shares of our common stock into the market may cause substantial dilution.
•
The trading price of our common stock has been and is likely to continue to be volatile.
•
We have never paid dividends and we do not anticipate paying dividends in the future.
•
The ownership of our common stock may become concentrated among a small number of stockholders.
•
We may be unable to implement and maintain effective internal control over financial reporting.
•
The requirements of being a public company may strain our resources, result in litigation, and divert management's attention.
•
Our Stockholder Rights Agreement, the anti-takeover provisions in our governing documents and Delaware law could delay or prevent a change in control which could reduce the market price of our common stock.

Purchasing shares of common stock is an investment in our securities and involves a high degree of risk and uncertainty. You should carefully consider the following information about these risks and uncertainties, together with the other information contained in this Quarterly Report on Form 10-Q for the three months ended March 31, 2024, before purchasing our securities. If any of the following risks and uncertainties actually occur, our business, financial condition and results of operations may suffer. In that case, the market price of our common stock could decline, and you may lose part or all of your investment in our Company. Additional risks and uncertainties of which we are not presently aware or that we currently believe are immaterial may also harm our business and results of operations.

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

For the quarter ended March 31, 2024, we incurred a net loss of approximately $5.9 million, and we had an accumulated deficit of approximately $192.2 million since inception. As of March 31, 2024, we had cash and cash equivalents of approximately $84.0 million. Because we have no current sources of revenue, we expect that we will need to raise capital again in the future to continue to fund our operations. When we elect to raise additional funds or when additional funds are required, we may raise such funds through public or private equity offerings, debt financings, corporate collaboration and licensing arrangements or other financing alternatives. These financing arrangements may not be available on acceptable terms, if at all. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may be prevented from developing our pharmaceutical candidates, pursuing acquisitions, and investing in other companies, including as a sponsor or investor in special purpose acquisition companies, licensing, development and commercialization efforts, and our ability to continue our operations, generate revenues, and achieve or sustain profitability may be substantially harmed. We currently have fewer than five million shares of common stock authorized that are not reserved for specific purposes. Although we proposed to our stockholders, at our 2021 and 2022 annual stockholders’ meetings and at a special meeting of stockholders held in September 2021, that our amended and restated certificate of incorporation, as amended, be further amended to add additional authorized shares for various potential purposes, including potential capital raising transactions, our stockholders did not approve such proposals and may not approve a similar proposal in the future. A lack of authorized shares may limit our ability to raise capital when needed.

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

We have a limited operating history and have incurred net losses each year. Our net operating loss for the quarter ended March 31, 2024, was approximately $5.9 million. We will continue to incur further losses in connection with research and development costs for development of our programs, including ongoing and additional clinical studies.

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

Further, from January 1, 2021, in addition to the GDPR, companies have to comply with the UK GDPR, which, together with the amended UK Data Protection Act 2018, retains the GDPR in UK national law. The UK GDPR mirrors the fines under the GDPR, i.e., fines up to the greater of £17.5 million or 4% of global turnover. The European Commission has adopted an adequacy decision in favor of the UK, enabling personal data transfers from E.U. member states to the UK without additional safeguards. However, the UK adequacy decision will automatically expire in June 2025 unless the European Commission re-assesses and renews/ extends that decision and remains under review (and may be modified or revoked) by the Commission during this period. In addition, transfers of personal data from the UK to other countries, including the EEA, are subject to specific transfer rules under the UK regime. Personal data may freely flow from the UK to the EEA, since the EEA is deemed to have an adequate data protection level for purposes of the UK regime. These UK international transfer rules broadly mirror the E.U. GDPR rules. With regard to the transfer of personal data from the UK to the U.S., from October 12, 2023, businesses in the UK can start to transfer personal data to U.S. organizations certified to the “UK Extension to the EU-US Data Privacy Framework” (UK Extension) under the UK GDPR, without the need for further safeguards. On March 21, 2022, the international data transfer agreement (IDTA) and the international data transfer addendum to the European Commission’s standard contractual clauses (SCCs) for international data transfers (Addendum), and a document setting out transitional provisions, came into force and replaced the prior EU SCCs for purposes of the UK regime. However, the transitional provisions, adopted with the IDTA and the Addendum, provide that contracts concluded on or before September 21, 2022 on the basis of any prior EU SCCs continue to provide appropriate safeguards for the purpose of the UK’s regime until March 21, 2024, provided that the processing operations that are the subject matter of the contract remain unchanged and appropriate safeguards can be ensured. The relationship between the UK and other jurisdictions in relation to certain aspects of data protection law remains unclear, and it is unclear how UK data protection laws and regulations will develop in the medium to longer term, and how personal data transfers to and from the UK will be regulated in the long term. These changes may lead to additional costs and increase our overall risk exposure.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Unregistered Sales of Equity Securities and Use of Proceeds

None.

Issuer Purchases of Securities

We did not repurchase any of our equity securities during the quarter ended March 31, 2024.

Item 3. Defaults Upon Senior Securities.

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(c) Trading Plans

During the quarter ended March 31, 2024, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

ITEM 6. EXHIBITS

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

Date: May 13, 2024

/s/Steven C. Quay
President and Chief Executive Officer (On behalf of the Registrant)

/s/Heather Rees
Senior Vice President, Finance and Accounting (as Principal Financial and Accounting Officer)