Form 10-Q
period 2024-06-30
ATOSSA THERAPEUTICS, INC.
filed 2024-08-12
CIK 1488039

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from XXXXXXXX XX, XXXX to XXXXXXXX XX, XXXX

Commission File Number: 001-35610

ATOSSA THERAPEUTICS, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	26-4753208
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
10202 5th Avenue NE, Suite 200 Seattle, Washington	98125
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (206) 588-0256

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.18 par value	ATOS	The Nasdaq Capital Market

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

As of August 1, 2024, the registrant had 125,757,416 shares of common stock, $0.18 par value per share, outstanding.

ATOSSA THERAPEUTICS, INC.
QUARTERLY REPORT

FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

ATOSSA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share and per share data)

(Unaudited)

	June 30, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$79,526	$88,460
Restricted cash	110	110
Prepaid materials	1,095	1,487
Prepaid expenses and other current assets	987	2,162
Total current assets	81,718	92,219
Investment in equity securities	1,710	1,710
Other assets	2,430	2,323
Total assets	$85,858	$96,252
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$1,056	$806
Accrued expenses	1,907	973
Payroll liabilities	939	1,654
Other current liabilities	1,794	1,803
Total current liabilities	5,696	5,236
Total liabilities	5,696	5,236
Commitments and contingencies (Note 13)
Stockholders' equity
Convertible preferred stock - $0.001 par value; 10,000,000 shares authorized; 582 shares issued and outstanding as of June 30, 2024 and December 31, 2023	—	—
Common stock - $0.18 par value; 350,000,000 and 175,000,000 shares authorized as of June 30, 2024 and December 31, 2023, respectively; 125,757,416 and 125,304,064 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	22,874	22,792
Additional paid-in capital	256,978	255,987
Treasury stock, at cost; 1,320,046 shares of common stock at June 30, 2024 and December 31, 2023	(1,475)	(1,475)
Accumulated deficit	(198,215)	(186,288)
Total stockholders' equity	80,162	91,016
Total liabilities and stockholders' equity	$85,858	$96,252

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ATOSSA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except share and per share data)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Operating expenses
Research and development	$3,553	$3,705	$7,302	$7,213
General and administrative	3,552	4,088	6,784	7,678
Total operating expenses	7,105	7,793	14,086	14,891
Operating loss	(7,105)	(7,793)	(14,086)	(14,891)
Impairment charge on investment in equity securities	—	(2,990)	—	(2,990)
Interest income	1,073	983	2,211	1,833
Other expense, net	(17)	(30)	(52)	(63)
Loss before income taxes	(6,049)	(9,830)	(11,927)	(16,111)
Income tax benefit	—	—	—	—
Net loss	(6,049)	(9,830)	(11,927)	(16,111)
Net loss per share of common stock - basic and diluted	$(0.05)	$(0.08)	$(0.10)	$(0.13)
Weighted average shares outstanding used to compute net loss per share - basic and diluted	125,732,140	126,622,798	125,525,959	126,623,450

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ATOSSA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(amounts in thousands, except share data)

(Unaudited)

								Total
	Convertible Preferred Stock		Common Stock		Additional	Treasury Stock	Accumulated	Stockholders
	Shares	Amount	Shares	Amount	Paid-in Capital	Amount	Deficit	Equity
Balance at December 31, 2022	582	$—	126,624,110	$22,792	$251,366	$—	$(156,194)	$117,964
Stock-based compensation	—	—	—	—	1,573	—	—	1,573
Net loss	—	—	—	—	—	—	(6,281)	(6,281)
Balance at March 31, 2023	582	$—	126,624,110	$22,792	$252,939	$—	$(162,475)	$113,256
Common stock repurchased	—	—	(119,382)	—	—	(152)	—	(152)
Stock-based compensation	—	—	—	—	1,603	—	—	1,603
Net loss	—	—	—	—	—	—	(9,830)	(9,830)
Balance at June 30, 2023	582	$—	126,504,728	$22,792	$254,542	$(152)	$(172,305)	$104,877

								Total
	Convertible Preferred Stock		Common Stock		Additional	Treasury Stock	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Paid-in Capital	Amount	Deficit	Equity
Balance at December 31, 2023	582	$—	125,304,064	$22,792	$255,987	$(1,475)	$(186,288)	$91,016
Issuance of common stock upon warrant exercise	—	—	203,750	37	167	—	—	204
Stock-based compensation	—	—	—	—	417	—	—	417
Net loss	—	—	—	—	—	—	(5,878)	(5,878)
Balance at March 31, 2024	582	$—	125,507,814	$22,829	$256,571	$(1,475)	$(192,166)	$85,759
Issuance of common stock upon warrant exercise	—	—	100,000	18	82	—	—	100
Issuance of common stock upon option exercise	—	—	268,998	48	180	—	—	228
Shares withheld related to cashless exercise of options and taxes	—	—	(119,396)	(21)	(207)	—	—	(228)
Stock-based compensation	—	—	—	—	352	—	—	352
Net loss	—	—	—	—	—	—	(6,049)	(6,049)
Balance at June 30, 2024	582	$—	125,757,416	$22,874	$256,978	$(1,475)	$(198,215)	$80,162

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ATOSSA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(Unaudited)

	For the Six Months Ended June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(11,927)	$(16,111)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation	769	3,176
Impairment charge on investment in equity securities	—	2,990
Depreciation	9	6
Loss on disposal of assets	4	—
Changes in operating assets and liabilities:
Prepaid materials	392	785
Prepaid expenses and other current assets	1,175	(91)
Other assets	(111)	—
Accounts payable	250	(1,943)
Accrued expenses	934	(256)
Payroll liabilities	(715)	(70)
Other current liabilities	(9)	27
Net cash used in operating activities	(9,229)	(11,487)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(9)	(13)
Net cash used in investing activities	(9)	(13)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of warrants	304	—
Net cash provided by financing activities	304	—

NET DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(8,934)	(11,500)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING BALANCE	88,570	111,000
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, ENDING BALANCE	$79,636	$99,500

RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents	79,526	$99,390
Restricted cash	110	110
Total cash, cash equivalents and restricted cash	$79,636	$99,500
NON CASH INVESTING AND FINANCING ACTIVITIES
Unsettled trades for repurchase of common stock	$—	$152
Common stock issued upon cashless exercise of stock options	$228	$—

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ATOSSA THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except for share and per share data or as otherwise indicated)

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

NOTE 2: LIQUIDITY AND CAPITAL RESOURCES

The Company has incurred net losses and negative operating cash flows since inception. For the six months ended June 30, 2024, the Company recorded a net loss of $11.9 million and used $9.2 million of cash in operating activities. As of June 30, 2024, the Company had $79.5 million in cash and cash equivalents and working capital of $76.0 million. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs, and it believes it will need to continue to raise substantial additional capital to accomplish its business plan over the next several years. Management believes its currently available cash and cash equivalents will be sufficient to finance the Company’s operations for at least one year from the date these Condensed Consolidated Financial Statements are issued. The Company plans to continue to fund its losses from operations and capital funding needs through a combination of public or private equity offerings, debt financings or other sources, including potential corporate collaborations, licenses and other similar arrangements. There can be no assurance as to the availability or terms upon which such financing and capital might be available in the future. If the Company is unable to secure additional funding, it may be forced to curtail or suspend its business plans.

NOTE 3: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by GAAP for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K of the Company for the year ended December 31, 2023. The year-end Condensed Consolidated Balance Sheet presented in this report was derived from audited consolidated financial statements but does not include all annual disclosures required by GAAP. All amounts in the Condensed Consolidated Financial Statements and the notes thereto have been presented in thousands, except for par value, share and per share data or as otherwise indicated.

In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included and have been prepared on the same basis as the annual consolidated financial statements. Operating results for the six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.

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

Restricted Cash

The Company’s restricted cash balance as of June 30, 2024 and December 31, 2023 consisted entirely of cash pledged as security for the Company’s issued commercial credit cards.

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

Prepaid Materials

The Company capitalizes its purchase of certain raw materials, active pharmaceutical ingredients and related supplies for use in the manufacturing of drug products for use in our preclinical and clinical development programs, as it has determined that these materials have alternative future use. The Company can use these raw materials and related supplies in multiple clinical drug products, and therefore have future use independent of the development status of any particular drug program until it is utilized in the manufacturing process. The Company expenses the cost of materials when used. The Company periodically reviews these capitalized materials for continued alternative future use and write down the asset to its net realizable value in the period in which an impairment is identified. Prepaid materials not expected to be used within 12 months of the balance sheet date are presented in Other assets on the Condensed Consolidated Balance Sheets.

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

In 2023, the Company considered adverse changes in the general market condition of the industry in which DCT operates and continued concerns about DCT's ability to continue as a going concern. Based on these impairment indicators, the Company performed a quantitative fair value measurement in the second quarter of 2023.

The assumptions and estimates used to estimate the fair value of the investment include the following information from DCT:

•
Unaudited financial statements;
•
Projected technological developments of DCT;
•
Then-current fundraising transactions;
•
Then-current ability of DCT to raise additional financing when needed;
•
Changes in the economic environment which may have a material impact on the operating results of DCT; and
•
Timing of a deemed liquidation event occurring.

The impairment of the Company's investment in equity securities required the estimation of fair value using unobservable inputs (a Level 3 fair value measurement). The Company used the dynamic options approach, which requires assumptions regarding the expected average volatility of comparable companies, the expected term of the investment, and the risk-free interest rate over the expected term of the investment. The expected stock price volatility assumption was based upon the average historic volatility of comparable public clinical stage immunotherapy or CAR-T companies. The expected term of the Company's investment was 3.5 years and the risk-free interest rate used was based upon prevailing short-term interest rates over the expected term of the investment. The dynamic options approach was weighted at a 50% outcome probability. An adjusted book value approach was also considered and also weighted at a 50% probability due to DCT's limited cash on hand, the status of current fundraising efforts and the estimated timing of a deemed liquidation event occurring. The Company recorded an impairment charge of $3.0 million for the three and six months ended June 30, 2023. No impairment charge was recorded during the three and six months ended June 30, 2024.

NOTE 5: PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following (in thousands):

	As of June 30,	December 31,
	2024	2023
Prepaid clinical trial deposits	$233	$805
Prepaid insurance	353	794
Prepaid professional services	226	501
Other	175	62
Total prepaid expenses and other current assets	$987	$2,162

NOTE 6: ACCRUED EXPENSES

Accrued expenses consisted of the following (in thousands):

	As of June 30,	December 31,
	2024	2023
Accrued clinical trial costs	$1,426	$608
Accrued professional services and other	481	365
Total accrued expenses	$1,907	$973

NOTE 7: PAYROLL LIABILITIES

Payroll liabilities consisted of the following (in thousands):

	As of June 30,	December 31,
	2024	2023
Accrued bonuses	$564	$1,134
Accrued vacation	244	236
Accrued payroll and benefits	131	284
Total payroll liabilities	$939	$1,654

NOTE 8: RESEARCH AND DEVELOPMENT REBATE LIABILITY

In 2017, the Company formed a wholly owned subsidiary in Australia called Atossa Genetics AUS Pty Ltd. The purpose of this subsidiary is to perform R&D activities, including some of the Company's clinical trials. Australia offers R&D cash rebates on qualified R&D activities incurred in the country. The Australian R&D tax incentive program is a self-assessment program, and as such, the Australian Taxation Office (ATO) has the right to review the Company’s program and related expenditures for a period of four years following the tax return filing date. If a review were to occur, a qualified program and related expenditures could be disqualified by the ATO with interest and penalties. Based on the Company's evaluation of the ATO's taxpayer alert in December 2023, the Company believes that it is not reasonably assured that the full tax position would be sustained under audit. Accordingly, as of June 30, 2024 and December 31, 2023, a liability of $1.8 million was included in Other current liabilities in the Condensed Consolidated Balance Sheets.

NOTE 9: FAIR VALUE OF FINANCIAL INSTRUMENTS

The following tables present the Company’s fair value hierarchy for all its financial assets and liabilities, by major security type, measured at fair value on a recurring basis (in thousands):

June 30, 2024	Estimated Fair Value	Level 1	Level 2	Level 3
Assets:
Money market fund	$78,689	$78,689	$—	$—

December 31, 2023	Estimated Fair Value	Level 1	Level 2	Level 3
Assets:
Money market fund	$88,029	$88,029	$—	$—

NOTE 10: STOCKHOLDERS’ EQUITY

Common Stock

On June 27, 2024, the Company’s stockholders approved an amendment of the Company’s Amended and Restated Certificate of Incorporation to increase the number of authorized shares of the Company’s common stock, par value $0.18 per share, from 175,000,000 to 350,000,000. As of June 30, 2024, the Company is authorized to issue 350,000,000 shares of common stock, par value $0.18 per share.

Share Repurchases

On June 27, 2023, the Board of Directors (the Board) authorized a program to repurchase shares of common stock, par value $0.18 per share, up to an aggregate market value of $10.0 million. On December 18, 2023, the Board authorized an extension of the program through December 31, 2024. The Board may suspend, modify, or terminate the share repurchase program at any time. During the three and six months ended June 30, 2024, no shares were repurchased. During the three and six months ended June 30, 2023, 119,382 shares were purchased for a cost of $0.2 million.

Preferred Stock

The Company is authorized to issue a total of 10,000,000 shares of preferred stock, par value $0.001 per share. The Company has designated 750,000 shares of Series A junior participating preferred stock, par value $0.001 per share, 4,000 shares of Series A convertible preferred stock, par value $0.001 per share, 25,000 shares of Series B convertible preferred stock, par value $0.001 per share, and 20,000 shares of Series C convertible preferred stock, par value $0.001 per share, through the filings of certificates of designation with the Delaware Secretary of State. No shares of Series A junior participating preferred stock, Series A convertible preferred stock, or Series C convertible preferred stock, were outstanding as of June 30, 2024 and December 31, 2023.

Series B Convertible Preferred Stock

Conversion. Each share of Series B convertible preferred stock is convertible at the Company’s option at any time, or at the option of the holder at any time, into the number of shares of the Company’s common stock determined by dividing the $1,000 stated value per share of the Series B convertible preferred stock by a conversion price of $3.52 per share. In addition, the conversion price per share is subject to adjustment for stock dividends, distributions, subdivisions, combinations, or reclassifications. Subject to limited exceptions, a holder of the Series B convertible preferred stock will not have the right to convert any portion of the Series B convertible preferred stock to the extent that, after giving effect to the conversion, the holder, together with its affiliates, would beneficially own in excess of 9.99% of the number of shares of the Company's common stock outstanding immediately after giving effect to its conversion.

During the three and six months ended June 30, 2024 and 2023, there were no conversions of Series B convertible preferred stock.

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

Warrants Outstanding

As of June 30, 2024, the following warrants to purchase shares of the Company’s common stock were outstanding:

	Outstanding Warrants to Purchase Shares	Exercise Price Per Warrant	Expiration Date
December 2020 warrants	6,185,750	$1.00	December 11, 2024-June 21, 2025
January 2021 warrants	4,500,000	$1.055	July 8, 2025
March 2021 warrants	10,525,000	$2.88	September 22, 2025
	21,210,750

Warrant Activity

During the six months ended June 30, 2024, the Company received approximately $0.3 million from the exercises of warrants resulting in the issuance of 303,750 shares of common stock. There were no warrant exercises during the six months ended June 30, 2023.

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

The following table sets forth the weighted average number of common shares excluded from the calculation of diluted net loss per share, because including them would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Options to purchase common stock	16,910,002	17,827,915	17,110,496	16,294,085
Series B convertible preferred stock	165,338	165,338	165,338	165,338
Warrants to purchase common stock	21,217,343	21,514,500	21,358,065	21,514,500
	38,292,683	39,507,753	38,633,899	37,973,923

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

As a result of the Company’s cumulative losses, management has concluded that a full valuation allowance against the Company’s net deferred tax assets is appropriate. Therefore, no income tax provision was recorded for the three and six months ended June 30, 2024 and 2023.

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

The Company is subject to other legal proceedings and claims that arise in the ordinary course of its business. The Company believes that these matters do not have a material effect, individually or in the aggregate, on its financial position, results of operations, or cash flows.

Contractual Obligations

Contractual obligations represent the Company’s future cash commitments and liabilities under agreements with third party clinical trial service providers. Apart from contracts with one third party clinical trial service provider, such agreements are cancellable upon written notice by the Company. The non-cancellable contracts expire upon completion of the clinical trial and release of the final report, or the contracts may be terminated by the clinical trial service provider, by the FDA or another governmental agency. As of June 30, 2024, the Company's estimated non-cancellable commitment was $7.6 million.

NOTE 14: STOCK BASED COMPENSATION

On May 15, 2020, the stockholders of the Company approved the 2020 Stock Incentive Plan (the 2020 Plan) to provide for the grants of equity-based awards to employees, officers, non-employee directors and other key persons providing services to the Company. On June 27, 2024, the stockholders of the Company approved an amendment and restatement of the 2020 Plan which increased the shares available for issuance by 12,000,000 shares, to a total of 30,000,000 shares available for grant. The 2020 Plan was also extended through June 27, 2034. As of June 30, 2024, 13,013,925 shares were available for future grants under the 2020 Plan.

The Company recognized stock-based compensation expense in the Condensed Consolidated Statements of Operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Research and development	$120	$447	$236	$965
General and administrative	232	1,156	$533	2,211
Total stock-based compensation expense	352	$1,603	$769	$3,176

The following table shows a summary of all stock option activity for the six months ended June 30, 2024:

	Number of Underlying Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Contractual Life Remaining in Years	Aggregate Intrinsic Value
Outstanding as of January 1, 2024	17,506,345	$1.79		$554,525
Granted	4,208,334	1.06
Forfeited	(696,504)	2.04
Exercised	(268,998)	0.85
Expired	(4,328)	255.47
Outstanding as of June 30, 2024	20,744,849	$1.59	7.44	$2,389,459
Exercisable as of June 30, 2024	15,230,527	$1.80	6.62	$1,246,913
Vested and expected to vest	20,744,849	$1.59	7.44	$2,389,459

During the six months ended June 30, 2023, the Company granted 6,691,100 options.

The weighted average grant date fair value of options granted during the three and six months ended June 30, 2024 was $0.83 and $0.84.

As of June 30, 2024, the unrecognized compensation cost associated with unvested options was $4.2 million. This expense is expected to be recognized over a weighted-average period of 1.73 years.

NOTE 15: DEFINED CONTRIBUTION PLAN

The Company has a defined contribution plan to which employees of the Company may defer contributions for income tax purposes. Participants are eligible to receive employer matching contributions up to 6% of deferrals. Employees may also be eligible for a discretionary match over 6%. Defined contribution plan employer matching contributions for the three and six months ended June 30, 2024 were $37 thousand and $114 thousand, respectively, and $50 thousand and $106 thousand, respectively, for the same periods in 2023.

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

Forward-Looking Statements

All statements made in this Quarterly Report on Form 10-Q (this report) that are not statements of historical fact, including statements regarding guidance, industry prospects or future results of operations or financial position, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act) and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). We have made these statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are subject to certain risks and uncertainties which could cause actual results, outcomes and the timing of results or outcomes to differ materially from those projected or anticipated. Although we believe our assumptions underlying our forward-looking statements are reasonable as of the date of this report, we cannot assure you that the forward-looking statements set out in this report will prove to be accurate. We may identify these forward-looking statements by the use of forward-looking words such as “expect,” “potential,” “continue,” “may,” “will,” “should,” “could,” “would,” “seek,” “intend,” “plan,” “estimate,” “anticipate,” “believe,” “design,” “predict,” “future,” or the negative versions of these words or other similar expressions. Forward-looking statements contained in this report include, but are not limited to, statements about:

•
the impact of general macroeconomic conditions, including the impact of inflation, high interest rates, general economic slowdown or a recession, foreign exchange rate volatility, financial institution instability, changes in monetary policy and increasing geopolitical instability, including the conflict in Ukraine, the conflict in the Middle East and rising tensions between China and Taiwan, on our business, our ability to access capital markets, our operating costs and our supply chain;
•
the effects of natural disasters, pandemics, severe weather conditions and other events beyond our control;

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

•
our ability to raise capital.

These and other forward-looking statements made in this report are presented as of the date of the filing of this report. We have discussed certain important factors, risks and uncertainties in the cautionary statements included in this report, particularly in the sections titled “ITEM 1A. RISK FACTORS,” “ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS,” and elsewhere in this report, that we believe could cause our actual results, events or outcomes, or the timing of these results or outcomes, to differ materially from our anticipated results, events or outcomes, or the anticipated timing of these results or outcomes. Our forward-looking statements do not reflect the potential impact of any new information, future events or circumstances that may affect our business after the date of this report. Except as required by law, we expressly disclaim any intent to update any forward-looking statements after the date on which the statement is made, whether as a result of new information, future events or future circumstances or otherwise.

Company Overview

We are a clinical-stage biopharmaceutical company developing proprietary innovative medicines in areas of significant unmet medical need in oncology, with a focus on women’s breast cancer and other breast conditions. Our lead drug candidate under development is oral (Z)-endoxifen, which we are developing for both the prevention and treatment of breast cancer and other therapeutics areas.

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

In October 2023, Quantum Leap Healthcare Collaborative (QLHC) announced the initiation of the Phase 2 DCIS: Re-Evaluating Conditions for Active Surveillance Suitability as Treatment (RECAST) study. (Z)-endoxifen is being investigated as part of this platform trial, which offers women with DCIS six months of neoadjuvant treatment with the intent of determining their suitability for long-term active surveillance without surgery. Approximately 100 patients will be treated with (Z)-endoxifen. The study incorporates both a neoadjuvant therapy phase, with patients at high risk for progression to invasive disease proceeding to surgery, followed by an extended surveillance phase for low-risk patients.

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

In March 2023, a second Phase 2 trial investigating oral (Z)-endoxifen as a neoadjuvant treatment for women diagnosed with locally advanced ER+ breast cancer was initiated. This trial is a study arm in the ongoing I‑SPY 2 clinical trial. The I-SPY 2 TRIAL is a collaborative effort among academic investigators from major cancer research centers across the U.S., QLHC, the U.S. FDA, and the Foundation for the National Institutes of Health (FNIH) Cancer Biomarkers Consortium. Approximately 20 patients are being treated with (Z)-endoxifen for up to 24 weeks prior to surgery. Enrollment was completed in January 2024 for the Phase 2 I-SPY clinical trial.

On April 15, 2024, we announced that a new study was initiated to evaluate our proprietary (Z)-endoxifen in combination with abemaciclib (VERZENIO®), a cyclin-dependent kinase (CDK) 4/6 inhibitor marketed by Eli Lilly and Company, in women with ER+/HER2- breast cancer. This trial is a study arm of the I-SPY 2 Endocrine Optimization Pilot (I-SPY 2 EOP). The I-SPY 2 EOP trial is a collaborative effort among academic investigators from major cancer research centers across the U.S., QLHC, the FDA, and the FNIH. On June 28, 2024, we announced that the study has been expanded to include 80 women with newly diagnosed ER+ / HER2- invasive breast cancer. Participants are expected to receive 80mg (Z)-endoxifen once daily in combination with 150mg abemaciclib twice daily for a total of 24 weeks prior to surgery.

Research and Development Phase

We are in the research and development phase and are not currently marketing any products. We do not anticipate generating revenue unless and until we develop and launch our pharmaceutical programs.

Commercial Lease Agreement

We had an operating lease for office space in Seattle, Washington with WW 107 Spring Street LLC. Rent was $2 thousand a month, and this lease terminated on June 30, 2024. On February 29, 2024, we entered into an operating lease with Regus International Workplace Group for office space in Seattle, Washington. The lease commencement date was June 1, 2024, and we agreed to pay monthly rent of $1 thousand per month for 12 months.

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

There have been no material changes to our critical accounting estimates during the six months ended June 30, 2024 from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on April 1, 2024.

Results of Operations

Comparison of Three and Six Months Ended June 30, 2024 and 2023

Revenue and Cost of Revenue. For the three and six months ended June 30, 2024 and 2023, we had no source of revenue and no associated cost of revenue.

Operating Expenses. Total operating expenses were $7.1 million and $14.1 million for the three and six months ended June 30, 2024, respectively, which was a decrease of $0.7 million and $0.8 million, respectively, from total operating expenses for the three and six months ended June 30, 2023 of $7.8 million and $14.9 million, respectively. Factors contributing to the decrease in operating expenses in the three and six months ended June 30, 2024 are explained below.

R&D Expenses. The following table provides a breakdown of major categories within R&D expense for the three and six months ended June 30, 2024 and 2023, together with the dollar change in those categories (dollars in thousands):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2024	2023	Increase (Decrease)	% Increase (Decrease)	2024	2023	Increase (Decrease)	% Increase (Decrease)
Research and Development Expense
Clinical and non-clinical trials	$2,501	$2,538	$(37)	(1)%	$5,384	$4,874	$510	10%
Compensation	679	899	(220)	(24)%	1,305	1,932	(627)	(32)%
Professional fees and other	373	268	105	39%	613	407	206	51%
Research and Development Expense Total	$3,553	$3,705	$(152)	(4)%	$7,302	$7,213	$89	1%

As (Z)-endoxifen is our only product candidate for which we currently incur R&D expense, we have not further disaggregated R&D expenses by product candidate.

•

Clinical and non-clinical trial expense decreased for the three months ended June 30, 2024 compared to the prior year period by $37 thousand. Clinical and non-clinical trial expense increased by $0.5 million for the six months ended June 30, 2024 compared to the prior year period due to an increase in spending for the (Z)-endoxifen trials, including an increase in drug development costs.

•

The decrease in R&D compensation expense of $0.2 million and $0.6 million for the three and six months ended June 30, 2024, respectively, compared to the prior year periods was primarily due to a decrease in non-cash stock-based compensation expense of $0.3 million and $0.7 million for the three and six months ended June 30, 2024, respectively. Non-cash stock-based compensation expense decreased compared to the prior year periods due to the weighted average fair value of stock options amortizing in the 2024 periods being lower.

•

The increase in R&D professional fees and other expense of $0.1 million and $0.2 million for the three and six months ended June 30, 2024, respectively, compared to the prior year periods was primarily attributable to higher consulting fees in 2024 related to our (Z)-endoxifen program.

General and Administrative (G&A) Expenses. The following table provides a breakdown of major categories within G&A expenses for the three and six months ended June 30, 2024 and 2023, together with the dollar change in those categories (dollars in thousands):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2024	2023	Increase (Decrease)	% Increase (Decrease)	2024	2023	Increase (Decrease)	% Increase (Decrease)
General and Administrative Expense
Compensation	$1,031	$2,534	$(1,503)	(59)%	$2,356	$4,619	$(2,263)	(49)%
Professional fees and other	2,269	1,213	1,056	87%	3,949	2,376	1,573	66%
Insurance	252	341	(89)	(26)%	479	683	(204)	(30)%
General and Administrative Expense Total	$3,552	$4,088	$(536)	(13)%	$6,784	$7,678	$(894)	(12)%

•

The decrease in G&A compensation expense of $1.5 million and $2.3 million for the three and six months ended June 30, 2024, respectively, compared to the prior year periods was due to a decrease in both cash compensation and non-cash stock-based compensation expense. Non-cash stock-based compensation expense decreased by $0.9 million and $1.7 million for the three and six months ended June 30, 2024, respectively, compared to the prior year periods due to the weighted average fair value of stock options amortizing in 2024 being lower. Cash compensation decreased by $0.6 million for the three and six months ended June 30, 2024, compared to the prior year periods due to salary and bonus severance expense for our former CFO of $0.6 million in the three and six months ended June 30, 2023.

•

G&A professional fees and other expense increased by $1.1 million and $1.6 million for the three and six months ended June 30, 2024, respectively, compared to the prior year periods due to the increase in legal fees of $0.7 million and $0.8 million for the three and six months ended June 30, 2024, respectively, compared to the prior year periods due to higher patent-related activity as well as other legal matters. Investor relations expenses increased by $0.3 million and $0.5 million for the three and six months ended June 30, 2024, respectively, compared to the prior year periods due to an increase in investor outreach costs. Accounting fees also increased by $0.3 million for the six months ended June 30, 2024 compared to the prior year period due to a change in the Company's accounting firm as well as increased complexity of the business.

•

The decrease in G&A insurance expense of $0.1 million and $0.2 million for the three and six months ended June 30, 2024, respectively, compared to the prior year periods was due to lower negotiated insurance premiums for the same or better coverage in 2024.

Interest Income. Interest income was $1.1 million and $2.2 million for the three and six months ended June 30, 2024, respectively, an increase of $0.1 million and $0.4 million, respectively, from interest income of $1.0 million and $1.8 million for the three and six months ended June 30, 2023, respectively. The increase was due to a change in the mix of our money market accounts which yielded a higher rate of return in 2024.

Impairment Charge on Investment in Equity Securities. For the three and six months ended June 30, 2024, there were no impairment charges related to our investment in equity securities. For the three and six months ended June 30, 2023, we wrote down our investment in equity securities by $3.0 million due to impairment of our investment in DCT. Refer to Note 4 “Investment in Equity Securities” to the Condensed Consolidated Financial Statements.

Income Taxes. We did not record an income tax expense or benefit for the three and six months ended June 30, 2024 and 2023 due to uncertainty regarding utilization of our net operating loss carryforwards and our history of losses.

Liquidity and Capital Resources

We have incurred net losses and negative operating cash flows since inception. For the six months ended June 30, 2024, we recorded a net loss of $11.9 million and used $9.2 million of cash in operating activities. As of June 30, 2024, we had $79.5 million in cash and cash equivalents and working capital of $76.0 million. We believe we have sufficient cash on hand to fund our projected operating requirements for at least the next 12 months.

Net Cash Flows from Operating Activities. Net cash used in operating activities was $9.2 million for the six months ended June 30, 2024, compared to net cash used in operating activities of $11.5 million for the same period in 2023, a decrease of $2.3 million compared to the prior year period. Cash used in operating activities for the six months ended June 30, 2024 primarily consisted of our net loss of $11.9 million adjusted for non-cash items, including non-cash stock-based compensation expense of $0.8 million, and net cash inflows from a change in our operating assets and liabilities of $2.0 million. Cash used in operating activities for the six months ended June 30, 2023 primarily consisted of our net loss of $16.1 million, adjusted for non-cash stock-based compensation expense of $3.2 million, and net cash outflows from a change in our operating assets and liabilities of $1.5 million.

Net Cash Flows from Investing Activities. Net cash used in investing activities was $9 thousand and $13 thousand for the six months ended June 30, 2024 and 2023, respectively, primarily related to purchases of computers.

Net Cash Flows from Financing Activities. Net cash provided by financing activities was $0.3 million for the six months ended June 30, 2024 and primarily consisted of proceeds from warrants exercised during the period. No cash was used or provided in financing activities during the six months ended June 30, 2023.

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

Additional funding may not be available to us on acceptable terms or at all. Continued uncertain market and macroeconomic conditions, including due to inflationary pressures, high interest rates, general economic slowdown or a recession, foreign exchange rate volatility, financial institution instability, changes in monetary policy and increasing geopolitical instability, may limit our ability to access capital. In addition, the terms of any financing may adversely affect the holdings or the rights of our stockholders. For example, we may raise additional funds by issuing equity securities or by equity offerings, collaboration agreements, debt financings or licensing arrangements.

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

Contractual Obligations

Our contractual obligations represent our future cash commitments and liabilities under agreements with third-party clinical trial service providers. Apart from contracts with one third party clinical trial service provider, such agreements are cancellable upon written notice by us. The non-cancellable contracts expire upon completion of the clinical trial and release of the final report, or the contract may be terminated by the clinical trial service provider, by the FDA or another governmental agency. As of June 30, 2024, our estimated non-cancellable commitment was $7.6 million which will be paid over the term of the clinical trials which are expected to be complete in 2025.

Share Repurchase Program

In June 2023, our Board of Directors (the Board) authorized a program to repurchase up to $10.0 million of our common stock (the Share Repurchase Program). The Share Repurchase Program does not obligate us to acquire any specific number of shares. Under the Share Repurchase Program, shares of common stock may be repurchased using a variety of methods, including privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act, as part of accelerated share repurchases and other methods. The timing, manner, price and amount of any repurchases are determined by the Board in its discretion and depend on a variety of factors, including legal requirements, price and economic and market conditions. During the three and six months ended June 30, 2024, no shares were repurchased. Please refer to Note 10 “Stockholders’ Equity” to the Condensed Consolidated Financial Statements.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2024, pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act).

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

Based on the evaluation of our disclosure controls and procedures as of June 30, 2024, our Principal Executive Officer and Principal Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended June 30, 2024, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are, and from time to time we may become, involved in legal proceedings or be subject to claims arising in the ordinary course of our business. For a discussion of our legal proceedings, see Note 13 “Commitments and Contingencies” to the Condensed Consolidated Financial Statements. We are not presently a party to any other legal proceedings that in the opinion of our management, if determined adversely to us, would individually or taken together have a material adverse effect on our condensed consolidated results of operations, financial condition or cash flows.

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

Purchasing shares of common stock is an investment in our securities and involves a high degree of risk and uncertainty. You should carefully consider the following information about these risks and uncertainties, together with the other information contained in this Quarterly Report on Form 10-Q for the three and six months ended June 30, 2024, before purchasing our securities. If any of the following risks and uncertainties actually occur, our business, financial condition and results of operations may suffer. In that case, the market price of our common stock could decline, and you may lose part or all of your investment in our Company. Additional risks and uncertainties of which we are not presently aware or that we currently believe are immaterial may also harm our business and results of operations.

Risks Related to our Business

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

For the three and six months ended June 30, 2024, we incurred a net loss of approximately $6.0 million and $11.9 million, respectively, and we had an accumulated deficit of approximately $198.2 million since inception. As of June 30, 2024, we had cash and cash equivalents of approximately $79.5 million. Because we have no current sources of revenue, we expect that we will need to raise capital again in the future to continue to fund our operations. When we elect to raise additional funds or when additional funds are required, we may raise such funds through public or private equity offerings, debt financings, corporate collaboration and licensing arrangements or other financing alternatives. These financing arrangements may not be available on acceptable terms, if at all. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may be prevented from developing our pharmaceutical candidates, pursuing acquisitions, and investing in other companies, including as a sponsor or investor in special purpose acquisition companies, licensing, development and commercialization efforts, and our ability to continue our operations, generate revenues, and achieve or sustain profitability may be substantially harmed.

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

We have a limited operating history and have incurred net losses each year. Our net operating loss for the three and six months ended June 30, 2024, was approximately $6.0 million and $11.9 million, respectively. We will continue to incur further losses in connection with research and development costs for development of our programs, including ongoing and additional clinical studies.

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

Our success is dependent in large part upon our ability to execute our business plan, manufacture our pharmaceutical drugs and attract and retain highly skilled professional personnel. In particular, due to the relatively early stage of our business, our future success is highly dependent on the services of Steven C. Quay, our Chairman, President, Chief Executive Officer and founder, who provides much of the necessary experience to execute our business plan.

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

Our commercial success will depend, in part, on our ability to obtain additional patents and licenses and to protect our existing patent position, both in the U.S. and in other countries, for therapeutics and related technologies, processes, methods, compositions, and other inventions that we believe are patentable, all of which provide limited protection and may not adequately protect our rights or permit us to gain or keep any competitive advantage. As of February 2, 2024, we own and are pursuing 68 pending patent applications (22 U.S. patent applications and 46 international patent applications) and 11 issued patents (four U.S. patents and seven international patents). We continue to evaluate the full range of our technologies and file new patent applications consistent with our evolving business goals.

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

If a third party files a patent application with claims to a drug or drug candidate we have discovered or developed, a derivation proceeding may be initiated regarding competing patent applications. If a derivation proceeding is initiated, we may not prevail in the derivation proceeding. If the other party prevails in the derivation proceeding, we may be precluded from commercializing our products, or may be required to seek a license. A license may not be available to us on commercially acceptable terms, if at all.

On August 30, 2023, we announced that Intas Pharmaceuticals LTD. (the Petitioner) had filed a Petition for Post Grant Review (PGR) with the U.S. Patent and Trademark Office (the PGR Petition) relating to one of our issued patents (U.S. Patent No. 11,572,334), titled, “Methods of Making and Using Endoxifen,” (the Patent). We are actively contesting the PGR Petition and believe that the Patent was properly granted and is valid and enforceable. However, there can be no assurance that we will prevail in contesting the PGR Petition. If we do prevail in contesting the PGR Petition, the Petitioner will be estopped from raising arguments in subsequent litigation that were raised, or reasonably could have been raised, during the PGR proceedings.

On September 28, 2023, the Indian Pharmaceutical Alliance filed a Pre-Grant Opposition (the Opposition) against one of our pending Indian patent applications (Indian Patent Application No. 202017009369), titled, “Methods of Making and Using Endoxifen,” (the Patent Application). We are actively contesting the Opposition, however, there can be no assurance that we will prevail in contesting the Opposition or that we will be successful in obtaining an Indian patent from the Patent Application.

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

As is the case with other biotechnology and pharmaceutical companies, our success is heavily dependent on our intellectual property, particularly on obtaining and enforcing patents. Obtaining and enforcing patents in the biotechnology and pharmaceutical industries involve both technological and legal complexity, and is therefore costly, time-consuming and inherently uncertain. For the past several years, the U.S. has conducted proceedings involving post-issuance patent review procedures, such as inter partes review (IPR), and post-grant review and covered business methods. These proceedings are conducted before the Patent Trial and Appeal Board (PTAB), of the USPTO. Each proceeding has different eligibility criteria and different patentability challenges that can be raised. In this regard, the IPR process permits any person (except a party who has been litigating the patent for more than a year) to challenge the validity of a U.S. patent on the grounds that it was anticipated or made obvious by prior art consisting of patents or printed publications. As a result, non-practicing entities associated with hedge funds, pharmaceutical companies who may be our competitors and others have challenged certain valuable pharmaceutical U.S. patents based on prior art through the IPR process. A decision in such a proceeding adverse to our interests could result in the loss of valuable patent rights, which would have a material adverse effect on our business, financial condition, results of operations and growth prospects. For example, there is a PGR Petition relating to one of our issued patents, see Note 13 “Commitments and Contingencies” to the Condensed Consolidated Financial Statements. Any potential future changes to the U.S. patent system could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business, financial condition, results of operations and growth prospects. Further, recent U.S. Supreme Court rulings have narrowed the scope of patent protection available in certain circumstances and weakened the rights of patent owners in certain situations. In particular, on March 20, 2012, the U.S. Supreme Court issued the Mayo Collaborative Services v. Prometheus Laboratories, Inc. decision, holding that several claims drawn to measuring drug metabolite levels from patient samples were not patentable subject matter. The full impact of the Mayo Collaborative Services v. Prometheus Laboratories, Inc. decision on diagnostic and certain method claims is uncertain. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents once obtained. Depending on decisions by the U.S. Congress, the federal courts, and the USPTO, the laws and regulations governing patents could change in unpredictable ways that could weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future. The standards that courts use to interpret patents are not always applied predictably or uniformly and may evolve, particularly as new technologies develop. In addition, changes to patent laws in the U.S. or other countries may be applied retroactively to affect the validity, enforceability, or term of our patent. For example, the U.S. Supreme Court has modified some legal standards applied by the USPTO in examination of U.S. patent applications, which may decrease the likelihood that we will be able to obtain patents and may increase the likelihood of challenges to patents we obtain or license.

We may not be able to protect our intellectual property rights throughout the world.

Filing, prosecuting and defending patents on our products in all countries throughout the world would be prohibitively expensive. In addition, the laws of some foreign countries do not protect intellectual property rights in the same manner and to the same extent as laws in the U.S. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the U.S. For example, the Indian Pharmaceutical Alliance filed the Opposition against our pending Patent Application. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and further, may export otherwise infringing products to territories where we have patent protection, but enforcement of such patent protection is not as strong as that in the U.S. These products may compete with our products and services, and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing with our products.

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

Our commercial success depends in part on our avoiding infringement of the patents and proprietary rights of third parties, including the intellectual property rights of competitors. There is a substantial amount of litigation, both within and outside the U.S., involving patents and other intellectual property rights in the medical device and pharmaceutical fields, as well as administrative proceedings for challenging patents, including inter partes review, post-grant review, derivation, and reexamination proceedings before the USPTO or oppositions and other comparable proceedings in various foreign jurisdictions, for example, the PGR Petition and the Opposition. These procedures bring uncertainty to the possibility of challenges to our patents in the future, including those patents perceived by our competitors as blocking entry into the market for their products, and the outcome of such challenges. Any such proceedings could result in revocation or amendment to our patents in such a way that they no longer cover our drug product candidates. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art and that prior art that was cited during prosecution, but not relied on by the patent examiner, will not be revisited. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we are developing our products. As the medical device, biotechnology, and pharmaceutical industries expand and more patents are issued, the risk increases that our activities related to our products may give rise to claims of infringement of the patent rights of others.

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

Our stock price is highly volatile. In addition to the factors discussed in this Quarterly Report on Form 10-Q, the trading price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control including:

•
price and volume fluctuations in the overall stock market;
•
changes in operating results and performance and stock market valuations of other biopharmaceutical companies generally;
•
macroeconomic, industry, geopolitical and market conditions, including, but not limited to, high interest rates, the inflationary environment, general economic slowdown or a recession, foreign exchange rate volatility, financial institution instability, changes in monetary policy, and rising geopolitical instability, including the ongoing conflict in Ukraine, the conflict in the Middle East, and rising tensions between China and Taiwan;
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

Our Amended and Restated Certificate of Incorporation, as amended, and our Amended and Restated Bylaws contain provisions that could delay or prevent a change in control or changes in our Board that our stockholders might consider favorable. These provisions include a staggered Board, which divides the Board into three classes, with directors in each class serving staggered three-year terms. The existence of a staggered board can make it more difficult for a third party to effect a takeover of our Company if the incumbent Board does not support the transaction. These and other provisions in our corporate documents, and Delaware law, might discourage, delay or prevent a change in control or changes in our Board. These provisions could also discourage proxy contests and make it more difficult for activist investors and other stockholders to elect directors not nominated by our Board. Furthermore, the existence of these provisions, together with certain provisions of Delaware law, might hinder or delay an attempted takeover other than through negotiations with our Board.

Our Amended and Restated Certificate of Incorporation provides that the Court of Chancery of the State of Delaware will be the exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes.

Our Amended and Restated Certificate of Incorporation, as amended, provides that the Court of Chancery of the State of Delaware is the exclusive forum for certain actions. The exclusive forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes, which may discourage lawsuits. In addition, there is uncertainty as to whether a court would enforce such a provision. If a court were to find these types of provisions to be inapplicable or unenforceable, and if a court were to find the exclusive forum provision in our Amended and Restated Certificate of Incorporation, as amended, to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving the dispute in other jurisdictions, which could materially and adversely affect our business.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Securities

We did not repurchase any of our equity securities during the three months ended June 30, 2024.

Item 3. Defaults Upon Senior Securities.

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(c) Trading Plans

During the three months ended June 30, 2024, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

ITEM 6. EXHIBITS

EXHIBIT INDEX

Incorporated by Reference Herein or Filed or Furnished Herewith
Exhibit No.	Description	Form	Date
3.1	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Atossa Therapeutics, Inc.	Current Report on Form 8-K, as Exhibit 3.1	July 2, 2024

4.1	Form of Senior Indenture	Registration Statement on Form S-3, as Exhibit 4.1	May 13, 2024

10.1#	Atossa Therapeutics, Inc. 2020 Stock Incentive Plan, as Amended	Current Report on Form 8-K, as Exhibit 10.1	July 2, 2024

10.2#	Employment Agreement with Heather Rees Dated July 1, 2024	Filed herewith

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith

31.2	Certification Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act	Furnished herewith

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act	Furnished herewith

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document With Embedded Linkbase Documents

104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

#Indicates management contract or compensatory plan, contract or agreement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 12, 2024

/s/ Steven C. Quay
President and Chief Executive Officer (On behalf of the Registrant)

/s/ Heather Rees
Chief Financial Officer (as Principal Financial and Accounting Officer)