Form 10-Q
period 2024-09-30
ATOSSA THERAPEUTICS, INC.
filed 2024-11-12
CIK 1488039

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 8, 2024, the registrant had 125,801,254 shares of common stock, $0.18 par value per share, outstanding.

ATOSSA THERAPEUTICS, INC.
QUARTERLY REPORT

FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

ATOSSA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share and per share data)

(Unaudited)

	September 30, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$74,766	$88,460
Restricted cash	110	110
Prepaid materials	1,285	1,487
Prepaid expenses and other current assets	950	2,162
Total current assets	77,111	92,219
Investment in equity securities	—	1,710
Other assets	2,366	2,323
Total assets	$79,477	$96,252
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$1,561	$806
Accrued expenses	1,694	973
Payroll liabilities	1,061	1,654
Other current liabilities	1,480	1,803
Total current liabilities	5,796	5,236
Total liabilities	5,796	5,236
Commitments and contingencies (Note 13)
Stockholders' equity
Convertible preferred stock - $0.001 par value; 10,000,000 shares authorized; 582 shares issued and outstanding as of September 30, 2024 and December 31, 2023	—	—
Common stock - $0.18 par value; 350,000,000 and 175,000,000 shares authorized as of September 30, 2024 and December 31, 2023, respectively; 125,801,254 and 125,304,064 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	22,882	22,792
Additional paid-in capital	257,719	255,987
Treasury stock, at cost; 1,320,046 shares of common stock at September 30, 2024 and December 31, 2023	(1,475)	(1,475)
Accumulated deficit	(205,445)	(186,288)
Total stockholders' equity	73,681	91,016
Total liabilities and stockholders' equity	$79,477	$96,252

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ATOSSA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except share and per share data)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Operating expenses
Research and development	$3,412	$4,467	$10,714	$11,680
General and administrative	2,973	3,001	9,756	10,678
Total operating expenses	6,385	7,468	20,470	22,358
Operating loss	(6,385)	(7,468)	(20,470)	(22,358)
Impairment charge on investment in equity securities	(1,710)	—	(1,710)	(2,990)
Interest income	1,001	1,274	3,213	3,107
Other expense, net	(136)	(35)	(190)	(99)
Loss before income taxes	(7,230)	(6,229)	(19,157)	(22,340)
Income tax benefit	—	—	—	—
Net loss	(7,230)	(6,229)	(19,157)	(22,340)
Net loss per share of common stock - basic and diluted	$(0.06)	$(0.05)	$(0.15)	$(0.18)
Weighted average shares outstanding used to compute net loss per share - basic and diluted	125,772,664	125,793,112	125,608,794	126,343,629

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ATOSSA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(amounts in thousands, except share data)

(Unaudited)

								Total
	Convertible Preferred Stock		Common Stock		Additional	Treasury Stock	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Paid-in Capital	Amount	Deficit	Equity
Balance at December 31, 2022	582	$—	126,624,110	$22,792	$251,366	$—	$(156,194)	$117,964
Stock-based compensation	—	—	—	—	1,573	—	—	1,573
Net loss	—	—	—	—	—	—	(6,281)	(6,281)
Balance at March 31, 2023	582	$—	126,624,110	$22,792	$252,939	$—	$(162,475)	$113,256
Common stock repurchased	—	—	(119,382)	—	—	(152)	—	(152)
Stock-based compensation	—	—	—	—	1,603	—	—	1,603
Net loss	—	—	—	—	—	—	(9,830)	(9,830)
Balance at June 30, 2023	582	$—	126,504,728	$22,792	$254,542	$(152)	$(172,305)	$104,877
Common stock repurchased	—	—	(1,200,664)	—	—	(1,323)	—	(1,323)
Stock-based compensation	—	—	—	—	926	—	—	926
Net loss	—	—	—	—	—	—	(6,229)	(6,229)
Balance at September 30, 2023	582	$—	$125,304,064	$22,792	$255,468	$(1,475)	$(178,534)	$98,251

								Total
	Convertible Preferred Stock		Common Stock		Additional	Treasury Stock	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Paid-in Capital	Amount	Deficit	Equity
Balance at December 31, 2023	582	$—	125,304,064	$22,792	$255,987	$(1,475)	$(186,288)	$91,016
Issuance of common stock upon warrant exercise	—	—	203,750	37	167	—	—	204
Stock-based compensation	—	—	—	—	417	—	—	417
Net loss	—	—	—	—	—	—	(5,878)	(5,878)
Balance at March 31, 2024	582	$—	125,507,814	$22,829	$256,571	$(1,475)	$(192,166)	$85,759
Issuance of common stock upon warrant exercise	—	—	100,000	18	82	—	—	100
Issuance of common stock upon option exercise	—	—	268,998	48	180	—	—	228
Shares withheld related to cashless exercise of options and taxes	—	—	(119,396)	(21)	(207)	—	—	(228)
Stock-based compensation	—	—	—	—	352	—	—	352
Net loss	—	—	—	—	—	—	(6,049)	(6,049)
Balance at June 30, 2024	582	$—	125,757,416	$22,874	$256,978	$(1,475)	$(198,215)	$80,162
Issuance of common stock upon option exercise	—	—	75,000	14	31	—	—	45
Shares withheld related to cashless exercise of options and taxes	—	—	(31,162)	(6)	(39)	—	—	(45)
Stock-based compensation	—	—	—	—	749	—	—	749
Net loss	—	—	—	—	—	—	(7,230)	(7,230)
Balance at September 30, 2024	582	$—	125,801,254	$22,882	$257,719	$(1,475)	$(205,445)	$73,681

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ATOSSA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(Unaudited)

	For the Nine Months Ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(19,157)	$(22,340)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation	1,518	4,102
Impairment charge on investment in equity securities	1,710	2,990
Depreciation	13	9
Loss on disposal of assets	3	—
Changes in operating assets and liabilities:
Prepaid materials	202	3,148
Prepaid expenses and other current assets	1,212	542
Other assets	(40)	(1,697)
Accounts payable	755	(2,247)
Accrued expenses	721	202
Payroll liabilities	(593)	(81)
Other current liabilities	(323)	2
Net cash used in operating activities	(13,979)	(15,370)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(19)	(14)
Net cash used in investing activities	(19)	(14)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of warrants	304	—
Common stock repurchased	—	(1,475)
Net cash provided by (used in) financing activities	304	(1,475)

NET DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(13,694)	(16,859)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING BALANCE	88,570	111,000
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, ENDING BALANCE	$74,876	$94,141

RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents	74,766	$94,031
Restricted cash	110	110
Total cash, cash equivalents and restricted cash	$74,876	$94,141
NON-CASH INVESTING AND FINANCING ACTIVITIES
Common stock issued upon cashless exercise of stock options	$273	$—

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

NOTE 2: LIQUIDITY AND CAPITAL RESOURCES

The Company has incurred net losses and negative operating cash flows since inception. For the nine months ended September 30, 2024, the Company recorded a net loss of $19.2 million and used $14.0 million of cash in operating activities. As of September 30, 2024, the Company had $74.8 million in cash and cash equivalents and working capital of $71.3 million. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs, and it believes it will need to continue to raise substantial additional capital to accomplish its business plan over the next several years. Management believes its currently available cash and cash equivalents will be sufficient to finance the Company’s operations for at least one year from the date these Condensed Consolidated Financial Statements are issued. The Company plans to continue to fund its losses from operations and capital funding needs through a combination of public or private equity offerings, debt financings or other sources, including potential corporate collaborations, licenses and other similar arrangements. There can be no assurance as to the availability or terms upon which such financing and capital might be available in the future. If the Company is unable to secure additional funding, it may be forced to curtail or suspend its business plans.

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

In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included and have been prepared on the same basis as the annual consolidated financial statements. Operating results for the nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.

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

Restricted Cash

The Company’s restricted cash balance as of September 30, 2024 and December 31, 2023 consisted entirely of cash pledged as security for the Company’s issued commercial credit cards.

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

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This standard enhances disclosures related to income taxes, including the rate reconciliation and information on income taxes paid. This ASU becomes effective on January 1, 2025. The Company is assessing the potential impact of this ASU.

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

The Company considered qualitative and quantitative impairment factors in determining if there were any signs of impairment of this investment as of September 30, 2024. Specifically, the Company considered continued concerns about the investee's ability to continue as a going concern, due to negative cash flows from operations and its inability to raise additional funding during the three and nine months ended September 30, 2024. Based on these impairment indicators, the Company performed a quantitative fair value measurement as of September 30, 2024. The impairment of the Company's Investment in equity securities required the estimation of fair value using unobservable inputs (a level 3 fair value measurement). The Company used the dynamic options approach, which required the assumptions regarding the expected average volatility of comparable companies the expected term of the Company's investment, and an estimation of an appropriate risk-free interest rate over the term of the Company's investment. The expected stock price volatility assumption was based upon the average historic volatility of comparable public clinical stage immunotherapy or CAR-T companies. The expected term of the Company's investment was 3.0 years and the risk-free interest rate used was based upon prevailing short term interest rates over the expected term of the investment. The dynamic options approach was weighted at a 5% outcome probability. An adjusted book value approach was also considered and weighted at a 95% probability due to DCT's limited cash on hand, status of current fundraising efforts and the subsequent decision by DCT to lay off all employees and wind down operations. Based on the valuation, the Company concluded that the investment was impaired, and accordingly, an impairment charge of $1.7 million was recorded in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2024.

On June 30, 2023, the Company considered adverse changes in the general market condition of the industry in which DCT operates and concerns about DCT's ability to continue as a going concern. Based on these impairment indicators, the Company performed a quantitative fair value measurement in the second quarter of 2023. The impairment of the Company's Investment in equity securities required the estimation of fair value using unobservable inputs (a level 3 fair value measurement). The Company used the dynamic options approach, which required assumptions regarding the expected average volatility of comparable companies, the expected term of the Company's investment, and an estimation of an appropriate risk-free interest rate over the term of the Company's investment. The expected stock price volatility assumption was based upon the average historic volatility of comparable public clinical stage immunotherapy or CAR-T companies. The expected term of the Company's investment as of June 30, 2023 was 3.5 years and the risk-free interest rate used was based upon prevailing short-term interest rates over the expected term of the investment. The dynamic options approach was weighted at a 50% outcome probability. An adjusted book value approach was also considered and also weighted at a 50% probability due to DCT's limited cash on hand, status of then-current fundraising efforts and the estimated timing of a deemed liquidation event occurring as of June 30, 2023. The Company recorded an impairment charge of $3.0 million for the nine months ended September 30, 2023.

The following table summarizes the changes in the Company's fair value estimate of its Investment in equity securities (in thousands):

Beginning balance as of January 1, 2023 of Investment in equity securities	$4,700
Impairment charge on Investment in equity securities	(2,990)
Balance as of December 31, 2023 Investment in equity securities	1,710
Impairment charge on Investment in equity securities	(1,710)
Balance as of September 30, 2024 Investment in equity securities	$-

NOTE 5: PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30,	December 31,
	2024	2023
Prepaid clinical trial deposits	$552	$805
Prepaid insurance	119	794
Prepaid professional services	131	501
Other	148	62
Total prepaid expenses and other current assets	$950	$2,162

NOTE 6: ACCRUED EXPENSES

Accrued expenses consisted of the following (in thousands):

	September 30,	December 31,
	2024	2023
Accrued clinical trial costs	$1,207	$608
Accrued professional services and other	487	365
Total accrued expenses	$1,694	$973

NOTE 7: PAYROLL LIABILITIES

Payroll liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2024	2023
Accrued bonuses	$748	$1,134
Accrued vacation	194	236
Accrued payroll and benefits	119	284
Total payroll liabilities	$1,061	$1,654

NOTE 8: RESEARCH AND DEVELOPMENT REBATE LIABILITY

In 2017, the Company formed a wholly owned subsidiary in Australia called Atossa Genetics AUS Pty Ltd. The purpose of this subsidiary is to perform R&D activities, including some of the Company's clinical trials. Australia offers R&D cash rebates on qualified R&D activities incurred in the country. The Australian R&D tax incentive program is a self-assessment program, and as such, the Australian Taxation Office (ATO) has the right to review the Company’s program and related expenditures for a period of four years following the tax return filing date. If a review were to occur, a qualified program and related expenditures could be disqualified by the ATO with interest and penalties. Based on the Company's evaluation of the ATO's taxpayer alert in December 2023, the Company believes that it is not reasonably assured that the full tax position would be sustained under audit. Accordingly, as of September 30, 2024 and December 31 2023 a liability of $1.5 million and $1.8 million was included in Other current liabilities in the Condensed Consolidated Balance Sheets.

NOTE 9: FAIR VALUE OF FINANCIAL INSTRUMENTS

The following tables present the Company’s fair value hierarchy for all its financial assets and liabilities, by major security type, measured at fair value on a recurring basis (in thousands):

September 30, 2024	Estimated Fair Value	Level 1	Level 2	Level 3
Assets:
Money market fund	$74,220	$74,220	$—	$—

December 31, 2023	Estimated Fair Value	Level 1	Level 2	Level 3
Assets:
Money market fund	$88,029	$88,029	$—	$—

NOTE 10: STOCKHOLDERS’ EQUITY

Common Stock

On June 27, 2024, the Company’s stockholders approved an amendment of the Company’s Amended and Restated Certificate of Incorporation to increase the number of authorized shares of the Company’s common stock, par value $0.18 per share, from 175,000,000 to 350,000,000. As of September 30, 2024, the Company is authorized to issue 350,000,000 shares of common stock, par value $0.18 per share.

Share Repurchases

On June 27, 2023, the Board of Directors (the Board) authorized a program to repurchase shares of common stock, par value $0.18 per share, up to an aggregate market value of $10.0 million. On December 18, 2023, the Board authorized an extension of the program through December 31, 2024. The Board may suspend, modify, or terminate the share repurchase program at any time. During the three and nine months ended September 30, 2024, no shares were repurchased. During the three and nine months ended September 30, 2023, 1,200,664 shares and 1,320,046 shares were purchased for a cost of $1.3 million and $1.5 million, respectively.

Preferred Stock

The Company is authorized to issue a total of 10,000,000 shares of preferred stock, par value $0.001 per share. The Company has designated 750,000 shares of Series A junior participating preferred stock, par value $0.001 per share, 4,000 shares of Series A convertible preferred stock, par value $0.001 per share, 25,000 shares of Series B convertible preferred stock, par value $0.001 per share, and 20,000 shares of Series C convertible preferred stock, par value $0.001 per share, through the filings of certificates of designation with the Delaware Secretary of State. No shares of Series A junior participating preferred stock, Series A convertible preferred stock, or Series C convertible preferred stock, were outstanding as of September 30, 2024 and December 31, 2023.

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

During the three and nine months ended September 30, 2024 and 2023, there were no conversions of Series B convertible preferred stock.

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

Warrants Outstanding

As of September 30, 2024, the following warrants to purchase shares of the Company’s common stock were outstanding:

	Outstanding Warrants to Purchase Shares	Exercise Price Per Warrant	Expiration Date
December 2020 warrants	6,185,750	$1.00	December 11, 2024-June 21, 2025
January 2021 warrants	4,500,000	$1.055	July 8, 2025
March 2021 warrants	10,525,000	$2.88	September 22, 2025
	21,210,750

Warrant Activity

During the nine months ended September 30, 2024, the Company received approximately $0.3 million from the exercises of warrants resulting in the issuance of 303,750 shares of common stock. There were no warrant exercises during the nine months ended September 30, 2023.

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

The following table sets forth the weighted average number of common shares excluded from the calculation of diluted net loss per share, because including them would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Options to purchase common stock	20,405,579	20,593,037	18,216,874	17,742,816
Series B convertible preferred stock	165,338	165,338	165,338	165,338
Warrants to purchase common stock	21,210,750	21,514,500	21,308,601	21,514,500
	41,781,667	42,272,875	39,690,813	39,422,654

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

As a result of the Company’s cumulative losses, management has concluded that a full valuation allowance against the Company’s net deferred tax assets is appropriate. Therefore, no income tax provision was recorded for the three and nine months ended September 30, 2024 and 2023.

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

Contractual Obligations

Contractual obligations represent the Company’s future cash commitments and liabilities under agreements with third party clinical trial service providers. Apart from contracts with one third party clinical trial service provider, such agreements are cancellable upon written notice by the Company. The non-cancellable contracts expire upon completion of the clinical trial and release of the final report, or the contracts may be terminated by the clinical trial service provider, by the FDA or another governmental agency. As of September 30, 2024, the Company's estimated non-cancellable commitment was $10.5 million.

NOTE 14: STOCK BASED COMPENSATION

On May 15, 2020, the stockholders of the Company approved the 2020 Stock Incentive Plan (the 2020 Plan) to provide for the grants of equity-based awards to employees, officers, non-employee directors and other key persons providing services to the Company. On June 27, 2024, the stockholders of the Company approved an amendment and restatement of the 2020 Plan which increased the shares available for issuance by 12,000,000 shares, to a total of 30,000,000 shares available for grant. The 2020 Plan was also extended through June 27, 2034. As of September 30, 2024, 13,484,925 shares were available for future grants under the 2020 Plan.

The Company recognized stock-based compensation expense in the Condensed Consolidated Statements of Operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Research and development	$204	$324	$440	$1,289
General and administrative	545	602	1,078	2,813
Total stock-based compensation expense	$749	$926	$1,518	$4,102

The following table shows a summary of all stock option activity for the nine months ended September 30, 2024:

	Number of Underlying Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Contractual Life Remaining in Years	Aggregate Intrinsic Value
Outstanding as of January 1, 2024	17,506,345	$1.79		$554,525
Granted	4,208,334	1.06
Forfeited	(1,167,504)	1.60
Exercised	(343,998)	0.79
Expired	(4,606)	258.08
Outstanding as of September 30, 2024	20,198,571	$1.61	7.13	$6,090,201
Exercisable as of September 30, 2024	16,069,778	$1.76	6.53	$3,966,111
Vested and expected to vest	20,198,571	$1.61	7.13	$6,090,201

No options were granted during the three months ended September 30, 2024. The weighted average grant date fair value of options granted during the nine months ended September 30, 2024 was $0.84.

As of September 30, 2024, the unrecognized compensation cost associated with unvested options was $3.1 million. This expense is expected to be recognized over a weighted-average period of 1.49 years.

NOTE 15: DEFINED CONTRIBUTION PLAN

The Company has a defined contribution plan to which employees of the Company may defer contributions for income tax purposes. Participants are eligible to receive employer matching contributions up to 6% of deferrals. Employees may also be eligible for a discretionary match over 6%. Defined contribution plan employer matching contributions for the three and nine months ended September 30, 2024 were $39 thousand and $153 thousand, respectively, and $31 thousand and $137 thousand for the same periods in 2023, respectively.

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

•
whether we can obtain approval from the U.S. Food and Drug Administration (FDA), and foreign regulatory bodies, to continue our clinical trials, including our planned (Z)-endoxifen trials, and to sell, market and distribute our therapeutics under development;

•
our ability to identify and partner with organizations to commercialize any of our products once they are approved for marketing;

•
our ability to successfully initiate and complete clinical trials of our products under development, including our proprietary (Z)-endoxifen (an active metabolite of Tamoxifen);

•
the success, costs and timing of our development activities, such as clinical trials, including whether our studies using our (Z)-endoxifen therapies will enroll a sufficient number of subjects in a timely fashion or be completed in a timely fashion or at all;

•
whether we will successfully complete our clinical trial of oral (Z)-endoxifen in women with mammographic breast density and our trials of (Z)- endoxifen in women with breast cancer, and whether the studies will meet their objectives;

•
our ability to contract with third-party suppliers, manufacturers and service providers, including clinical research organizations, and their ability to perform adequately;

•
our ability to successfully develop and commercialize new therapeutics currently in development, or new therapeutics that we might identify in the future, and within the time frames we currently expect;
•
our ability to successfully deploy artificial intelligence (“AI”) in our or our collaborators’ product candidates;

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

•
our ability to raise capital.

These and other forward-looking statements made in this report are presented as of the date of the filing of this report. We have discussed certain important factors, risks and uncertainties in the cautionary statements included in this report, particularly in the sections titled “ITEM 1A. RISK FACTORS,” “ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS,” and elsewhere in this report, that we believe could cause our actual results, events or outcomes, or the timing of these results or outcomes, to differ materially from our anticipated results, events or outcomes, or the anticipated timing of these results or outcomes, including any variation between interim or preliminary and final clinical results or analysis. Our forward-looking statements do not reflect the potential impact of any new information, future events or circumstances that may affect our business after the date of this report. Except as required by law, we expressly disclaim any intent to update any forward-looking statements after the date on which the statement is made, whether as a result of new information, future events or future circumstances or otherwise.

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

We have been granted multiple U.S. and international patents covering our proprietary (Z)-endoxifen, and we have numerous applications pending in the U.S. and in other major countries. We have patent protection covering our proprietary (Z)-endoxifen through at least November 17, 2038.

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

(Z)-endoxifen for Women with Mammographic Breast Density. Mammographic breast density (MBD) is an emerging public health issue affecting over 20 million women in the U.S. alone. Dense breast tissue makes mammography less effective. When women with MBD are diagnosed with breast cancer, it is often later stage, which makes treatment outcomes suboptimal. Studies conducted by others have also shown that MBD increases the risk of developing breast cancer and that reducing MBD may reduce the incidence of breast cancer.

In December 2021, we commenced a Phase 2 study of our proprietary oral (Z)-endoxifen. The study, known as the Karisma-(Z)-endoxifen study, is a Phase 2, randomized, double-blind, placebo-controlled, dose-response study of our proprietary oral (Z)-endoxifen in healthy premenopausal women with measurable breast density. The primary objective of the study is to determine the dose-response relationship of daily (Z)-endoxifen on breast density reduction. Secondary endpoints will assess safety and tolerability. The study also includes an exploratory endpoint to assess durability of the breast density changes. The study is being conducted in Stockholm, Sweden and includes approximately 240 participants, at full enrollment, who receive daily doses of oral (Z)-endoxifen or placebo for six months after they enroll. The study fully enrolled in November 2023.

In November 2024, a preliminary data analysis from this study showed positive topline data in premenopausal women with MBD. The preliminary report showed low doses of (Z)-endoxifen significantly reduced MBD and was generally well tolerated. The prevention trial included healthy women, randomized to daily placebo, 1 mg and 2 mg of (Z)-endoxifen. There were 80 women in each study arm (240 in total) and the study lasted six months. Measurements at six months or early terminations were compared to baseline density. The study demonstrated MBD reductions of 19.3 percent and 26.5 percent in the 1 mg and 2 mg treatment arms, respectively, compared to placebo, over a six-month period. No changes in hematological safety tests or vital signs were noted during the trial period. The number of women that discontinued the study because of side effects related to the drug were 4, 5 and 11 in the placebo, 1 mg and 2 mg arms, respectively. Vasomotor symptoms were not reported as a reason for discontinuation.

Based on input from the FDA and Swedish Medical Products Agency, reduction in MBD may not be an approvable indication unless we can demonstrate that our (Z)-endoxifen also reduces the incidence of breast cancer. We may therefore conduct additional studies of (Z)-endoxifen to assess its correlation with the risk of breast cancer and/or reduction in the incidence of new breast cancers.

(Z)-endoxifen for Ductal Carcinoma In Situ. Ductal carcinoma in situ (DCIS) is a pre-cancerous lesion of the breast. Each year, approximately 60,000 new cases of DCIS are diagnosed in the United States. It rarely produces symptoms, or a breast lump one can feel, typically being detected through screening mammography. In some cases, DCIS may become invasive and spread to other tissues, but there is no way of determining which lesions will remain stable without treatment, and which will go on to become invasive. This uncertainty can result in aggressive and unnecessary treatment approaches that can have harmful side effects without significant benefit.

In October 2023, Quantum Leap Healthcare Collaborative (QLHC) announced the initiation of the Phase 2 DCIS: Re-Evaluating Conditions for Active Surveillance Suitability as Treatment (RECAST) study. (Z)-endoxifen is being investigated as part of this platform trial, which offers women with DCIS six months of neoadjuvant treatment with the intent of determining their suitability for long-term active surveillance without surgery. Approximately 100 patients will be treated with (Z)-endoxifen. The study incorporates both a neoadjuvant therapy phase, with patients at high risk for progression to invasive disease proceeding to surgery, followed by an extended surveillance phase for low-risk patients. Enrollment in this study is ongoing.

(Z)-endoxifen for Neoadjuvant Treatment of Breast Cancer. We are also developing (Z)-endoxifen to treat estrogen receptor positive (ER+) / human epidermal growth factor receptor 2 negative (HER2-) breast cancer in the neoadjuvant setting, which is the administration of a therapy before the main treatment, which is usually surgery. Although there are neoadjuvant treatments for breast cancers that are not ER+, there are few neoadjuvant treatments for ER+ breast cancer which comprises approximately 240,000 new cases or 78% of all breast cancers.

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

The study is expected to enroll approximately 180 patients at up to 25 sites. EVANGELINE is a two-part study consisting of a PK Run-in Cohort and a Treatment Cohort. The PK Run-in Cohort was fully enrolled in July 2024. The primary objective of the Treatment Cohort is to evaluate the endocrine sensitive disease (ESD) rate, measured by Ki-67 (a proliferation marker prognostic for disease free survival), after four weeks of treatment with (Z)-endoxifen compared to treatment with current standard of care, exemestane + goserelin. Exemestane is an aromatase inhibitor designed to block the synthesis of estrogen and slow the growth of ER+ cancers. Goserelin is a medication given to block the ovaries from making estrogen, also called ovarian function suppression. Initiation of the Treatment Cohort is expected in the fourth quarter of 2024.

In March 2023, a second Phase 2 trial investigating oral (Z)-endoxifen as a neoadjuvant treatment for women diagnosed with locally advanced ER+ breast cancer was initiated. This trial is a study arm in the ongoing I‑SPY 2 Endocrine Optimization Pilot (I-SPY 2 EOP). The I-SPY 2 TRIAL is a collaborative effort among academic investigators from major cancer research centers across the U.S., QLHC, the U.S. FDA, and the Foundation for the National Institutes of Health (FNIH) Cancer Biomarkers Consortium. 20 patients were treated with (Z)-endoxifen for up to 24 weeks prior to surgery. Enrollment was completed in January 2024 for the Phase 2 I-SPY clinical trial.

A preliminary data analysis from this study, which included 20 women with ER+/HER2- breast cancer who received 10mg of (Z)-endoxifen orally once daily for six cycles (each cycle = 28 days), showed that (Z)-endoxifen met the primary endpoint with 95 percent (19/20 patients) receiving > 75 % of planned treatment. The data also demonstrated (Z)-endoxifen activity in rapidly reducing key biomarkers such as Ki-67 by 69 percent from baseline and a 30.4 percent reduction in functional tumor volume (FTV) from baseline after 3 weeks of treatment. FTV is a quantitative measurement of tumor burden that can be used to assess treatment response for breast cancer. (Z)-endoxifen was well tolerated in this study with the most common side effects being mild, including hot flashes, insomnia, and fatigue. No dose reductions or discontinuations due to treatment related adverse events were observed in this study. Surgical Ki-67 values and 24-week imaging will be analyzed in the future.

On April 15, 2024, we announced that a new study was initiated to evaluate our proprietary (Z)-endoxifen in combination with abemaciclib (VERZENIO®), a cyclin-dependent kinase (CDK) 4/6 inhibitor marketed by Eli Lilly and Company, in women with ER+/HER2- breast cancer. This trial is a study arm of the I-SPY 2 EOP. On June 28, 2024, we announced that the study has been expanded to include 80 women with newly diagnosed ER+ / HER2- invasive breast cancer. Participants are expected to receive 80mg (Z)-endoxifen once daily in combination with 150mg abemaciclib twice daily for a total of 24 weeks prior to surgery. Enrollment in this study is ongoing.

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

There have been no material changes to our critical accounting estimates during the nine months ended September 30, 2024 from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on April 1, 2024.

Results of Operations

Comparison of Three and Nine Months Ended September 30, 2024 and 2023

Revenue and Cost of Revenue. For the three and nine months ended September 30, 2024 and 2023, we had no source of revenue and no associated cost of revenue.

Operating Expenses. Total operating expenses were $6.4 million and $20.5 million for the three and nine months ended September 30, 2024 which was a decrease of $1.1 million and $1.9 million, from total operating expenses for the three and nine months ended September 30, 2023 of $7.5 million and $22.4 million, respectively. Factors contributing to the decrease in operating expenses in the three and nine months ended September 30, 2024 are explained below.

Research & Development (R&D) Expenses. The following table provides a breakdown of major categories within R&D expenses for the three and nine months ended September 30, 2024 and 2023, together with the dollar change in those categories (dollars in thousands):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2024	2023	Increase (Decrease)	% Increase (Decrease)	2024	2023	Increase (Decrease)	% Increase (Decrease)
Research and Development Expense
Clinical and non-clinical trials	$2,490	$3,365	$(875)	(26)%	$7,875	$8,239	$(364)	(4)%
Compensation	701	763	(62)	(8)%	2,006	2,696	(690)	(26)%
Professional fees and other	221	339	(118)	(35)%	833	745	88	12%
Research and Development Expense Total	$3,412	$4,467	$(1,055)	(24)%	$10,714	$11,680	$(966)	(8%)

As (Z)-endoxifen is our only product candidate for which we currently incur R&D expense, we have not further disaggregated R&D expenses by product candidate.

•

Clinical and non-clinical trial expense decreased $0.9 million and $0.4 million for the three and nine months ended September 30, 2024, respectively, compared to the prior year periods due to a decrease in spending for the (Z)-endoxifen trials, including a decrease in drug development costs.

•

The decrease in R&D compensation expense of $0.1 million and $0.7 million for the three and nine months ended September 30, 2024, respectively, compared to the prior year periods was primarily due to a decrease in non-cash stock-based compensation expense of $0.1 million and $0.8 million for the three and nine months ended September 30, 2024, respectively. Non-cash stock-based compensation expense decreased compared to the prior year periods due to the weighted average fair value of stock options amortizing in the 2024 periods being lower.

•

The decrease in R&D professional fees and other expense of $0.1 million for the three months ended September 30, 2024 compared to the prior year period was primarily due to the timing of the study cohorts in clinical and non-clinical trials. The increase in R&D professional fees and other expense of $0.1 million for the nine months ended September 30, 2024 compared to the prior year period was primarily due to higher consulting fees in 2024 related to our (Z)-endoxifen program.

General and Administrative (G&A) Expenses. The following table provides a breakdown of major categories within G&A expenses for the three and nine months ended September 30, 2024 and 2023, together with the dollar change in those categories (dollars in thousands):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2024	2023	Increase (Decrease)	% Increase (Decrease)	2024	2023	Increase (Decrease)	% Increase (Decrease)
General and Administrative Expense
Compensation	$1,342	$1,534	$(192)	(13)%	$3,698	$6,153	$(2,455)	(40)%
Professional fees and other	1,425	1,127	298	26%	5,374	3,502	1,872	53%
Insurance	206	340	(134)	(39)%	684	1,023	(339)	(33)%
General and Administrative Expense Total	$2,973	$3,001	$(28)	(1)%	$9,756	$10,678	$(922)	(9)%

•

The decrease in G&A compensation expense of $0.2 million and $2.5 million for the three and nine months ended September 30, 2024, respectively, compared to the prior year periods was due to a decrease in both cash compensation and non-cash stock-based compensation expense. Non-cash stock-based compensation expense decreased by $0.1 million and $1.7 million for the three and nine months ended September 30, 2024, respectively, compared to the prior year periods due to the weighted average fair value of stock options amortizing in 2024 being lower. Cash compensation decreased by $0.1 million for the three months ended September 30, 2024 compared to the prior year period due to a different mix of employees. Cash compensation decreased by $0.7 million for the nine months ended September 30, 2024 compared to the prior year period primarily due to salary and bonus severance expense of $0.6 million for the nine months ended September 30, 2023 related to the departure of our former Chief Financial Officer.

•

G&A professional fees and other expense increased by $0.3 million and $1.9 million for the three and nine months ended September 30, 2024, respectively, compared to the prior year periods primarily due to the increase in legal fees of $0.2 million and $1.0 million for the three and nine months ended September 30, 2024, respectively, due to higher patent-related activity as well as other legal matters. Investor relations expenses increased by $0.5 million for the nine months ended September 30, 2024 compared to the prior year period due to an increase in investor outreach costs. Accounting fees increased by $0.2 million for the nine months ended September 30, 2024 compared to the prior year period due to a change in our accounting firm as well as the increased complexity of the business.

•

The decrease in G&A insurance expense of $0.1 million and $0.3 million for the three and nine months ended September 30, 2024, respectively, compared to the prior year periods was due to lower negotiated insurance premiums for the same or better coverage in 2024.

Interest Income. Interest income of $1.0 million for the three months ended September 30, 2024 represented a decrease of $0.3 million compared to the prior year period, and was primarily due to a decrease in funds invested in the money market account. Interest income of $3.2 million for the nine months ended September 30, 2024 represented an increase of $0.1 million compared to the prior year period, and was primarily due to a change in the mix of our money market accounts which yielded a higher rate of return in 2024.

Impairment Charge on Investment in Equity Securities. For the nine months ended September 30, 2024, we wrote down our Investment in equity securities by $1.7 million and for the nine months ended September 30, 2023, we wrote down our Investment in equity securities by $3.0 million due to impairment of our investment. Refer to Note 4 “Investment in Equity Securities” to the Condensed Consolidated Financial Statements.

Income Taxes. We did not record an income tax expense or benefit for the three and nine months ended September 30, 2024 and 2023 due to uncertainty regarding utilization of our net operating loss carryforwards and our history of losses.

Liquidity and Capital Resources

We have incurred net losses and negative operating cash flows since inception. For the nine months ended September 30, 2024, we recorded a net loss of $19.2 million and used $14.0 million of cash in operating activities. As of September 30, 2024, we had $74.8 million in cash and cash equivalents and working capital of $71.3 million. We believe we have sufficient cash on hand to fund our projected operating requirements for at least the next 12 months.

Net Cash Flows from Operating Activities. Net cash used in operating activities was $14.0 million for the nine months ended September 30, 2024, compared to net cash used in operating activities of $15.4 million for the same period in 2023, a decrease of $1.4 million compared to the prior year period. Cash used in operating activities for the nine months ended September 30, 2024 primarily consisted of our net loss of $19.2 million adjusted for non-cash impairment on our investment in equity securities of $1.7 million, non-cash stock-based compensation expense of $1.5 million, and net cash inflows from a change in our operating assets and liabilities of $1.9 million. Cash used in operating activities for the nine months ended September 30, 2023 primarily consisted of our net loss of $22.3 million, adjusted for non-cash impairment on our investment in equity securities of $3.0 million, non-cash stock-based compensation expense of $4.1 million, and net cash outflows from a change in our operating assets and liabilities of $0.1 million.

Net Cash Flows from Investing Activities. Net cash used in investing activities was $19 thousand and $14 thousand for the nine months ended September 30, 2024 and 2023, respectively, and was primarily related to our purchases of computers.

Net Cash Flows from Financing Activities. Net cash provided by financing activities was $0.3 million for the nine months ended September 30, 2024 and primarily consisted of proceeds from warrants exercised during the period. Net cash used in financing activities was $1,475 for the nine months ended September 30, 2023 and primarily consisted of the repurchase of common stock under the Share Repurchase Program.

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

Contractual Obligations

Our contractual obligations represent our future cash commitments and liabilities under agreements with third-party clinical trial service providers. Apart from contracts with one third party clinical trial service provider, such agreements are cancellable upon written notice by us. The non-cancellable contracts expire upon completion of the clinical trial and release of the final report, or the contract may be terminated by the clinical trial service provider, by the FDA or another governmental agency. As of September 30, 2024, our estimated non-cancellable commitment was $10.5 million which will be paid over the term of the clinical trials.

Share Repurchase Program

In June 2023, our Board of Directors (the Board) authorized a program to repurchase up to $10.0 million of our common stock (the Share Repurchase Program). The Share Repurchase Program does not obligate us to acquire any specific number of shares. Under the Share Repurchase Program, shares of common stock may be repurchased using a variety of methods, including privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act, as part of accelerated share repurchases and other methods. The timing, manner, price and amount of any repurchases are determined by the Board in its discretion and depend on a variety of factors, including legal requirements, price and economic and market conditions. During the three and nine months ended September 30, 2024, no shares were repurchased. Please refer to Note 10 “Stockholders’ Equity” to the Condensed Consolidated Financial Statements.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2024, pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act).

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

Based on the evaluation of our disclosure controls and procedures as of September 30, 2024, our Principal Executive Officer and Principal Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended September 30, 2024, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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
•
The deployment of artificial intelligence (“AI”) in our or our collaborators’ product candidates could adversely affect our business, reputation or financial results.
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

Purchasing shares of common stock is an investment in our securities and involves a high degree of risk and uncertainty. You should carefully consider the following information about these risks and uncertainties, together with the other information contained in this Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2024, before purchasing our securities. If any of the following risks and uncertainties actually occur, our business, financial condition and results of operations may suffer. In that case, the market price of our common stock could decline, and you may lose part or all of your investment in our Company. Additional risks and uncertainties of which we are not presently aware or that we currently believe are immaterial may also harm our business and results of operations.

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

For the three and nine months ended September 30, 2024, we incurred a net loss of approximately $7.2 million and $19.2 million, respectively, and we had an accumulated deficit of approximately $205.4 million since inception. As of September 30, 2024, we had cash and cash equivalents of approximately $74.8 million. Because we have no current sources of revenue, we expect that we will need to raise capital again in the future to continue to fund our operations. When we elect to raise additional funds or when additional funds are required, we may raise such funds through public or private equity offerings, debt financings, corporate collaboration and licensing arrangements or other financing alternatives. These financing arrangements may not be available on acceptable terms, if at all. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may be prevented from developing our pharmaceutical candidates, pursuing acquisitions, and investing in other companies, including as a sponsor or investor in special purpose acquisition companies, licensing, development and commercialization efforts, and our ability to continue our operations, generate revenues, and achieve or sustain profitability may be substantially harmed.

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

We have a limited operating history and have incurred net losses each year. Our net loss for the three and nine months ended September 30, 2024, was approximately $7.2 million and $19.2 million, respectively. We will continue to incur further losses in connection with research and development costs for development of our programs, including ongoing and additional clinical studies.

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

Our failure to address these risks or other problems encountered in connection with our past or future acquisitions and other transactions, including our investment in DCT, have in the past and could in the future cause us to fail to realize the anticipated benefits of such acquisitions and transactions, and result in higher than expected costs, the recording of asset impairment or restructuring charges and other actions which could negatively impact our business, financial condition, results of operations and our ability to execute on our strategic plan. For example, we incurred a $1.7 million and $3.0 million impairment charge for the nine- month period ended September 30, 2024 and for the year ended December 31, 2023, respectively, in connection with our investment in DCT.

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

In addition, our employees and personnel or our vendors or partners may use AI, including generative AI, technologies to perform their work or in their operations, and the disclosure and use of personal information in AI technologies is subject to various privacy laws and other privacy obligations. Governments have passed and are likely to pass additional laws regulating AI. Any use of this technology could result in additional compliance costs, regulatory investigations and actions, and consumer lawsuits.

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

The deployment of AI in our or our collaborators’ product candidates could adversely affect our business, reputation or financial results.

We or our collaborators may integrate AI, including generative AI, and machine learning in our drug discovery efforts and efforts to develop our product candidates. As a new and rapidly evolving technology, the use of AI is subject to numerous risks and uncertainties, including operational, technical, legal, compliance, privacy, data security, ethical, competitive and reputational risks. Machine learning and predictive analytics may produce flawed, biased, incomplete, overbroad or inaccurate results, which could negatively impact the development of our or our collaborators’ product candidates and expose us to competitive and reputational harm. Developing, testing and deploying resource-intensive AI systems, or supporting our collaborator’s development of such systems, including our sponsorship of the Phase 2 SMART study that seeks to validate an AI-driven breast cancer risk assessment model, requires significant investment and may increase our costs, and there is no guarantee that our investment in such systems will lead to discovery of new product candidates or eventual regulatory approval or commercialization of any product candidates or accelerate or reduce costs associated with the drug discovery, development or approval timeline. Our inability to successfully deploy AI in the discovery or development of our or our collaborators’ product candidates, or the public’s lack of acceptance of such products, could adversely affect our business, reputation and financial results.

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

Our commercial success will depend, in part, on our ability to obtain additional patents and licenses and to protect our existing patent position, both in the U.S. and in other countries, for therapeutics and related technologies, processes, methods, compositions, and other inventions that we believe are patentable, all of which provide limited protection and may not adequately protect our rights or permit us to gain or keep any competitive advantage. As of September 30, 2024, we own and are pursuing 102 pending patent applications (25 U.S. patent applications, including 1 allowed U.S. application, and 77 international patent applications, including 2 allowed international applications) and 14 issued patents (5 U.S. patents and 9 international patents). We continue to evaluate the full range of our technologies and file new patent applications consistent with our evolving business goals.

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

As is the case with other biotechnology and pharmaceutical companies, our success is heavily dependent on our intellectual property, particularly on obtaining and enforcing patents. Obtaining and enforcing patents in the biotechnology and pharmaceutical industries involve both technological and legal complexity, and is therefore costly, time-consuming and inherently uncertain. For the past several years, the U.S. has conducted proceedings involving post-issuance patent review procedures, such as inter partes review (IPR) and post-grant review (PGR). These proceedings are conducted before the Patent Trial and Appeal Board (PTAB), of the USPTO. Each proceeding has different eligibility criteria and different patentability challenges that can be raised. In this regard, the IPR process permits any person (except a party who has been litigating the patent for more than a year) to challenge the validity of a U.S. patent on the grounds that it was anticipated or made obvious by prior art consisting of patents or printed publications. As a result, non-practicing entities associated with hedge funds, pharmaceutical companies who may be our competitors and others have challenged certain valuable pharmaceutical U.S. patents based on prior art through the IPR process. A decision in such a proceeding adverse to our interests could result in the loss of valuable patent rights, which would have a material adverse effect on our business, financial condition, results of operations and growth prospects. For example, there is a PGR Petition relating to one of our issued patents, see Note 13 “Commitments and Contingencies” to the Condensed Consolidated Financial Statements. Any potential future changes to the U.S. patent system could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business, financial condition, results of operations and growth prospects. Further, recent U.S. Supreme Court rulings have narrowed the scope of patent protection available in certain circumstances and weakened the rights of patent owners in certain situations. In particular, on March 20, 2012, the U.S. Supreme Court issued the Mayo Collaborative Services v. Prometheus Laboratories, Inc. decision, holding that several claims drawn to measuring drug metabolite levels from patient samples were not patentable subject matter. The full impact of the Mayo Collaborative Services v. Prometheus Laboratories, Inc. decision on diagnostic and certain method claims is uncertain. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents once obtained. Depending on decisions by the U.S. Congress, the federal courts, and the USPTO, the laws and regulations governing patents could change in unpredictable ways that could weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future. The standards that courts use to interpret patents are not always applied predictably or uniformly and may evolve, particularly as new technologies develop. In addition, changes to patent laws in the U.S. or other countries may be applied retroactively to affect the validity, enforceability, or term of our patent. For example, the U.S. Supreme Court has modified some legal standards applied by the USPTO in examination of U.S. patent applications, which may decrease the likelihood that we will be able to obtain patents and may increase the likelihood of challenges to patents we obtain or license.

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

We rely on information technology systems to keep financial records, maintain corporate records, communicate with staff and external parties and operate other critical functions. Our information technology systems are potentially vulnerable to disruption due to breakdown, malicious intrusion and computer viruses or other disruptive events, including, but not limited to, natural disasters, terrorist attacks, utility outages, theft, viruses, phishing, malware, design defects, human error and complications encountered as existing systems are maintained, repaired, replace or upgraded. If we were to experience a prolonged system disruption in our information technology systems or those of certain of our vendors, it could negatively impact our ability to serve our customers, which could adversely impact our business. Although we maintain offsite back-ups of our data, if operations at our facilities were disrupted, it may cause a material disruption in our business if we are not capable of restoring function on an acceptable time frame. In addition, our information technology systems are potentially vulnerable to data security breaches — whether by employees or others — which may expose data (including sensitive data) to unauthorized persons. Such data security breaches could lead to the loss of trade secrets or other intellectual property or could lead to the public exposure of personal data (including sensitive personal data) of our employees, customers and others, any of which could have a material adverse effect on our business, reputation, financial condition and results of operations. Sensitive data could also be leaked, disclosed, or revealed as a result of or in connection with our employee’s, personnel’s, vendors’ or partners’ use of AI technologies. In addition, because we collect, store and transmit confidential information in digital form, we, and third parties who we work with, are or may become subject to numerous domestic and foreign laws, regulations, and standards relating to privacy, data protection, and data security, the scope of which is changing, subject to differing applications and interpretations, and may be inconsistent among countries, or conflict with other rules. Any data breaches disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, including state data protection regulations (including data breach notification statutes and the California Consumer Privacy Act), the E.U. GDPR and the UK GDPR, and other regulations, the violation of which could result in significant penalties. In addition, these breaches and other inappropriate access can be difficult to detect, and any delay in identifying them may lead to increased harm of the type described above.

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

We also compete with a substantial number of other companies that are working to develop novel drugs using emerging AI technologies that compete directly or indirectly with us. Companies implementing generative AI, for example, have been devoting resources to create large and high-quality training datasets in order to accelerate drug discovery processes. This includes using AI tools to create novel drug molecules, streamline disease target identification, and construct AI-based prediction models for clinical trial outcomes. As a result of these dynamics, we may not be able to secure the technologies we desire or to otherwise effectively compete. Furthermore, should any commercial undertaking by us prove to be successful, there can be no assurance competitors with greater financial resources will not offer competitive products and/or technologies.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Securities

We did not repurchase any of our equity securities during the three months ended September 30, 2024.

Item 3. Defaults Upon Senior Securities.

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(c) Trading Plans

During the three months ended September 30, 2024, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

ITEM 6. EXHIBITS

EXHIBIT INDEX

Incorporated by Reference Herein or Filed or Furnished Herewith
Exhibit No.	Description	Form	Date

10.1#	Employment Agreement with Heather Rees Dated July 1, 2024	Quarterly Report on Form 10-Q as Exhibit 10.2#	August 12, 2024

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith

31.2	Certification Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act	Furnished herewith

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act	Furnished herewith

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document With Embedded Linkbase Documents

104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

#Indicates management contract or compensatory plan, contract or agreement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 12, 2024

/s/ Steven C. Quay
President and Chief Executive Officer (On behalf of the Registrant)

/s/ Heather Rees
Chief Financial Officer (as Principal Financial and Accounting Officer)