Form 10-K
period 2024-12-31
ATOSSA THERAPEUTICS, INC.
filed 2025-03-25
CIK 1488039

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2024

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from: to

Commission File Number: 001-35610

ATOSSA THERAPEUTICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	26-4753208
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

10202 Fifth Avenue NE, Suite 200

Seattle, WA 98125

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

As of June 28, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates was $149,586,095. Shares of common stock held by each officer and director and by each person who is known by the Company to own 10% or more of the outstanding common stock have been excluded, as such persons may be deemed to be affiliates of the Company. This determination of affiliate status is not necessarily a conclusive determination of affiliate status for other purposes.

The number of shares outstanding of the registrant's common stock, par value $0.18, as of March 17, 2025, was 129,170,004 .

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s Definitive Proxy Statement for the registrant’s 2025 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2024.

ATOSSA THERAPEUTICS, INC.
2024 ANNUAL REPORT ON FORM 10-K

NOTE REGARDING FORWARD-LOOKING STATEMENTS

All statements made in this Annual Report on Form 10-K (this Annual Report) that are not statements of historical fact, including statements regarding guidance, industry prospects or future results of operations or financial position, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act) and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). We have made these statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are subject to certain risks and uncertainties, which could cause actual results, outcomes and the timing of results or outcomes to differ materially from those projected or anticipated. Although we believe that our assumptions underlying our forward-looking statements are reasonable as of the date of this Annual Report, we cannot assure you that the forward-looking statements set out in this Annual Report will prove to be accurate. We may identify these forward-looking statements by the use of forward-looking words, including, but not limited to, "expect," "potential," "continue," "may," "will," "should," "could," "would," "seek," "intend," "plan," "estimate," "anticipate," "future," "believe," "design," "predict," or the negative versions of these words or other similar expressions. Forward-looking statements contained in this Annual Report include, but are not limited to, statements about:

•
the impact of general macroeconomic conditions, including the impact of inflation, high interest rates, general economic slowdown or a recession, foreign exchange rate volatility, financial institution instability, changes in monetary policy, changes in trade policies, including tariffs or other trade restrictions or the threat of such actions, and increasing geopolitical instability, including the conflict in Ukraine, the conflict in the Middle East and rising tensions between China and Taiwan, on our business, our ability to access capital markets, our operating costs and our supply chain;
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
•
whether we will successfully complete our clinical trials of (Z)-endoxifen in women with breast cancer, and whether the studies will meet their objectives;
•
our ability to contract with third-party suppliers, manufacturers and service providers, including clinical research organizations, and their ability to perform adequately;
•
our ability to successfully develop and commercialize new therapeutics currently in development, or new therapeutics that we might identify in the future, and within the time frames we currently expect;
•
our ability to successfully deploy artificial intelligence "AI" in our or our collaborators’ product candidates;
•
our ability to successfully defend litigation and other similar complaints that may be brought in the future, in a timely manner and within the coverage, scope and limits of our insurance policies;
•
our ability to establish and maintain intellectual property rights covering our products, including our ability to obtain patent coverage for our product candidates;
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
•
our ability to raise capital.

This Annual Report also contains estimates and other statistical data provided by third parties and by us relating to market size and growth, and other industry data. These and other forward-looking statements made in this Annual Report, unless otherwise indicated, are presented as of the date of the filing of this Annual Report. We have discussed certain important factors, risks and uncertainties in the cautionary statements included in this Annual Report, particularly in the sections titled "ITEM 1A. RISK FACTORS," "ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," and elsewhere in this Annual Report that we believe could cause our actual results, events or outcomes, or the timing of these results or outcomes, to differ materially from our anticipated results, events or outcomes, or the anticipated timing of these results or outcomes, including any variation between interim or preliminary and final clinical results or analysis. Our forward-looking statements do not reflect the potential impact of any new information, future events or circumstances that may affect our business after the date of this Annual Report. Except as required by law, we expressly disclaim any intent to update any forward-looking statements after the date on which the statement is made, whether as a result of new information, future events, future circumstances or otherwise.

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

Unless otherwise noted, the terms "Atossa Therapeutics," "Atossa," the "Company," "we," "us," and "our" refer to Atossa Therapeutics, Inc., a Delaware corporation.

We are regulated by the FDA under the Federal Food Drug and Cosmetics Act, as well as by other U.S. and foreign federal, state and local agencies.

This Annual Report includes trademarks, trade names and service marks of third parties, which are the property of their respective owners. You are advised to read this Annual Report on Form 10-K in conjunction with other reports and documents that we file from time to time with the SEC.

PART I

ITEM 1. BUSINESS

Overview

We are a clinical-stage biopharmaceutical company developing proprietary innovative medicines in areas of significant unmet medical need in oncology with a focus on women’s breast cancer and other breast conditions. Our lead drug candidate under development is oral (Z)-endoxifen, which we are developing for both the prevention and treatment of breast cancer and other therapeutic areas.

Our business strategy is to advance our programs through clinical studies, including potentially with partners, and opportunistically add programs in areas of high unmet medical need through acquisition, minority investment, collaboration or internal development.

(Z)-endoxifen is an active metabolite of tamoxifen, which is an FDA-approved drug to treat and prevent breast cancer. Tamoxifen is a "pro-drug," in that it must be metabolized into active components or metabolites to be effective. Despite the success of tamoxifen in treating Estrogen Receptor Positive (ER+) breast cancer, its systemic side effects have led to generally low acceptance as a therapy to reduce the risk of breast cancer. These systemic side effects relate to estrogen agonist activity on the endometrium and the activation of coagulation pathways, leading to an increased risk of uterine events and thromboembolism. Hot flashes and vaginal symptoms are additional barriers to tamoxifen being accepted in the prevention setting.

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

(Z)-endoxifen is a proprietary, novel Selective Estrogen Receptor Modulator (SERM), which is a class of drug that blocks estrogen from connecting with breast cancer cells, with the intent of keeping the cells from multiplying. We are developing oral (Z)-endoxifen for the potential prevention and treatment of breast cancer. We have completed four Phase 1 clinical studies (including a study in men) and two Phase 2 clinical studies with our proprietary (Z)-endoxifen (including oral and topical formulations). We have also developed clinical manufacturing capabilities through qualified third-parties.

Summary of Leading Programs

(Z)-endoxifen is currently being investigated in four Phase 2 trials:

EVANGELINE: EVANGELINE is a Phase 2 randomized study evaluating (Z)-endoxifen as neoadjuvant therapy for premenopausal women with primary ER+, HER2– breast cancer. The trial will enroll approximately 190 patients across up to 25 U.S. sites and is divided into two parts:

Part 1: Pharmacokinetic (PK) Run-In Cohort: A 40 mg/day cohort was opened in February 2023 to assess if plasma steady state concentrations (Css) of 500 to 1000 ng/mL, which is required for optimal PKC-β inhibition, could be achieved. Subsequently, an 80 mg/day PK cohort was initiated and fully enrolled in July 2024.

Data from both the 40 mg and 80 mg cohorts, which included 12-week and 24-week Magnetic Resonance Imaging (MRI) and safety assessments, showed that no patients in the 40 mg cohort achieved the target plasma Css. In the 80 mg cohort, approximately 50% of patients receiving (Z)-endoxifen with Ovarian Function Suppression (OFS or goserelin) and 38% of patients receiving (Z)-endoxifen alone reached the target plasma Css, with an average plasma Css of 484 ng/mL. We believe that targeting PKC-β may further enhance (Z)-endoxifen's antitumor activity.

As part of a previously amended protocol, tumor Css levels were assessed in the 80 mg cohort and were found to be more than double the plasma levels, exceeding 500 ng/g in 90% of patients. Substantial tumor suppression was also observed, with 85% of patients exhibiting a 4-week Ki-67 response (≤10%), regardless of ovarian function suppression.

(Z)-endoxifen was well tolerated overall. No significant Grade 3 or 4 toxicities were observed, although four gynecologic events were reported in the 80 mg group, including one Grade 3 hemorrhagic ovarian cyst.

In January 2025, based on an analysis of Part 1 of the study, which included the PK, efficacy and safety data, we further revised the study protocol to focus on the 40 mg per day dose, a dose we believe to be sufficient to achieve tumor Css levels >500 ng/g for effective PKC-β1 targeting.

Part 2: The Treatment Cohort: This cohort is expected to be initiated in the first half of 2025 and compares two treatment arms: Part 2a, which assesses (Z)-endoxifen plus goserelin for patients with baseline Ki-67 >10%, and Part 2b, which assesses (Z)-endoxifen on its own for patients with baseline Ki-67 ≤10%.

The primary objective of Part 2a is to determine if the endocrine sensitive disease rate (ESDR), which is defined as the percentage of patients with Ki-67 ≤10% after 4 weeks of treatment in patients given (Z)-endoxifen plus goserelin is non-inferior to the ESDR in patients given exemestane plus goserelin, in patients with baseline Ki-67 ≥10%.

The primary objective of Part 2b is to evaluate the 24-week ESDR in patients with baseline Ki-67 ≤10%.

Secondary endpoints for both cohorts include pathologic complete response (pCR) at surgery, the Preoperative Endocrine Prognostic Index (PEPI), residual cancer burden (class 0–1), as well as safety and laboratory assessments.

Karisma-(Z)-endoxifen: Karisma-(Z)-endoxifen is a Phase 2 study of our proprietary oral (Z)-endoxifen in healthy premenopausal women with measurable mammographic breast density (MBD). In November 2024, the Karisma-(Z)-Endoxifen study reported data which showed the potential of low-dose (Z)-endoxifen to significantly reduce MBD, a key risk factor for breast cancer, while showing a favorable safety profile. The randomized, double-blind, placebo-controlled study enrolled 240 premenopausal women aged 40-55, randomized to one of three arms: placebo, 1 mg, or 2 mg of daily oral (Z)-endoxifen for six months. The study aimed to evaluate reductions in MBD and assess safety and tolerability. Mammograms were conducted to measure the reduction in breast density over the treatment period and a final mammogram will be conducted at 24 months to assess the durability of density changes.

Results showed that the 1 mg dose of (Z)-endoxifen reduced MBD by 17.3% (p<0.01), while the 2 mg dose achieved a reduction of 23.5% (p<0.01), compared to a minimal change in the placebo group of 0.27 percentage points. Plasma concentrations for (Z)-endoxifen were measured at 4.8 ng/mL and 9.7 ng/mL for the 1 mg and 2 mg arms, respectively, which showed the effectiveness of the lower dose in achieving significant reductions. Importantly, no significant differences in adverse events were observed between the 1 mg dose and the placebo. The 2 mg dose was associated with higher rates of hot flashes, night sweats and vaginal discharge.

Almost half of the women in the world over the age of 40 have dense breasts, and there are currently no approved treatments to reduce breast density. Elevated breast density can make a mammogram more difficult to interpret because dense breast tissue and some abnormal breast changes, such as calcifications and tumors, appear as white areas in a mammogram. Women with the highest density are four to six times more likely to develop breast cancer in their lifetime and more likely to develop cancer between mammograms compared to those with low breast density. The latter are sometimes referred to as “interval cancers,” which are often larger, more advanced, and more difficult to treat.

As of September 10, 2024, the FDA required mammogram providers to notify patients about the density of their breasts. The notification for patients with dense breasts includes a warning that dense breast tissue makes it harder to find breast cancer with a mammogram and raises their risk of developing breast cancer. It also encourages women with dense breast tissue to discuss the findings with their healthcare provider.

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

I-SPY 2 Endocrine optimization Pilot (EOP): I-SPY 2 EOP is a Phase 2 trial investigating (Z)-endoxifen in the neoadjuvant treatment setting, which is the window of time between a diagnosis and the primary treatment. The intent of neoadjuvant therapy is to slow the growth of the cancer or even shrink the cancer prior to surgery. We believe that this helps surgery to be more effective and could alter the surgical approach, meaning some breast cancer patients could have a lumpectomy instead of a mastectomy. Neoadjuvant therapy has also been shown to reduce the likelihood of the cancer returning.

The I-SPY 2 trial is being conducted through a partnership with Quantum Leap Healthcare Collaborative (QLHC), which was established in 2005 by medical researchers at the University of California, San Francisco and Silicon Valley entrepreneurs to encourage the development of innovative breast cancer therapies like (Z)-endoxifen. The platform trial enrolled patients with newly diagnosed ER+ invasive breast cancer. Participants in the study were treated with 10mg of (Z)-endoxifen daily for up to 24 weeks prior to surgery. Efficacy measures include reduction in Ki-67, a marker for tumor cell proliferation, and the objective response rate as measured by MRI. The (Z)-endoxifen treatment cohort of 20 participants completed full enrollment in the first quarter of 2024.

On October 31, 2024, a preliminary data analysis was released which showed that (Z)-endoxifen met the primary endpoint with 95% (19/20 patients) receiving >75% of the planned treatment. The data also showed (Z)-endoxifen activity in rapidly reducing key biomarkers, such as Ki-67, by 69% from baseline and a 30.4 % reduction in functional tumor volume (FTV) from baseline after three weeks of treatment. Ki-67 is a protein that helps measure how quickly cancer cells in a tumor are dividing, and FTV is a quantitative measurement of tumor burden that can be used to assess treatment response for breast cancer.

(Z)-endoxifen was well tolerated in this study with the most common side effects being mild, including hot flashes, insomnia and fatigue. No dose reductions or discontinuations due to treatment related adverse events were observed in this study. Surgical Ki-67 values and 24-week imaging will be analyzed in the future.

On April 15, 2024, we announced our participation in a new study arm of I-SPY 2 EOP which was initiated to evaluate our proprietary (Z)-endoxifen in combination with abemaciclib (VERZENIO®), a cyclin-dependent kinase (CDK) 4/6 inhibitor marketed by Eli Lilly and Company, in women with ER+/HER2- breast cancer. On June 28, 2024, we announced that the study was expanded to include 80 women with newly diagnosed ER+ / HER2- invasive breast cancer.

Participants in this trial were initially intended to receive 80 mg of (Z)-endoxifen once daily alongside 150 mg of abemaciclib twice daily for 24 weeks prior to surgery. However, while no ovarian cysts have been reported, the I-SPY 2 EOP protocol has been updated, out of an abundance of caution, to align with recent updates to the EVANGELINE trial protocol. As a result, current and newly enrolled participants will now transition to or begin treatment with 40 mg per day of (Z)-endoxifen. Enrollment in this study is ongoing.

RECAST DCIS. RECAST DCIS is a Phase 2 platform study investigating (Z)-endoxifen in women diagnosed with Ductal Carcinoma In Situ (DCIS). The goal of the study, which was initiated in October 2023, is to prevent the progression of DCIS to breast cancer. Participants receive six months of treatment with a 10 mg oral dose of (Z)-endoxifen daily with the intent of determining their suitability for long-term active surveillance without surgery. On February 22, 2024, the first patient was dosed with our proprietary SERM (Z)-endoxifen.

DCIS is the presence of abnormal cells inside a milk duct in the breast. It is considered to be the earliest form of breast cancer and is non-invasive, meaning it has not spread beyond the milk duct. DCIS is usually found during a mammogram done as part of breast cancer screening or to investigate a breast lump.

Currently, there is no way to predict which patients diagnosed with DCIS will progress to invasive breast cancer. As a result, aggressive local therapy, identical to the way invasive breast cancer is treated, is the current standard of care. For most patients, this involves mastectomy or lumpectomy, radiation, and hormone therapy for five years. If treatment with (Z)-endoxifen can effectively halt the progression of DCIS, we believe it could potentially spare a significant percentage of patients diagnosed with this disease from aggressive, invasive, or potentially unnecessary treatment.

Other Programs

Forthcoming Programs. On March 11, 2025 we announced our strategic decision to pursue a metastatic breast cancer indication for (Z)-endoxifen. Atossa believes that pursuing a metastatic indication may offer a more efficient regulatory pathway to deliver (Z)-endoxifen to women in urgent need and simultaneously plans to work with the FDA to advance additional indications, such as breast cancer prevention and neoadjuvant therapy, that often require larger and longer clinical trials.

Pre-Clinical Program. We sponsor strategic research, and have agreements with, with Weill Cornell Medicine, with the goal of making TNBC more treatable.

Investment in CAR-T Company. During the fourth quarter of 2024, Dynamic Cell Therapies, Inc. (DCT), a U.S. private company previously focused on Chimeric Antigen Receptor (CAR) T-cell therapies, laid off all employees and ceased operations. We have recorded impairment charges related to our investment in DCT. Refer to Note 4 to the Consolidated Financial Statements.

Markets

Potential Market Opportunities

The American Cancer Society (ACS) estimates that in the U.S. in 2025, 316,950 women will be diagnosed with breast cancer and one in eight women will be diagnosed with breast cancer in their lifetime. Approximately 80% of breast cancers diagnosed are estrogen receptor positive (ER+). The global ER+ breast cancer treatment market is anticipated to reach $33.7 billion by 2030 and is projected to grow at a compound annual growth rate (CAGR) of 7.89% from 2024 to 2030, according to a 2024 report by Grand View Research, Inc. We believe that, based in part on a study by Defined Health Inc. (now Lumanity), a leading market research firm, the potential U.S. market for (Z)-endoxifen in each indication in breast cancer treatment and prevention settings could be up to $1 billion or more, annually.

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

As of December 31, 2024, we had cash and cash equivalents of approximately $71.1 million.

On November 19, 2024, we entered into an Open Market Sale Agreement, (the Sale Agreement), with Jefferies LLC (Jefferies) to sell shares of our common stock. Under the prospectus supplement and in accordance with the terms of the Sale Agreement, we may offer and sell shares of our common stock up to an aggregate offering price of $100,000,000. We did not sell any shares of our common stock under the Sale Agreement during 2024.

Warrant Activity

During the year ended December 31, 2024, we received $3.7 million from the exercise of warrants, resulting in the issuance of 3,672,500 shares of common stock.

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

Research and development expenses for the years ended December 31, 2024 and 2023 were approximately $14.1 million and $17.3 million, respectively.

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

We own patents directed to (Z)-endoxifen and other therapies as well as patent applications directed to (Z)-endoxifen, immunotherapies and other therapies. We commonly seek patent claims directed to compositions of matter, including for (Z)-endoxifen, as well as methods of making and using such compositions. For each of our product candidates, we have filed multiple patent applications and expect to file additional patent applications. As of February 3, 2025, based on a review of our patent portfolio, we own and maintain 13 issued patents (five U.S. patents and eight international patents) and are pursuing 119 pending patent applications (28 U.S. patent applications and 91 international patent applications, including two allowed U.S. applications and three allowed international applications) directed to our (Z)-endoxifen therapies, immunotherapies, such as CAR-T therapies, and other therapies. We continue to evaluate our patent portfolio on a regular basis and are no longer pursuing or maintaining patents, patent applications, or technologies that we have determined are no longer core to our business as a result of evolving business goals.

As of February 3, 2025, the following are the estimated number of patents we own related to our programs that we are currently pursuing.

	Issued Patents (1,2,3)		Pending Applications (1, 2, 3)		Estimated
	U.S.	International	U.S.	International	Expiry Date (3)
(Z)-endoxifen programs	4	8	15	70	2038 - 2046
Immunotherapy/CAR-T program	—	—	3	3	2037 - 2044
Other therapy programs	1	—	10	18	2030 - 2045

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

Manufacturing, Clinical Studies and Associated Operations

Our drug development strategy utilizes third-party contractors for the procurement and manufacture, as applicable, of raw materials, active pharmaceutical ingredients and finished drug products, as well as for storage, and distribution of our products and associated supply chain operations. We also rely on third parties to conduct non-clinical and clinical studies of our drugs under development. As our development programs advance, we expect that our manufacturing, pre-clinical and clinical studies, and related operational requirements will correspondingly increase. We require that each third-party contractor is qualified by Atossa subject matter experts prior to signing any service agreement and initiating any third-party work.

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

Government Regulation

Drug Regulations

We are subject to extensive regulation by the FDA and other federal, state, and local regulatory agencies. The Federal Food, Drug, and Cosmetic Act, or the FDCA, and its implementing regulations set forth, among other things, regulations for the execution of clinical studies, and the requirements for the testing, development, manufacture, quality control, safety, effectiveness, approval, labeling, storage, record keeping, reporting, distribution, import, export, advertising and promotion of our products. Our activities in other countries will be subject to regulation that is similar in nature and scope as that imposed in the U.S., although there can be important differences. Additionally, some significant aspects of regulation in the E.U. are addressed in a centralized procedure through the Europe Medicines Agency (EMA) and the European Commission, but country-specific regulation by the competent authorities of the E.U. member states remain essential in many respects. Also see the "Non-U.S. Regulation" section below in connection with the position in the United Kingdom (UK).

U.S. Regulations

In the U.S., the FDA regulates drugs under the FDCA and its implementing regulations, through review and ultimately approval of the New Drug Applications (NDAs). NDAs require extensive studies and submission of a large amount of data by the applicant, which is an amalgamation of data obtained under Investigational New Drug Applications (INDs) and other supporting available information. For a discussion of U.S. privacy laws, see "Privacy and Security of Health Information and Personal Information; Standard Transactions" below.

Drug Development

Nonclinical Testing. Before testing any compound in human subjects in the U.S., extensive nonclinical data are required. Nonclinical testing generally consists of safety, toxicology and pharmacology studies in animals. Many of these studies must be performed in compliance with the FDA’s GLP regulations and the U.S. Department of Agriculture’s Animal Welfare Act.

IND Application. In nearly all cases, human clinical trials in the U.S. cannot commence until an IND is submitted to the FDA for review and a "Safe to Proceed" letter has been provided to the sponsor. The sponsor must prepare a dossier of information that includes the results of nonclinical studies; detailed drug manufacturing information and test results, and proposed clinical studies, design and development strategy. The FDA then evaluates if there is an adequate basis for testing the drug in an initial (human) clinical study. Unless the FDA raises concerns, the IND application becomes effective 30 days following its receipt by the FDA at which time written notification is provided. Once human clinical trials have commenced, the sponsor is obligated to report serious and unexpected side effects to the FDA. The FDA may suspend a clinical trial by placing it on a "clinical hold" if the FDA has concerns about the safety of the product being tested, subject risks, investigator actions, related product information or for other reasons.

Clinical Trials. Clinical trials involve the administration of the drug to healthy human volunteers or to patients, under the supervision of a qualified investigator according to a vetted and approved protocol.

The conduct of clinical trials is subject to extensive regulation, including compliance with the FDA’s bioresearch monitoring regulations and GCP requirements, which establish standards for conducting, recording data from and reporting the results of, clinical trials, and are intended to assure that the data and reported results are credible and accurate, and that the rights, safety, and well-being of study participants are protected. Clinical trials must be conducted under written and approved protocols that detail the study objectives, parameters for monitoring safety, and the efficacy criteria, if any, to be evaluated. Each protocol is reviewed by the FDA as part of the IND application. In addition, each clinical trial must be reviewed, approved, and conducted under the auspices of an institutional review board (IRB). Companies sponsoring the clinical trials, investigators, and IRBs also must comply with regulations and guidelines for obtaining informed consent from the study subjects, complying with the protocol and investigational plan, adequately monitoring the clinical trial and timely reporting adverse events. Foreign studies conducted under an IND application must meet the same requirements that apply to studies being conducted in the U.S. Data from a foreign study not conducted under an IND application may be submitted in support of an NDA if the study was conducted in accordance with GCP and the FDA is able to validate the data from the study through an onsite inspection if it deems such inspection necessary.

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

There are regulatory pathways that can accelerate the speed with which a product can be developed, including a Special Protocol Assessment (SPA), Break-through Therapy Designation, Fast Track Designation, Accelerated Approval, and Priority Review. These designations are obtained from the FDA on a case-by-case basis and do not guarantee the ultimate approval of a product for commercialization.

Drug Approval

Assuming successful completion of the required clinical testing, the results of the preclinical studies and of the clinical trials, together with other detailed information, including information on the manufacture and composition of the investigational product, are submitted to the FDA in the form of an NDA requesting approval to market the product for one or more indications. The testing and approval process requires substantial time, effort and financial resources. Submission of an NDA requires payment of a review user fee to the FDA, which is $4.3 million for fiscal year 2025. The FDA will review the application and may deem it to be inadequate to support commercial marketing, and there can be no assurance that any product approval will be granted on a timely basis, if at all. The FDA may also seek the advice of an advisory committee, typically a panel of clinicians practicing in the field for which the product is intended, for review, evaluation and a recommendation as to whether the application should be approved. The FDA is not bound by the recommendations of the advisory committee.

In addition, the Pediatric Research Equity Act (PREA) requires a sponsor to conduct pediatric clinical trials for most drugs, including for a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration. Under PREA, original NDAs and supplements thereto must contain a pediatric assessment unless the sponsor has received a deferral or waiver. The required assessment must evaluate the safety and effectiveness of the product for the claimed indications in all relevant pediatric subpopulations and support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The sponsor or FDA may request a deferral of pediatric clinical trials for some or all of the pediatric subpopulations. A deferral may be granted for several reasons, including a finding that the drug is ready for approval for use in adults before pediatric clinical trials are complete or that additional safety or effectiveness data needs to be collected before the pediatric clinical trials begin.

The FDA has various programs, including break-through therapy designation, fast track, priority review and accelerated approval that are intended to expedite the process for reviewing drugs, to provide sponsors additional opportunities for FDA interaction, and in the case of accelerated approval, provide for approval on the basis of surrogate endpoints. Generally, drugs that may be eligible for one or more of these programs are those for serious or life-threatening conditions, those with the potential to address unmet medical needs and those that provide meaningful benefit over existing treatments. Eligible drugs must also meet other requirements specific to each program. We cannot be sure that any of our drugs will qualify for any of these programs, or that, if a drug does qualify, the review time will be reduced, or the product will be approved. In addition, some of these programs, such as accelerated approval, may include post-approval requirements. As a condition of accelerated approval, the FDA will generally require the sponsor to perform adequate and well-controlled post-marketing clinical studies to verify and describe the anticipated effect on irreversible morbidity or mortality or other clinical benefit. Under the Food and Drug Omnibus Reform Act of 2022, the FDA may require, as appropriate, that such studies be underway prior to approval or within a specific time period after the date of approval for a product granted accelerated approval. Products receiving accelerated approval may be subject to expedited withdrawal procedures if the sponsor fails to conduct the required post-marketing studies or if such studies fail to verify the predicted clinical benefit. In addition, the FDA currently requires as a condition for accelerated approval pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product.

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

Abbreviated New Drug Applications for Generic Drugs

In 1984, with passage of the Drug Price Competition and Patent Term Restoration Act of 1984 (commonly referred to as the "Hatch-Waxman Amendments") amending the Federal Food, Drug, and Cosmetic Act (FDCA), Congress authorized the FDA to approve generic drugs that are the same as drugs previously approved by the FDA under the NDA provisions of the statute. To obtain approval of a generic drug, an applicant must submit an abbreviated new drug application (ANDA) to the agency. Upon approval of an ANDA, the FDA indicates that the generic product is "therapeutically equivalent" to the drug product previously approved under an NDA, known as the reference listed drug (RLD), and it assigns a therapeutic equivalence rating to the approved generic drug in its publication "Approved Drug Products with Therapeutic Equivalence Evaluations," also referred to as the "Orange Book". Physicians and pharmacists consider the therapeutic equivalence rating to mean that a generic drug is fully substitutable for the RLD. In addition, by operation of certain state laws and numerous health insurance programs, the FDA’s designation of a therapeutic equivalence rating often results in substitution of the generic drug without the knowledge or consent of either the prescribing physician or patient.

Under the Hatch-Waxman Amendments, the FDA may not approve an ANDA until any applicable period of nonpatent exclusivity for the RLD has expired. The FDCA provides a period of five years of data exclusivity for NDAs containing a new chemical entity. In cases where such exclusivity has been granted, an ANDA may not be filed with the FDA until the expiration of five years unless the submission is accompanied by a Paragraph IV certification (discussed further below), in which case the applicant may submit its application four years following the original product approval. The FDCA also provides for a period of three years of exclusivity if the NDA includes reports of one or more new clinical investigations, other than bioavailability or bioequivalence studies, that were conducted by or for the applicant and are essential to the approval of the application. This three-year exclusivity period often protects changes to a previously approved drug product, such as a new dosage form, route of administration, combination or indication.

Hatch-Waxman Patent Certification and the 30 Month Stay

Upon approval of an NDA or a supplement thereto, NDA sponsors are required to list with the FDA each patent with claims that cover the applicant’s product or a method of using the product. When an ANDA applicant files its application with the FDA, the applicant is required to certify to the FDA concerning any patents listed for the reference product in the Orange Book, except for patents covering methods of use for which the ANDA applicant is not seeking approval.

A certification that the new product will not infringe the already approved product’s listed patents or that such patents are invalid or unenforceable is called a Paragraph IV certification. If the applicant does not challenge the listed patents or indicate that it is not seeking approval of a patented method of use, the ANDA application will not be approved until all the listed patents claiming the referenced product have expired. If the ANDA applicant has provided a Paragraph IV certification to the FDA, the applicant must also send notice of the Paragraph IV certification to the NDA and patent holders once the ANDA has been accepted for filing by the FDA. The NDA and patent holders may then initiate a patent infringement lawsuit in response to the notice of the Paragraph IV certification. The filing of a patent infringement lawsuit within 45 days after the receipt of a Paragraph IV certification automatically prevents the FDA from approving the ANDA until the earlier of 30 months, expiration of the patent, settlement of the lawsuit or a decision in the infringement case that is favorable to the ANDA applicant.

505(b)(2) New Drug Applications

As an alternative path to FDA approval for modifications to formulations or uses of products previously approved by the FDA pursuant to an NDA, an applicant may submit an NDA under Section 505(b)(2) of the FDCA. Section 505(b)(2) was enacted as part of the Hatch-Waxman Amendments and permits the filing of an NDA where at least some of the information required for approval comes from studies not conducted by, or for, the applicant, and for which the applicant has not obtained a right of reference. If the 505(b)(2) applicant can establish that reliance on the FDA’s previous findings of safety and effectiveness is scientifically and legally appropriate, it may eliminate the need to conduct certain preclinical studies or clinical trials of the new product. The FDA may also require companies to perform additional bridging studies or measurements, including clinical trials, to support the change from the previously approved reference drug. The FDA may then approve the new drug candidate for all, or some, of the label indications for which the reference drug has been approved, as well as for any new indication sought by the 505(b)(2) applicant.

To the extent that a Section 505(b)(2) applicant is relying on studies conducted for an already approved product, the applicant is required to certify to the FDA concerning any patents listed for the approved product in the Orange Book to the same extent that an ANDA applicant would. As a result, approval of a 505(b)(2) NDA can be stalled until all the listed patents claiming the referenced product have expired, until any non-patent exclusivity, such as exclusivity for obtaining approval of a new chemical entity, listed in the Orange Book for the referenced product has expired, and, in the case of a Paragraph IV certification and subsequent patent infringement suit, until the earlier of 30 months, settlement of the lawsuit or a decision in the infringement case that is favorable to the Section 505(b)(2) applicant.

Patent Term Extension

In the U.S., after an NDA is approved, owners of relevant drug patents may apply for up to a five-year patent extension, which permits patent term restoration as compensation for the patent term lost during the FDA regulatory process. The allowable patent term extension is typically calculated as one-half the time between, the latter of the effective date of an IND and issue date of the patent for which extension is sought, and the submission date of an NDA, plus the time between NDA submission date and the NDA approval date up to a maximum of five years. The time can be shortened if the FDA determines that the applicant did not pursue approval with due diligence. The total patent term after the extension may not exceed 14 years from the date of product approval. Only one patent applicable to an approved drug is eligible for extension and only those claims covering the product, a method for using it, or a method for manufacturing it may be extended and the application for the extension must be submitted prior to the expiration of the patent in question. However, we may not be granted an extension because of, for example, failing to exercise due diligence during the testing phase or regulatory review process, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable requirements. Some, but not all, foreign jurisdictions possess patent term extension or other additional patent exclusivity mechanisms that may be more or less stringent and comprehensive than those of the U.S.

Post-Approval Requirements

Holders of an approved NDA are required to, among other things: (i) report certain adverse reactions to the FDA; (ii) comply with certain requirements concerning advertising and promotional labeling for their products; and (iii) continue to have cGMP compliance and all aspects of product manufacturing in a "state of control." The FDA periodically inspects the sponsor’s records related to, among other things, safety reporting and/or manufacturing and distribution facilities; this latter effort includes assessment of compliance with cGMP. Accordingly, manufacturers must continue to expend time, money and effort in the area of production, quality control and distribution to maintain cGMP compliance. Future FDA inspections may identify compliance issues at manufacturing facilities that may disrupt production or distribution or require substantial resources to correct. In addition, discovery of problems with a product after approval may result in restrictions on a product, manufacturer or holder of an approved NDA, including withdrawal of the product from the market.

Post-approval modifications to the drug product candidate, such as changes in indications, labeling or manufacturing processes or facilities, may require a sponsor to develop additional data or conduct additional preclinical or clinical trials, which may need to be submitted in a new or supplemental NDA, which would require FDA approval.

Advertising, marketing and promotion of prescription drugs is also subject to significant regulation under federal and state laws and regulations, including those administered by FDA and other federal and state regulatory bodies through federal and state agencies tasked with consumer protection and prevention of medical fraud, waste and abuse. After receiving approval in the U.S., we must comply with the FDA’s regulation of drug promotion and advertising, including requirements that communications be consistent with the FDA-approved labeling, truthful and non-misleading, and present a fair balance of risk and benefit information, and compliance with federal anti-kickback statutes, limitations on gifts and payments to physicians and reporting of payments to certain third parties, among other requirements. The FDA actively monitors promotional activities and may take enforcement actions, including issuing warning letters, imposing fines, or pursuing criminal penalties in cases of noncompliance. Federal and state laws may impose further restrictions on promotional practices, including limitations on interactions with health care professionals and transparency requirements for marketing expenditures. Noncompliance with these provisions could result in significant legal and financial consequences, including civil and criminal penalties, reputational harm, and increased scrutiny from regulatory authorities.

Failure to comply with applicable U.S. requirements may subject us to administrative or judicial sanctions, such as clinical holds, FDA refusal to approve pending NDAs or supplemental applications, warning or untitled letters, product recalls, product seizures, import alerts, total or partial suspension of production or distribution, injunctions and/or criminal prosecution.

Non-U.S. Regulation

Before our products can be marketed outside of the U.S., they are subject to regulatory approval similar to that required in the U.S., although the requirements and process governing the conduct of clinical trials, including additional clinical trials that may be required, product licensing, safety reporting, post-authorization requirements, marketing and promotion, interactions with healthcare professionals, pricing and reimbursement vary widely from country to country. No action can be taken to market any product in a country until an appropriate application has been approved by the regulatory authorities in that country. The current approval process varies from country to country, and the time spent in gaining approval varies from that required for FDA approval. In certain countries, the sales price of a product must also be approved. The pricing review period often begins after market approval is granted. Even if a product is approved by a regulatory authority, satisfactory prices may not be approved for such product, which would make launch of such products commercially unfeasible in such countries.

Drug Marketing Authorization. In the E.U., and in Iceland, Norway and Liechtenstein (together, the European Economic Area or EEA), after completion of all required clinical testing, medicinal products may only be placed on the market after obtaining a Marketing Authorization (MA). To obtain a MA of a drug under European Union regulatory systems, an applicant can submit a Marketing Authorization Application (MAA), through, amongst others, a centralized or decentralized procedure.

Centralized Authorization Procedure. In the E.U., marketing authorizations for medicinal products can be obtained through several different procedures founded on the same basic regulatory process. The centralized procedure provides for the grant of a single MA that is issued by the European Commission (the EC) following the scientific assessment of the application by the European Medicines Agency (the EMA) that is valid for all E.U. Member States and, after respective national implementing decisions which must be rendered within 30 days in the three additional EEA Member States. The centralized procedure is compulsory for specific medicinal products, including for medicines developed by means of certain biotechnological processes, products designated as orphan medicinal products, advanced therapy medicinal products (ATMP), and medicinal products with a new active substance indicated for the treatment of certain diseases (e.g., HIV/AIDS, cancer, neurodegenerative disorders, diabetes, auto-immune and viral diseases). For medicinal products containing a new active substance not yet authorized in the EEA before May 20, 2004 and indicated for the treatment of other diseases, medicinal products that constitute significant therapeutic, scientific or technical innovations, or for which the grant of a MA through the centralized procedure would be in the interest of public or animal health at the E.U. level, an applicant may voluntarily submit an application for a MA through the centralized procedure.

Under the centralized procedure, the Committee for Medicinal Products for Human Use (the CHMP), established at the EMA, is responsible for conducting the initial assessment of a drug. The CHMP is also responsible for several post-authorization and maintenance activities, such as the assessment of modifications or extensions to an existing MA. Under the centralized procedure, the timeframe for the evaluation of an MAA by the EMA’s CHMP is, in principle, 210 days from receipt of a valid MAA. However, this timeline excludes clock stops, when additional written or oral information is to be provided by the applicant in response to questions asked by the CHMP, so the overall process typically takes a year or more, unless the application is eligible for an accelerated assessment. Accelerated evaluation might be granted by the CHMP in exceptional cases, when a medicinal product is expected to be of a major public health interest, particularly from the point of view of therapeutic innovation. Upon request, the CHMP can reduce the time frame to 150 days if the applicant provides sufficient justification for an accelerated assessment. The CHMP will provide a positive opinion regarding the application only if it meets certain quality, safety and efficacy requirements. This opinion is then transmitted to the EC, which has the ultimate authority for granting MA within 67 days after receipt of the CHMP opinion.

Decentralized Authorization Procedure. Medicines that fall outside the mandatory scope of the centralized procedure have three routes to authorization: (i) they can be authorized under the centralized procedure if they concern a significant therapeutic, scientific or technical innovation, or if their authorization would be in the interest of public health; (ii) they can be authorized under a decentralized procedure where an applicant applies for simultaneous authorization in more than one E.U. member state; or (iii) they can be authorized in an E.U. member state in accordance with that state’s national procedures and then be authorized in other E.U. countries by a procedure whereby the countries concerned agree to recognize the validity of the original, national MA (mutual recognition procedure).

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

Exceptional Circumstances/Conditional Approval. Similar to accelerated approval regulations in the U.S., conditional MAs can be granted in the E.U. by the EC in exceptional circumstances. A conditional MA can be granted for medicinal products where, although comprehensive clinical data referring to the safety and efficacy of the medicinal product have not been supplied, a number of criteria are fulfilled, including: (i) the benefit/risk balance of the product is positive, (ii) it is likely that the applicant will be in a position to provide the comprehensive clinical data, (iii) unmet medical needs will be fulfilled by the grant of the conditional MA and (iv) the benefit to public health of the immediate availability on the market of the medicinal product concerned outweighs the risk inherent in the fact that additional data are still required. Once a conditional MA has been granted, the MA holder must fulfill specific obligations within defined timelines. A conditional MA is valid for one year and must be renewed annually, but it can be converted into a standard MA, initially valid for five years with the possibility of an indefinite extension once the MA holder fulfills the obligations imposed and the complete data confirms that the medicine’s benefits continue to outweigh its risks.

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

On January 31, 2018, the European Commission adopted Regulation (EU) 2021/2282 (HTAR), a regulation on health technology assessment. HTAR entered into force on January 11, 2022 and applies from January 12, 2025 onwards, followed by a further three-year transitional period during which EU member states must fully adapt to the new system. It is intended to boost E.U. level cooperation among E.U. Member States in assessing health technologies, including new medicinal products, and providing the basis for cooperation at the E.U. level for joint clinical assessments in these areas. HTAR provides that E.U. Member States will be able to use common HTA tools, methodologies and procedures across the E.U., working together in four main areas, including joint clinical assessment of the innovative health technologies with the most potential impact for patients, joint scientific consultations whereby developers can seek advice from HTA authorities, identification of emerging health technologies to identify promising technologies early, and continuing voluntary cooperation in other areas. Individual E.U. Member States continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technology, and making decisions on pricing and reimbursement. While E.U. Member States could choose to delay participation in the joint work until three years after the rules enter into force, it will become mandatory after six years. The European Commission has stated that the role of the HTA regulation is not to influence pricing and reimbursement decisions in the individual E.U. Member States, but there can be no assurance that the HTA regulation will not have effects on pricing and reimbursement decisions. On February 3, 2025, the first request submission period for joint scientific consultations under HTAR was opened by the EC.

To obtain reimbursement or pricing approval in some countries, including the E.U. Member States, we may be required to conduct studies that compare the cost-effectiveness of our product candidates to other therapies that are considered the local standard of care. There can be no assurance that any country will allow favorable pricing, reimbursement and market access conditions for any of our products, or that we will be feasible to conduct additional cost-effectiveness studies, if required.

In certain of the E.U. Member States, medicinal products that are designated as orphan medicinal products may be exempted or waived from having to provide certain clinical, cost-effectiveness and other economic data in connection with their filings for pricing/reimbursement approval.

Post-Approval Regulation

Similar to the U.S., both MA holders and manufacturers of medicinal products are subject to comprehensive regulatory oversight by the EMA, the EC and/or the competent regulatory authorities of the individual E.U. Member States. This oversight applies both before and after grant of the manufacturing licenses and MAs. It includes control of compliance with E.U. good manufacturing practices rules, manufacturing authorizations, pharmacovigilance rules and requirements governing advertising, promotion, sale, and distribution, recordkeeping, importing and exporting of medicinal products.

Failure by us or by any of our third-party partners, including suppliers, manufacturers and distributors to comply with E.U. laws and the related national laws of individual E.U. Member States governing the conduct of clinical trials, manufacturing approval, MA of medicinal products and marketing of such products, both before and after grant of MA, statutory health insurance, bribery and anti-corruption or other applicable regulatory requirements may result in administrative, civil or criminal penalties. These penalties could include delays or refusal to authorize the conduct of clinical trials or to grant MA, product withdrawals and recalls, product seizures, suspension, withdrawal or variation of the MA, total or partial suspension of production, distribution, manufacturing or clinical trials, operating restrictions, injunctions, suspension of licenses, fines and criminal penalties.

The holder of an E.U. MA for a medicinal product must also comply with E.U. pharmacovigilance legislation and its related regulations and guidelines, which entail many requirements for conducting pharmacovigilance, or the assessment and monitoring of the safety of medicinal products.

These pharmacovigilance rules can impose on central MA holders for medicinal products the obligation to conduct a labor-intensive collection of data regarding the risks and benefits of marketed products and to engage in ongoing assessments of those risks and benefits, including the possible requirement to conduct additional clinical studies or post-authorization safety studies to obtain further information on a medicine’s safety, or to measure the effectiveness of risk-management measures, which may be time consuming and expensive and could impact our profitability. MA holders must establish and maintain a pharmacovigilance system and appoint an individual qualified person for pharmacovigilance, who is responsible for oversight of that system. Key obligations include expedited reporting of suspected serious adverse reactions and submission of Periodic Safety Update Reports (PSURs) in relation to medicinal products for which they hold MAs. The EMA reviews PSURs for medicinal products authorized through the centralized procedure. If the EMA has concerns that the risk benefit profile of a product has varied, it can adopt an opinion advising that the existing MA for the product be suspended, withdrawn or varied. The agency can advise that the MA holder be obliged to conduct post-authorization Phase IV safety studies. If the EC agrees with the opinion, it can adopt a decision varying the existing MA. Failure by the MA holder to fulfill the obligations for which the EC’s decision provides can undermine the ongoing validity of the MA.

More generally, non-compliance with pharmacovigilance obligations can lead to the variation, suspension or withdrawal of the MA for the product or imposition of financial penalties or other enforcement measures.

The manufacturing process for medicinal products in the E.U. is highly regulated and regulators may shut down manufacturing facilities that they believe do not comply with regulations. Manufacturing requires a manufacturing authorization, and the manufacturing authorization holder must comply with various requirements set out in the applicable E.U. laws, regulations and guidance, including Directive 2001/83/EC, Directive 2003/94/EC (repealed by Directive 2017/1572 on January 31, 2022), Regulation (EC) No 726/2004 and the European Commission Guidelines for Good Manufacturing Practice (GMP). These requirements include compliance with E.U. GMP standards when manufacturing medicinal products and active pharmaceutical ingredients, including the manufacture of active pharmaceutical ingredients outside of the E.U. with the intention to import the active pharmaceutical ingredients into the E.U. Amendments or replacements of at least Directive 2001/83/EC and Regulation (EC) No 726/2004 are part of the reform proposal for European pharmaceutical legislation. Similarly, the distribution of medicinal products into and within the E.U. is subject to compliance with the applicable E.U. laws, regulations and guidelines, including the requirement to hold appropriate authorizations for distribution granted by the competent authorities of the E.U. Member States. The manufacturer or importer must have a qualified person who is responsible for certifying that each batch of product has been manufactured in accordance with GMP, before releasing the product for commercial distribution in the E.U. or for use in a clinical trial. Manufacturing facilities are subject to periodic inspections by the competent authorities for compliance with GMP.

Sales and Marketing Regulations

In the E.U., the advertising and promotion of our products are subject to E.U. and E.U. Member States’ laws governing promotion of medicinal products, interactions with physicians, misleading and comparative advertising and unfair commercial practices. In addition, other national legislation adopted by individual E.U. Member States may apply to the advertising and promotion of medicinal products and may differ from one country to another. These laws require that promotional materials and advertising in relation to medicinal products comply with the product’s Summary of Product Characteristics (SmPC) as approved by the competent regulatory authorities. The SmPC is the document that provides information to physicians concerning the safe and effective use of the medicinal product. It forms an intrinsic and integral part of the MA granted for the medicinal product. Promotion of a medicinal product that does not comply with the SmPC is considered to constitute off-label promotion. All advertising and promotional activities for the product must be consistent with the approved SmPC and therefore all off-label promotion of medicinal products is prohibited. Direct-to-consumer advertising of prescription-only medicinal products is also prohibited in the E.U. Violations of the rules governing the promotion of medicinal products in the E.U. could be penalized by administrative measures, fines and imprisonment. These laws may further limit or restrict the advertising and promotion of our products to the general public and may also impose limitations on our promotional activities with health care professionals.

Anti-Corruption Legislation

Our business activities outside of the U.S. are subject to anti-bribery or anti-corruption laws, regulations, industry self-regulation codes of conduct, and physicians’ codes of professional conduct or rules of other countries in which we operate, including the U.K. Bribery Act of 2010.

In the E.U., interactions between pharmaceutical companies and physicians are also governed by strict laws, regulations, industry self-regulation codes of conduct and physicians’ codes of professional conduct developed at both the E.U. level and in the individual E.U. Member States. The provision of benefits or advantages to physicians to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order or use of medicinal products is prohibited in the E.U. The provision of benefits or advantages to physicians is also governed by the national anti-bribery laws of the E.U. Member States. Violation of these laws could result in substantial fines and imprisonment. Payments made to physicians in certain E.U. Member States also must be publicly disclosed. Moreover, agreements with physicians must often be the subject of prior notification and approval by the physician’s employer, his/her regulatory professional organization, and/or the competent authorities of the individual E.U. Member States. These requirements are provided in the national laws, industry codes or professional codes of conduct, applicable in the individual E.U. Member States. Failure to comply with these requirements could result in reputational risk, public reprimands, administrative penalties, fines or imprisonment.

Data Privacy and Protection

Data protection laws and regulations have been adopted at the E.U. level, with related implementing laws in individual E.U. Member States which impose significant compliance obligations. The E.U. has adopted a comprehensive overhaul of its data protection regime from an E.U. Data Protection Directive with national legislative approaches to a single European Economic Area Privacy Regulation, the General Data Protection Regulation 2016/679/E.U. (GDPR), which came into effect on May 25, 2018. The GDPR extends the scope of the E.U. data protection law to the processing of personal data carried out by companies not established in the E.U., where such processing relates to (a) the offering of goods or services to data subjects who are in the E.U., or (b) the monitoring of the behavior of data subjects who are in the E.U. It imposes a strict data protection compliance regime with severe penalties of up to the greater of 4% of total worldwide annual turnover of the preceding financial year and €20 million, and it provides for new rights (such as the "right to be forgotten" and "portability" of personal data), obligations related to the implementation of appropriate security measures, personal data breach notification requirements, as well as restrictions on the processing of health data. E.U. Member States may also impose additional requirements in relation to health, genetic and biometric data through their national implementing legislation.

Furthermore, there is a growth towards the public disclosure and mandatory sharing of clinical trial data in the E.U. which also adds to the complexity of processing health data from clinical trials. Such public disclosure obligations are provided in the new E.U. Clinical Trials Regulation, EMA European Health Data Space Regulation disclosure initiatives, and voluntary commitments by industry. Data protection authorities from the different E.U. Member States may interpret the GDPR differently, which adds to the complexity of processing personal data in the E.U., and guidance on implementation and compliance practices are often updated or otherwise revised.

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

Medicines are approved and licensed in the UK (excluding Northern Ireland) by the UK's Medicines and Healthcare products Regulatory Agency (MHRA). Under the Windsor Framework, from January 1, 2025, the EMA will no longer have a role in approving or licensing new drugs for provision in Northern Ireland; medicines will need to be approved and licensed on a UK-wide basis by the MHRA, with medicines using the same packaging and labeling across the UK. The MHRA has introduced new regulatory pathways, including the International Recognition Procedure (IRP), which allows reliance on approvals from select global regulators, such as the FDA and EMA, to accelerate the authorization process. Additionally, the Innovative Licensing and Access Pathway (ILAP) facilitates faster access to innovative medicines by providing early regulatory and payer engagement.

The UK government has adopted the Medicines and Medical Devices Act 2021 (MMDA) to enable the UK’s regulatory frameworks to be updated following the UK's departure from the E.U. The MMDA introduces regulation-making, delegated powers covering the fields of human medicines, clinical trials of human medicines, veterinary medicines and medical devices. The MHRA has since been consulting on future regulations for medicines and medical devices in the UK.

Additionally, following Brexit, companies also have to comply with the UK's data protection laws, including the UK GDPR, which is broadly based on the GDPR.

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

State statutes and regulations also regulate the privacy and security of patients’ medical and health information, that is not regulated by HIPAA. These laws vary from state to state, and impose a range of obligations. For instance, the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020 (collectively, CCPA), applies to personal data of consumers, business representatives, and employees, and imposes obligations on certain businesses that do business in California, including to provide specific disclosures in privacy notices, and affords rights to California residents in relation to their personal information. Health information falls under the CCPA's definition of personal information where it identifies, relates to, describes, or is reasonably capable of being associated with or could reasonably be linked, directly or indirectly, with a particular consumer or household—unless it is subject to HIPAA—and is included under a new category of personal information, "sensitive personal information," which is offered greater protection. Numerous other comprehensive privacy laws have passed or are being considered in other states, as well as at the federal and local levels, which also exempt some data processed in the context of clinical trials; but others exempt covered entities and business associates subject to HIPAA altogether, further complicating compliance efforts, and increasing legal risk and compliance costs for us and the third parties upon whom we rely.

Additionally, our use of artificial intelligence and machine learning may be subject to laws and evolving regulations regarding the use of artificial intelligence and machine learning, controlling for data bias, and antidiscrimination.

International regulations, such as the GDPR and UK GDPR, also provide privacy protection to clinical trial participants of their personal health care information. We intend to take appropriate steps to protect the privacy of our clinical study participants. However, the documentation and process requirements of applicable privacy and security regulations are complex and subject to interpretation. Failure to comply with applicable privacy and security regulations can result in the imposition of significant civil and/or criminal penalties, private litigation, loss of business and negative publicity. Privacy and security laws, regulations, and other obligations are constantly evolving, may conflict with each other to complicate compliance efforts, and can result in investigations, proceedings, or actions that lead to significant civil and/or criminal penalties and restrictions on data processing.

Federal and State Fraud and Abuse Laws

The federal healthcare Anti-Kickback Statute prohibits, among other things, persons and entities from knowingly and willfully offering, paying, soliciting, or receiving remuneration to induce referrals or in return for purchasing, leasing, ordering, or arranging for the purchase, lease, or order of any healthcare item or service reimbursable under a governmental payor program. The definition of "remuneration" has been broadly interpreted to include anything of value, including gifts, discounts, the furnishing of supplies or equipment, credit arrangements, payments of cash, waivers of payments, ownership interests, opportunity to earn income, and providing anything at less than its fair market value. The Anti-Kickback Statute is broad, and it prohibits many arrangements and practices that are lawful in businesses outside of the healthcare industry. Recognizing that the Anti-Kickback Statute is broad and may technically prohibit many innocuous or beneficial arrangements within the healthcare industry, HHS has issued a series of regulatory "safe harbors." These safe harbor regulations set forth certain provisions that, if met, will provide healthcare providers and other parties with an affirmative defense against prosecution under the federal Anti-Kickback Statute. Although full compliance with these provisions provides a defense against prosecution under the federal Anti-Kickback Statute, the failure of a transaction or arrangement to fit within a specific safe harbor does not necessarily mean that the transaction or arrangement is illegal or that prosecution under the federal Anti-Kickback Statute will be pursued. HHS and the Office of Inspector General (OIG) assess arrangements on a case-by-case basis, considering factors such as potential overutilization and potential effects on clinical decision-making, patient safety, and quality of care.

Violations of the Anti-Kickback Statute can result in significant penalties, including criminal fines, imprisonment, exclusion from federal healthcare programs, and civil monetary penalties. In addition, violations may serve as the basis for liability under the False Claims Act, exposing companies to lawsuits brought by the federal government or private whistleblowers, and exposing companies to treble damages and per-violation civil penalties. Sustained enforcement efforts and evolving interpretations of the statute continue to shape the compliance landscape within the healthcare industry.

Other Healthcare Laws

Our products are subject to various other healthcare-related laws regulating fraud and abuse, R&D, pricing, sales and marketing practices, and the privacy and security of health information. Among other things, these laws and others generally (a) prohibit the provision of anything of value in exchange for the referral of patients or for the purchase, order, or recommendation of any item or service reimbursed by a federal healthcare program, including Medicare and Medicaid; (b) require that claims for payment submitted to federal healthcare programs be truthful; and (c) require the maintenance of certain government licenses and permits. Specific health-care laws and regulations that we are subject to include:

•
the federal Anti-Kickback Statute, which prohibits knowingly and willfully paying, offering, soliciting, or receiving remuneration to induce referrals or the purchase of items or services covered by federal healthcare programs;
•
the federal Physician Self-Referral Law, which prohibits a physician from making referrals for certain designated health services payable by Medicare to an entity with which he or she (or an immediate family member) has a financial relationship, and prohibits the entity from presenting or causing to be presented claims to Medicare for those referred services;
•
the federal civil and criminal false claims laws, including the False Claims Act (FCA), which prohibits, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid or other federal healthcare programs that are false or fraudulent. Moreover, the government or private whistleblowers may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the FCA;
•
the federal Civil Monetary Penalties Law, which prohibits, among other things, offering or transferring remuneration to a federal healthcare beneficiary that a person knows or should know is likely to influence the beneficiary's decision to order or receive items or services reimbursable by the government from a particular provider or supplier;
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

Additionally, federal and state privacy and security laws, including HIPAA and state consumer data protection laws, regulate the collection, storage, and use of personal health information, requiring strict safeguards and reporting obligations for data breaches.

Compliance

Compliance with government rules and regulations is a significant concern throughout the industry, in part due to evolving interpretations of these rules and regulations. We seek to conduct our business in compliance with all statutes and regulations applicable to our operations. Failure to comply with applicable requirements may subject us to administrative or judicial sanctions, such as clinical holds, refusal of regulatory authorities to approve or authorize pending product applications, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, monetary penalties, injunctions and/or criminal prosecution. Regulatory scrutiny continues to increase, with expanded enforcement efforts and potential changes in legislation that could impact our business operations and compliance obligations.

Employees

As of the date of filing this Annual Report, we employ two executive officers and thirteen full-time employees. We expect that we will hire more employees as we develop our current and future programs.

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

ITEM 1A. RISK FACTORS

Summary of Risk Factors

Our business is subject to a number of risks and uncertainties, including risks and uncertainties that may prevent us from achieving our business objectives or may adversely affect our business, clinical and commercialization activities, the manufacturing of our product candidates, intellectual property, third party relationships, competitive environment, product and environmental liabilities, and our common stock. Purchasing shares of common stock is an investment in our securities and involves a high degree of risk and uncertainty. You should carefully consider the following information about these risks and uncertainties, together with the other information contained in this Annual Report on Form 10-K for the year ended December 31, 2024, before purchasing our securities. If any of the following risks and uncertainties actually occur, our business, financial condition and results of operations may suffer. In that case, the market price of our common stock could decline, and you may lose part or all of your investment in our Company. These risks and uncertainties are discussed more fully below and include, but are not limited to, risks related to:

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
•
The deployment of artificial intelligence (AI) in our or our collaborators’ product candidates could adversely affect our business, reputation or financial results.
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
•
We, or our wholly-owned subsidiary, could lose our ability to operate in Australia, or our subsidiary may be unable to benefit from the past or future R&D tax rebates available under current Australian regulations.

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
•
Significant disruptions in our information technology systems or breaches of data security could adversely affect our business.
•
The failure to comply with complex federal and state laws and regulations related to submission of claims for services could result in significant monetary damages and penalties and exclusion from the Medicare and Medicaid programs.
•
We face significant competition from other biotechnology and pharmaceutical companies.
•
Our employees and third-party partners may engage in misconduct or other improper activities.
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

In evaluating our business, you should carefully consider the following discussion of material risks, events and uncertainties that make an investment in us speculative or risky in addition to the other information included in this Annual Report. A manifestation of any of the following risks and uncertainties could, in circumstances we may or may not be able to accurately predict, materially and adversely affect our business and operations, growth, reputation, prospects, operating and financial results, financial condition, cash flows, liquidity and stock price. Some of the factors, events and contingencies discussed below may have occurred in the past, but the disclosures below are not representations as to whether or not the factors, events or contingencies have occurred in the past, and instead reflect our beliefs and opinions as to the factors, events, or contingencies that could materially and adversely affect us in the future. The risks and uncertainties described below are not the only ones we face. Our operations could also be affected by factors, events or uncertainties that are not presently known to us or that we currently do not consider to present significant risks to our business. Therefore, you should not consider the following risks to be a complete statement of all the potential risks or uncertainties that we face.

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

Although we believe we have sufficient capital resources to fund our operations for at least the next 12 months based on our current business plan, our business plan may change and may require greater expenditures of capital than currently anticipated, in particular, due to expenditures relating to strategic transactions. We have not yet established an ongoing source of revenue sufficient to cover operating costs and allow us to continue as a going concern. Our ability to continue as a going concern is dependent on obtaining adequate capital to fund operating losses until we become profitable. If we are unable to obtain adequate capital on reasonable terms, if at all, including due to macroeconomic factors, such as high interest rates, the inflationary environment, recessionary fears, foreign exchange rate volatility, instability in financial institutions, changes in monetary policy, changes in trade policies including tariffs and other trade restrictions or the threat of such actions, and rising geopolitical instability we may be unable to develop and commercialize our product offerings or increase our geographic reach and we could be forced to cease operations.

We will need to raise substantial additional capital in the future to fund our operations and we may be unable to raise such funds when needed and on acceptable terms.

For the years ended December 31, 2024 and 2023, we incurred net losses of approximately $25.5 million and $30.1 million, respectively, and we had an accumulated deficit of approximately $211.8 million since inception. As of December 31, 2024 and 2023, we had cash and cash equivalents of approximately $71.1 million and $88.5 million, respectively. Because we have no current sources of revenue, we expect that we will need to raise capital again in the future to continue to fund our operations. When we elect to raise additional funds or when additional funds are required, we may raise such funds through public or private equity offerings, debt financings, corporate collaboration and licensing arrangements or other financing alternatives. These financing arrangements may not be available on acceptable terms, if at all. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may be prevented from developing our pharmaceutical candidates, pursuing acquisitions, and investing in other companies, including as a sponsor or investor in special purpose acquisition companies, licensing, development and commercialization efforts, and our ability to continue our operations, generate revenues, and achieve or sustain profitability may be substantially harmed.

For example, our ability to raise capital in the public capital markets, including through "at the market" offerings pursuant to our Open Market Sale AgreementSM (the Sale Agreement) with Jefferies LLC (Jefferies), may be limited by, among other things, SEC rules and regulations impacting the eligibility of smaller companies to use Form S-3 for primary offerings of securities. Although alternative public and private transaction structures may be available, these may require additional time and cost, may impose operational restrictions on us, and may not be available on attractive terms.

If we raise additional funds by selling or issuing equity securities or equity-linked securities, including through our Sale Agreement, our stockholders will experience dilution and it may have an adverse effect on the price of our common stock. Debt financing, if available, would result in increased fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Any debt financing or additional equity, including securities convertible into or exercisable for equity securities, that we raise may contain terms, such as liquidation, conversion and other preferences, that are not favorable to us or our stockholders. If we raise additional funds through collaboration and licensing arrangements with third parties, it may be necessary for us to relinquish valuable rights to our technologies, future revenue streams or product candidates or to grant licenses on terms that may not be favorable to us. Should the financing we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, our business, operating results, financial condition and prospects could be materially and adversely affected, and we may be unable to continue our operations.

We may expend our capital resources in ways that you do not agree or that do not produce stockholder value.

We intend to use our capital resources to execute on our business plan, which may include acquiring or in-licensing programs and may also include the internal development of additional programs that may or may not be related to oncology. We may also use our capital resources to invest directly or indirectly in business opportunities in healthcare or other industries, including through purchases of equity in other companies and as a sponsor or as an equity investor in special purpose acquisition companies, and we may not be able to realize the expected business or financial benefits of these investments. For example, in the fourth quarter of 2024, Dynamic Cell Therapies, Inc. (DCT), a U.S. private company previously focused on Chimeric Antigen Receptor (CAR) T-cell therapies, laid off all employees and ceased operations, and we incurred a $1.7 million and $3.0 million impairment charge for the years ended December 31, 2024 and 2023, respectively.

In addition, our business plan may evolve to require more capital resources than currently contemplated either because our existing programs progress more quickly or at a greater cost than currently anticipated or because we may add additional programs. Stockholders may not agree with the ways in which we expend our capital resources and our capital deployment activities may not lead to increases in stockholder value.

We have a history of operating losses, and we expect to continue to incur losses in the future.

We have a limited operating history and have incurred net losses each year. Our net loss for the year ended December 31, 2024 was approximately $25.5 million. We will continue to incur further losses in connection with research and development costs for development of our programs, including ongoing and additional clinical studies.

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

Our failure to address these risks or other problems encountered in connection with our past or future acquisitions and other transactions have in the past and could in the future cause us to fail to realize the anticipated benefits of such acquisitions and transactions, and result in higher than expected costs, the recording of asset impairment or restructuring charges and other actions which could negatively impact our business, financial condition, results of operations and our ability to execute on our strategic plan. For example, we incurred a $1.7 million and $3.0 million impairment charge for the years ended December 31, 2024 and 2023, respectively, in connection with our investment in DCT.

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

In addition, from time to time we expect to report interim, top-line or "preliminary" data for clinical trials, including for example the results reported in 2024 for our EVANGELINE study, a Phase 2 randomized study of (Z)-endoxifen as a neoadjuvant treatment for pre-menopausal women with ER+ / human epidermal growth factor receptor 2 negative (HER2-) breast cancer. Such data is based on a preliminary analysis of then-available efficacy and safety data, and such findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. Interim, top-line or preliminary data are based on important assumptions, estimations, calculations and information then available to us to the extent we have had, at the time of such reporting, an opportunity to fully and carefully evaluate such information in light of all surrounding facts, circumstances, recommendations and analyses. As a result, interim, top-line or "preliminary" results may differ from future/final results, or different conclusions or considerations may qualify such results once existing data have been more fully evaluated. In addition, third parties, including regulatory agencies, may not accept or agree with our assumptions, estimations, calculations or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of the particular compound and our business generally.

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

In addition, our employees and personnel or our vendors or partners may use AI, including generative AI, technologies to perform their work or in their operations, and the disclosure and use of personal information in AI technologies is subject to various privacy laws and other privacy obligations. Governments have passed and are likely to pass additional laws regulating AI, controlling for data bias and antidiscrimination. Any use of this technology could result in additional compliance costs, regulatory investigations and actions, and consumer lawsuits.

We also rely on a third-party information technology vendor to oversee our information technology systems, including our mechanisms, controls, technologies, systems, and other processes designed to help prevent or mitigate data loss, theft, misuse, or other security incidents or vulnerabilities affecting our data and to help maintain a stable information technology environment. As a result, our cybersecurity systems and processes are dependent upon the performance of our information technology vendor.

Although we monitor the compliance of our third-party service providers performing the aforementioned services, we cannot be certain that such service providers will consistently comply with applicable regulatory requirements or that they will otherwise timely satisfy their obligations to us. We and our third-party service providers may be subject to inspections by FDA and other regulatory authorities. Any such failure by us or by our third party service providers to comply with applicable legal or regulatory requirements and/or any failure by us to monitor their services or to plan for and manage our short- and long-term requirements underlying such services could result in shortage of the required compound, delays in or cessation of clinical trials, failure to obtain or revocation of product approvals or authorizations, product recalls, withdrawal, administrative detention, seizure of products, suspension of an applicable wholesale distribution authorization, and/or distribution of products, operating restrictions, injunctions, suspension of licenses, other administrative or judicial sanctions (including warning or untitled letters, import alerts, civil penalties and/or criminal prosecution), and/or unanticipated related expenditures to resolve shortcomings.

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

Even if our clinical trials are completed as planned, we cannot be certain that their results will support our product candidate claims or that the FDA or foreign authorities will agree with our conclusions. Success in pre-clinical studies and early clinical trials does not ensure that later clinical trials will be successful, and we cannot be sure that the later trials will replicate the results of prior trials and pre-clinical studies. The clinical trial process may fail to demonstrate that our product candidates are safe and effective for the proposed indicated uses. If the FDA concludes that our clinical trials have failed to demonstrate safety and effectiveness, we would not receive FDA approval to market that product candidate in the U.S. for the indications sought. In addition, it could cause us to abandon the product candidate and might delay development of other product candidates. Any delay or termination of our clinical trials would delay or preclude the filing of any submissions with the FDA and, ultimately, our ability to commercialize our product candidates and generate revenues. It is also possible that patients enrolled in clinical trials could experience adverse side effects that are not currently part of a product candidate's profile.

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

The deployment of AI in our or our collaborators' product candidates could adversely affect our business, reputation or financial results.

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

Our operations are based primarily in Seattle, Washington. These operations could be subject to power shortages, telecommunications failures, water shortages, floods, earthquakes, fires and wildfires, extreme weather conditions, pandemics or epidemics and other natural or man-made disasters or business interruptions, for which we maintain customary insurance policies that we believe are appropriate. In addition, outbreaks of viruses, infectious diseases or pandemics, terrorist acts or acts of war, or geopolitical tensions, could cause damage or cause disruptions to us, our employees, facilities, contractors and collaborators, which could have a material adverse effect on our business, financial condition and results of operations. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses. Our ability to manufacture clinical supplies of our product candidates could be disrupted if our suppliers are affected by any of the above events. We may have limited recourse against third parties if the non-compliance is due to factors outside of the manufacturer’s control.

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

We have generated significant net operating loss carryforwards (NOLs), and research and development tax credits (R&D credits) as a result of our incurrence of losses and our conduct of research activities since inception. We generally are able to carry NOLs and R&D credits forward to reduce our tax liability in future years. However, our ability to utilize the NOLs and R&D credits is subject to the rules of Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the Code), respectively. Those sections generally restrict the use of NOLs and R&D credits after an "ownership change." An ownership change occurs if, among other things, the stockholders (or specified groups of stockholders) who own or have owned, directly or indirectly, 5% or more of a corporation’s common stock or are otherwise treated as 5% stockholders under Section 382 of the Code and the U.S. Treasury Department regulations promulgated thereunder increase their aggregate percentage ownership of that corporation’s stock by more than 50 percentage points over the lowest percentage of the stock owned by these stockholders over the applicable testing period. In the event of an ownership change, Section 382 of the Code imposes an annual limitation on the amount of taxable income a corporation may offset with NOL carry forwards and Section 383 of the Code imposes an annual limitation on the amount of tax a corporation may offset with business credit (including R&D credits) carryforwards.

We have experienced ownership changes in the past, and there can be no assurance that we will not experience ownership changes in the future. As a result, our NOLs and business credits (including R&D credits) may be subject to limitations, and we may be required to pay taxes earlier and in larger amounts than would be the case if our NOLs or R&D credits were freely usable.

If we, or our wholly-owned subsidiary, lose our ability to operate in Australia, or if our subsidiary is unable to benefit from the past or future R&D tax rebates available under current Australian regulations, our business and results of operations could be harmed.

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

Based on our evaluation of the ATO's taxpayer alert published in the fourth quarter of 2023, we believe that it is no longer reasonably assured that our full tax position would be sustained under an audit. Accordingly, we recorded a change in estimate that represents our estimate of the amount (inclusive of potential penalties) that no longer meets the reasonably assured threshold. We recorded an estimated accrued current liability of $1.5 million and $1.8 million in our Consolidated Balance Sheets as of December 31, 2024 and 2023, respectively. We may in the future be required to record additional changes in estimates, which could further increase our expenses and adversely affect our business and results of operations.

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

If the estimates we make, or the assumptions on which we rely, in preparing our consolidated financial statements prove inaccurate, our actual results may vary from those reflected in our accruals.

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenues and expenses, the amounts of charges accrued by us and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. We cannot assure you, however, that our estimates, or the assumptions underlying them, will be correct.

Risks Related to our Intellectual Property

If we are not able to protect our proprietary technology, others could compete against us more directly, which would harm our business.

Our commercial success will depend, in part, on our ability to obtain additional patents and licenses and to protect our existing patent position, both in the U.S. and in other countries, for therapeutics and related technologies, processes, methods, compositions, and other inventions that we believe are patentable, all of which provide limited protection and may not adequately protect our rights or permit us to gain or keep any competitive advantage. As of February 3, 2025, we own and are pursuing 119 pending provisional and non-provisional patent applications (28 U.S. patent applications and 91 international patent applications, including two allowed U.S. applications and three allowed international applications) and 13 issued patents (five U.S. patents and eight international patents). We continue to evaluate the full range of our technologies and file new patent applications consistent with our evolving business goals.

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

For example, on August 18, 2023, Intas Pharmaceuticals LTD. filed a Petition for Post Grant Review (PGR) with the Patent Trial and Appeal Board (PTAB) of the U.S. Patent and Trademark Office, the (PGR Petition), seeking to invalidate all claims related to one of our issued patents (U.S. Patent No. 11,572,334) titled "Methods for Making and Using Endoxifen," (the Patent). We actively contested the PGR Petition and believed that the Patent was properly granted and was valid and enforceable.

On January 29, 2025, the PTAB issued a final written decision that found that all claims under the Patent were unpatentable.

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

As is the case with other biotechnology and pharmaceutical companies, our success is heavily dependent on our intellectual property, particularly on obtaining and enforcing patents. Obtaining and enforcing patents in the biotechnology and pharmaceutical industries involve both technological and legal complexity, and is therefore costly, time-consuming and inherently uncertain. For the past several years, the U.S. has conducted proceedings involving post-issuance patent review procedures, such as inter partes review (IPR), and post-grant review and covered business methods. These proceedings are conducted before the PTAB, of the USPTO. Each proceeding has different eligibility criteria and different patentability challenges that can be raised. In this regard, the IPR process permits any person (except a party who has been litigating the patent for more than a year) to challenge the validity of a U.S. patent on the grounds that it was anticipated or made obvious by prior art consisting of patents or printed publications. As a result, non-practicing entities associated with hedge funds, pharmaceutical companies who may be our competitors and others have challenged certain valuable pharmaceutical U.S. patents based on prior art through the IPR process. A decision in such a proceeding adverse to our interests could result in the loss of valuable patent rights, which would have a material adverse effect on our business, financial condition, results of operations and growth prospects. For example, there is a PGR Petition relating to one of our issued patents. See Note 13 to the Consolidated Financial Statements. Any potential future changes to the U.S. patent system could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business, financial condition, results of operations and growth prospects. Further, recent U.S. Supreme Court rulings have narrowed the scope of patent protection available in certain circumstances and weakened the rights of patent owners in certain situations. In particular, on March 20, 2012, the U.S. Supreme Court issued the Mayo Collaborative Services v. Prometheus Laboratories, Inc. decision, holding that several claims drawn to measuring drug metabolite levels from patient samples were not patentable subject matter. The full impact of the Mayo Collaborative Services v. Prometheus Laboratories, Inc. decision on diagnostic and certain method claims is uncertain. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents once obtained. Depending on decisions by the U.S. Congress, the federal courts, and the USPTO, the laws and regulations governing patents could change in unpredictable ways that could weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future. The standards that courts use to interpret patents are not always applied predictably or uniformly and may evolve, particularly as new technologies develop. In addition, changes to patent laws in the U.S. or other countries may be applied retroactively to affect the validity, enforceability, or term of our patent. For example, the U.S. Supreme Court has modified some legal standards applied by the USPTO in examination of U.S. patent applications, which may decrease the likelihood that we will be able to obtain patents and may increase the likelihood of challenges to patents we obtain or license.

We may not be able to protect our intellectual property rights throughout the world.

Filing, prosecuting and defending patents on our products in all countries throughout the world would be prohibitively expensive. In addition, the laws of some foreign countries do not protect intellectual property rights in the same manner and to the same extent as laws in the U.S. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the U.S. For example, the Indian Pharmaceutical Alliance filed the Opposition against our pending Indian Patent Application. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and further, may export otherwise infringing products to territories where we have patent protection, but enforcement of such patent protection is not as strong as that in the U.S. These products may compete with our products and services, and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing with our products.

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

The HIPAA privacy regulations establish a “floor” of minimum protection for patients as to their medical information and do not supersede state laws that are more stringent. State health information privacy laws, such as California’s Confidentiality of Medical Information Act and Washington’s My Health My Data Act, govern the privacy and security of health-related information and may apply even when HIPAA does not and impose additional requirements. Therefore, we are required to comply with both HIPAA privacy regulations and state privacy laws, which vary from state to state, impose a range of obligations, and are often more restrictive than HIPAA. The failure to comply with applicable privacy laws could subject us to regulatory actions, including significant fines or penalties, and to private actions by patients, as well as to adverse publicity and possible loss of business. In addition, federal and state laws and judicial decisions provide individuals with various rights for violating the privacy of their medical information by healthcare providers such as us.

In addition to HIPAA, failing to take appropriate steps to keep consumers’ personal information secure may result in the Federal Trade Commission (FTC) bringing a claim that a company has engaged in unfair or deceptive acts or practices in or affecting commerce, in violation of Section 5(a) of the Federal Trade Commission Act (FTCA). The FTC requires companies to have reasonable and appropriate security measures, based on factors such as data sensitivity and volume, complexity of the business and available resources. Health information is considered sensitive data that merits stronger safeguards. There are also state consumer protection laws, which may be modeled on the FTCA, that can provide state-law causes of action for allegedly unfair or deceptive acts or practices, among other things.

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

The collection and processing of personal data, including personal health data related to individuals in the E.U. regardless of citizenship or residence is governed by the provisions of the General Data Protection Regulation 2016/679 (GDPR) which provides for significant penalties for noncompliance. GDPR supersedes the Directive 95/46/EC of the European Parliament and of the Council of 24 October 1995. The GDPR regulates (i) the processing of personal data carried out in the context of the activities of a company established in the E.U.; and (ii) the processing of personal data carried out by a company not established in the E.U. where such processing relates to (a) the offering of goods or services to data subjects who are in the E.U. or (b) the monitoring of the behavior of data subjects who are in the E.U. The GDPR imposes a number of requirements, including requirements related to the legal basis of the processing (such as consent of the individuals to whom the personal data relates), the information provided to the individuals prior to processing their personal data, the personal data breaches which may have to be notified to the national data protection authorities and data subjects, the measures to be taken when engaging processors, and the security and confidentiality of the personal data. E.U. Member States may also impose additional requirements in relation to health, genetic and biometric data through their national implementing legislation.

Further, from January 1, 2021, in addition to the GDPR, companies have to comply with the UK GDPR, which, together with the amended UK Data Protection Act 2018, retains the GDPR in UK national law. The UK GDPR mirrors the fines under the GDPR, i.e., fines up to the greater of £17.5 million or 4% of global turnover. The European Commission has adopted an adequacy decision in favor of the UK, enabling personal data transfers from E.U. member states to the UK without additional safeguards. However, the UK adequacy decision will automatically expire in June 2025 unless the European Commission re-assesses and renews/ extends that decision and remains under review (and may be modified or revoked) by the Commission during this period. In addition, transfers of personal data from the UK to other countries, including the EEA, are subject to specific transfer rules under the UK regime. Personal data may freely flow from the UK to the EEA, since the EEA is deemed to have an adequate data protection level for purposes of the UK regime. These UK international transfer rules broadly mirror the E.U. GDPR rules. With regard to the transfer of personal data from the UK to the U.S., from October 12, 2023, businesses in the UK can start to transfer personal data to U.S. organizations certified to the "UK Extension to the EU-US Data Privacy Framework" (UK Extension) under the UK GDPR, without the need for further safeguards. On March 21, 2022, the international data transfer agreement (IDTA) and the international data transfer addendum to the

European Commission's standard contractual clauses (SCCs) for international data transfers (Addendum), and a document setting out transitional provisions, came into force and replaced the prior EU SCCs for purposes of the UK regime. The relationship between the UK and other jurisdictions in relation to certain aspects of data protection law remains unclear, and it is unclear how UK data protection laws and regulations will develop in the medium to longer term, and how personal data transfers to and from the UK will be regulated in the long term. These changes may lead to additional costs and increase our overall risk exposure.

Failure to comply with the requirements of GDPR and/or UK GDPR, and the related national data protection laws of the E.U. Member States or the UK may result in fines and other administrative penalties, litigation, government enforcement actions (which could include civil and/or criminal penalties), and harm our business. Moreover, patients about whom we or our partners obtain information, as well as the providers who share this information with us, may have contractual rights that may limit our ability to use this information. Claims that we have violated patient’s or any individual's rights or breached our contractual obligations, even if ultimately we are not found liable, could be expensive and time-consuming to defend, and could result in adverse publicity and harm our business.

Significant disruptions in our information technology systems or breaches of data security could adversely affect our business.

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

Although we utilize various procedures and controls to help mitigate our exposure to these risks, cyber attacks and other cyber events are evolving, unpredictable and increasing in sophistication, including through the use of increasingly sophisticated and evolving AI technologies. Moreover, the information technology systems of our third-party partners, including suppliers, manufacturers, service providers and others on which we rely, may be subject to similar risks. We have cybersecurity insurance coverage in the event we become subject to certain cyber attacks, however, we cannot ensure that it will be sufficient to cover any particular losses we may experience. Any cyber incident could have a material adverse effect on our business, financial condition and results of operations.

The failure to comply with complex federal and state laws and regulations related to submission of claims for services could result in significant monetary damages and penalties and exclusion from the Medicare and Medicaid programs.

We are subject to extensive federal and state laws and regulations relating to the submission of claims for payment for services, including those that relate to coverage of services under Medicare, Medicaid, and other governmental healthcare programs, the amounts that may be billed for services, and to whom claims for services may be submitted, such as billing Medicare as the secondary, rather than the primary, payor. The failure to comply with applicable laws and regulations, for example, enrollment in the Medicare Provider Enrollment, Chain and Ownership System, could result in our inability to receive payment for our services or attempts by third party payors, such as Medicare and Medicaid, to recover payments from us that we have already received. Submission of claims in violation of certain statutory or regulatory requirements can result in penalties and exclusion from participation in Medicare and Medicaid. Government authorities may also assert that violations of laws and regulations related to submission of claims violate the federal False Claims Act or other laws related to fraud and abuse, including submission of claims for services that were not medically necessary. The Company will be generally dependent on independent physicians to determine when its services are medically necessary for a particular patient. Nevertheless, we could be adversely affected if it were determined that the services we provided were not medically necessary and not reimbursable, particularly if it were asserted that we contributed to the physician’s referrals of unnecessary services. It is also possible that the government could attempt to hold us liable under fraud and abuse laws for improper claims submitted by us if it were found that we knowingly participated in the arrangement that resulted in submission of the improper claims.

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

Our shares of common stock are listed on the Nasdaq Capital Market (Nasdaq), and as such, we are required to satisfy the continued listing standards of Nasdaq to maintain our listing. However, we cannot assure you that we will be able to regain compliance with the continued listing standards of Nasdaq, including its minimum closing bid price requirement, or satisfy the continued listing standards of Nasdaq going forward.

On February 21, 2025, we received a letter from Nasdaq informing us that we are not in compliance with Nasdaq Listing Rule 5550(a)(2) for continued listing on Nasdaq, because our common stock failed to maintain a minimum closing bid price of $1.00 per share for 30 consecutive business days. We have until August 20, 2025 to regain compliance with Nasdaq Listing Rule 5550(a)(2). In the event we do not regain compliance by then, we may be eligible an additional 180 calendar day compliance period, subject to certain conditions. To regain compliance, the closing bid price of our common stock must be at least $1.00 per share for a minimum of 10 consecutive business days.

The Nasdaq notice has no immediate effect on the listing or trading of our common stock on Nasdaq. However, if we are unable to regain compliance with Nasdaq Listing Rule 5550(a)(2) or if we are unable to comply with other continued listing standards of Nasdaq, going forward, Nasdaq may commence delisting procedures against us, which could result in our stock being removed from listing on Nasdaq, and we could face significant material adverse consequences, including:

•
stock price volatility;
•
limited availability of market quotations for our common stock;
•
reduce liquidity with respect to our common stock;
•
a determination that our shares are "penny stock," which will require brokers trading in our shares to adhere to more stringent requirements, and which may limit demand for our common stock among certain investors;
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

We have offered and sold a considerable amount of our common stock in past financings. Any additional or anticipated sales of shares by us, including through “at the market” offerings pursuant to our Sale Agreement with Jefferies, sales by holders of our warrants to purchase common stock or sales by other stockholders may cause the trading price of our common stock to decline. Additional issuances of shares by us may result in dilution to the interests of other holders of our common stock. The sale of a substantial number of shares of our common stock by us, our warrant holders or other stockholders or anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales.

The trading price of our common stock has been and is likely to continue to be volatile.

Our stock price is highly volatile. In addition to the factors discussed in this Annual Report on Form 10-K, the trading price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control including:

•
price and volume fluctuations in the overall stock market;

•
changes in operating results and performance and stock market valuations of other biopharmaceutical companies generally;
•
macroeconomic, industry, geopolitical and market conditions, including, but not limited to, high interest rates, the inflationary environment, general economic slowdown or a recession, foreign exchange rate volatility, financial institution instability, changes in monetary policy, changes in trade policies including tariffs and other trade restrictions or the threat of such actions, and rising geopolitical instability, including the ongoing conflict in Ukraine, the conflict in the Middle East, and rising tensions between China and Taiwan;
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

By disclosing information in this and in future filings required of a public company, our business and financial condition will become more visible, which has resulted in, and may in the future result in, threatened or actual litigation, including by competitors and other third parties. If those claims are successful, our business could be seriously harmed. Even if the claims do not result in litigation or are resolved in our favor, the time and resources needed to resolve them could divert our management's resources and seriously harm our business.

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

Our Amended and Restated Certificate of Incorporation provides that the Court of Chancery of the State of Delaware will be the exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders' ability to obtain a favorable judicial forum for disputes.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C. CYBERSECURITY

In the ordinary course of our business, we use, store, and transmit confidential, sensitive, proprietary, personal, and health-related information. The secure maintenance of this information and our information technology systems is important to our operations and business strategy. To this end, we have implemented processes designed to help assess, identify, and manage risks from potential unauthorized occurrences on or through our information technology systems that may result in adverse effects on the confidentiality, integrity, and availability of these systems and the data residing therein. These processes are managed and monitored by a third-party information technology vendor, which is overseen by our Senior Vice President of Business Operations, and include mechanisms, controls, technologies, systems, and other processes designed to help prevent or mitigate data loss, theft, misuse, or other security incidents or vulnerabilities affecting the data and help maintain a stable information technology environment. For example, we conduct vulnerability and data penetration testing, regularly review third party audits of our cloud-based technology vendors and perform ongoing regular risk assessments. We also conduct periodic employee training on cyber and information security, among other topics. In addition, to our third-party information technology vendor, we also consult with outside advisors and experts, when appropriate, to assist with assessing, identifying, and managing cybersecurity risks, including to help anticipate future threats and trends, and their impact on the Company’s risk environment.

Our Senior Vice President of Business Operations who reports directly to the Chief Executive Officer and has over eight years of experience managing information technology and cybersecurity matters, together with our senior leadership team, is responsible for assessing and managing cybersecurity risks. We consider cybersecurity, along with other significant risks that we face, within our overall enterprise risk management framework. Since the beginning of the last fiscal year, we have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected us, but we face certain ongoing cybersecurity risks threats that, if realized, are reasonably likely to materially affect us. Additional information on cybersecurity risks we face is discussed in "PART I, ITEM 1A, RISK FACTORS," under the heading "If we experience a significant disruption in our information technology systems or breaches of data security, our business could be adversely affected."

The Board of Directors, as a whole, has oversight for the most significant risks facing us and for our processes to help identify, prioritize, assess, manage, and mitigate those risks. The Board receives at least quarterly updates on cybersecurity and information technology matters and related risk exposures from our Senior Vice President of Business Operations as well as other members of the senior leadership team.

ITEM 2. PROPERTIES

We have an operating lease with Regus International Workplace Group for office space in Seattle, Washington. The lease commencement date was June 1, 2024, and we agreed to pay monthly rent of $1 thousand per month for 12 months. On December 20, 2024, we entered into an additional operating lease with Regus International Workplace Group for additional office space in Seattle, Washington.

ITEM 3. LEGAL PROCEEDINGS

We are, and from time to time we may become, involved in legal proceedings or be subject to claims arising in the ordinary course of our business. For a discussion of our legal proceedings, refer to Note 13 to the Consolidated Financial Statements. We are not presently a party to any other legal proceedings that in the opinion of our management, if determined adversely to us, would individually or taken together have a material adverse effect on our consolidated results of operations, financial condition or cash flows.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock, par value $0.18 per share, trades on the Nasdaq Capital Market under the symbol "ATOS."

Stockholders

As of March 17, 2025, there were approximately 43 stockholders of record of our common stock, one of which is Cede & Co., a nominee for Depository Trust Company (DTC). All of the shares of common stock held by brokerage firms, banks and other financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC and are therefore considered to be held of record by Cede & Co. as one stockholder.

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

Issuer Purchases of Securities

We did not repurchase any of our equity securities during the fourth quarter of fiscal 2024.

Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 6. RESERVED

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following discussion of our financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and the related notes included elsewhere in this Annual Report. This discussion contains forward-looking statements, which are based on assumptions about the future of our business. Actual results, outcomes and the timing of results or outcomes could differ materially from those contained in the forward-looking statements. Please read "Note Regarding Forward-Looking Statements" included elsewhere in this Annual Report for additional information regarding forward-looking statements.

Company Overview

We are a clinical-stage biopharmaceutical company developing proprietary innovative medicines in areas of significant unmet medical need in oncology, with a focus on women’s breast cancer and other breast conditions. Our lead drug candidate under development is oral (Z)-endoxifen, which we are developing for both the prevention and treatment of breast cancer and other therapeutic areas.

We have been granted four U.S. and eight international patents covering our proprietary (Z)-endoxifen, and we have numerous applications pending in the U.S. and in other major countries. We have patent protection covering our proprietary (Z)-endoxifen through at least November 17, 2038.

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

Summary of Our Leading Programs

The following is a summary of the status of our major clinical development programs as of the date of this Annual Report:

Prevention
Karisma
• Phase 2: (Z)-endoxifen monotherapy
• Mammographic Breast Density (MBD) reduction & prevention
• Treatment phase completed, 24-mo durability ongoing
DCIS
• Phase 2: (Z)-endoxifen monotherapy
• Ductal Carcinoma In Situ (DCIS)
• Enrolling
Neoadjuvant
Evangeline
• Phase 2: (Z)-endoxifen monotherapy
• ER+ / HER2- breast cancer
• Completed PK Run-in Cohort, treatment arm pending
ISPY 2 EOP
Monotherapy Arm
• Phase 2: (Z)-endoxifen monotherapy
• Premenopausal ER+ / HER2- breast cancer
• 3-week 10 mg data reported, 24-week data pending
Combination Arm
• Phase 2: (Z)-endoxifen + abemaciclib (CDK 4/6)
• ER+ / HER2- invasive breast cancer
• Initiated 4/24, initial readout expected 2026

(Z) endoxifen. (Z)-endoxifen is an active metabolite of tamoxifen, which is an FDA-approved drug to treat and prevent breast cancer in high-risk women. It is also referred to as a Selective Estrogen Receptor Modulator (SERM). We are developing a proprietary form of (Z)-endoxifen which is administered orally for the potential treatment of breast cancer and the reduction of breast density. We have completed four Phase 1 clinical studies, including a study in men, and two Phase 2 clinical studies with our proprietary (Z)-endoxifen, including oral and topical formulations. We have also completed significant pre-clinical development and have developed clinical manufacturing capabilities through qualified third-parties.

(Z)-endoxifen for Women with Mammographic Breast Density. Mammographic breast density (MBD) is an emerging public health issue. Almost half of the women in the world over the age of 40 have dense breasts, and there are currently no approved treatments to reduce breast density. Elevated breast density can make a mammogram more difficult to interpret because dense breast tissue and some abnormal breast changes, such as calcifications and tumors, appear as white areas in a mammogram. Women with the highest density are four to six times more likely to develop breast cancer in their lifetime and more likely to develop cancer between mammograms compared to those with low breast density. The latter are sometimes referred to as "interval cancers," which are often larger, more advanced, and more difficult to treat.

In December 2021, we commenced a Phase 2 study of our proprietary oral (Z)-endoxifen. The study, known as the Karisma-(Z)-endoxifen study, was a Phase 2, randomized, double-blind, placebo-controlled, dose-response study of our proprietary oral (Z)-endoxifen in healthy premenopausal women with measurable mammographic breast density. The primary objective of the study was to determine the dose-response relationship of daily (Z)-endoxifen on breast density reduction. Secondary endpoints assessed safety and tolerability. The study was conducted in Stockholm, Sweden and included approximately 240 participants who received daily doses of oral (Z)-endoxifen or placebo for six months after enrollment, randomized to one of three arms: placebo, 1 mg, or 2 mg of (Z)-endoxifen. The study also included an exploratory endpoint to assess durability of the breast density changes.

The study fully enrolled in November 2023 and in September 2024, the study concluded. The data showed the potential of low-dose (Z)-endoxifen to significantly reduce MBD, a key risk factor for breast cancer, while showing a favorable safety profile.

Results showed that the 1 mg dose of (Z)-endoxifen reduced MBD by 17.3% (p<0.01), while the 2 mg dose achieved a reduction of 23.5% (p<0.01), compared to a minimal change in the placebo group of 0.27%. Plasma concentrations for (Z)-endoxifen were measured at 4.8 ng/mL and 9.7 ng/mL for the 1 mg and 2 mg arms, respectively, which showed the effectiveness of the lower dose in achieving significant reductions. Importantly, no significant differences in adverse events were observed between the 1 mg dose and the placebo. The 2 mg dose was associated with higher rates of hot flashes, night sweats and vaginal discharge.

Based on input from the FDA and Swedish Medical Products Agency, reduction in MBD may not be an approvable indication unless we can demonstrate that our (Z)-endoxifen also reduces the incidence of breast cancer. We may therefore conduct additional studies of (Z)-endoxifen to assess its correlation with the risk of breast cancer and/or reduction in the incidence of new breast cancers.

(Z)-endoxifen for Ductal Carcinoma In Situ. Ductal carcinoma in situ (DCIS) is the presence of abnormal cells inside a milk duct in the breast. It rarely produces symptoms, or a breast lump one can feel, typically being detected through screening mammography. In some cases, DCIS may become invasive and spread to other tissues, but there is no way of determining which lesions will remain stable without treatment, and which will go on to become invasive. This uncertainty can result in aggressive and unnecessary treatment approaches that can have harmful side effects without significant benefit.

In October 2023, Quantum Leap Healthcare Collaborative (the QLHC) announced the initiation of the Phase 2 DCIS: Re-Evaluating Conditions for Active Surveillance Suitability as Treatment (the RECAST) study. (Z)-endoxifen is being investigated as part of this platform trial, which offers women with DCIS six months of neoadjuvant treatment with the intent of determining their suitability for long-term active surveillance without surgery. Approximately 100 patients are expected to be treated with (Z)-endoxifen. The study incorporates both a neoadjuvant therapy phase, with patients at high risk for progression to invasive disease proceeding to surgery, followed by an extended surveillance phase for low-risk patients. Enrollment in this study is ongoing.

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

In October 2022, we received authorization from the FDA for our Investigational New Drug (IND) application for oral (Z)-endoxifen. The study, known as "EVANGELINE" is a Phase 2 randomized study assessing (Z)-endoxifen as neoadjuvant therapy in premenopausal women with primary ER+, HER2– breast cancer. The study will enroll approximately 190 patients across up to 25 U.S. sites, and is structured in two parts.

In Part 1, a Pharmacokinetic (PK) Run-In Cohort evaluated two dosage levels. A 40 mg per day cohort was initiated in February 2023 to assess if a plasma steady state concentration (Css) of 500 to1000 ng/mL, which is required for optimal PKC-β inhibition, could be achieved. However, data showed that none of the patients in the 40 mg cohort reached the target Css. Subsequently, an 80 mg per day cohort was initiated and fully enrolled in July 2024. In this higher dose group, about 50% of patients receiving (Z)-endoxifen with goserelin and 38% of patients receiving (Z)-endoxifen alone attained the target plasma Css, with an average of 484 ng/mL.

Importantly, tumor Css levels were found to be more than double the plasma levels, exceeding 500 ng/g in 90% of patients, and 85% of patients exhibited a 4-week Ki-67 response (≤10%), indicating substantial tumor suppression. (Z)-endoxifen was generally well tolerated, with no significant Grade 3 or 4 toxicities, though four gynecologic events (including one Grade 3 hemorrhagic ovarian cyst) were noted in the 80 mg group.

In January 2025, based on the PK, efficacy, and safety data, the protocol was revised to focus on the 40 mg per day dose. Part 2 is expected to compare two treatment arms based on baseline Ki-67 levels, and the aim is to evaluate the endocrine sensitive disease rate, pathologic complete response, and other key endpoints. The initiation of the Treatment Cohort is planned for the first half of 2025.

In March 2023, a second Phase 2 trial investigating oral (Z)-endoxifen as a neoadjuvant treatment for women diagnosed with locally advanced ER+ breast cancer was initiated. This trial is a study arm in the ongoing I‑SPY 2 Endocrine Optimization Pilot (I-SPY 2 EOP). The I-SPY 2 EOP is a collaborative effort among academic investigators from major cancer research centers across the U.S., QLHC, the FDA, and the Foundation for the National Institutes of Health (FNIH) Cancer Biomarkers Consortium. 20 patients were treated with (Z)-endoxifen for up to 24 weeks prior to surgery. Enrollment was completed in January 2024.

A preliminary data analysis from this study, which included 20 women with ER+/HER2- breast cancer who received 10 mg of (Z)-endoxifen orally once daily for six cycles (each cycle = 28 days), showed that (Z)-endoxifen met the primary endpoint with 95% (19/20 patients) receiving > 75 % of planned treatment. The data also showed (Z)-endoxifen activity in rapidly reducing key biomarkers, such as Ki-67, by 69% from baseline and a 30.4% reduction in functional tumor volume (FTV) from baseline after three weeks of treatment. FTV is a quantitative measurement of tumor burden that can be used to assess treatment response for breast cancer. (Z)-endoxifen was well tolerated in this study with the most common side effects being mild, including hot flashes, insomnia, and fatigue. No dose reductions or discontinuations due to treatment related adverse events were observed in this study. Surgical Ki-67 values and 24-week imaging will be analyzed in the future.

On April 15, 2024, we announced our participation in a new study arm of the I-SPY 2 EOP which was initiated to evaluate our proprietary (Z)-endoxifen in combination with abemaciclib (VERZENIO®), a cyclin-dependent kinase (CDK) 4/6 inhibitor marketed by Eli Lilly and Company, in women with ER+/HER2- breast cancer. On June 28, 2024, we announced that the study had been expanded to include 80 women with newly diagnosed ER+ / HER2- invasive breast cancer. Currently enrolled and newly enrolled participants are expected to transition to or be initiated on 40 mg of (Z)-endoxifen (from 80 mg) once daily in combination with 150 mg of abemaciclib twice daily for a total of 24 weeks prior to surgery. The transition to the 40 mg dose from an 80 mg dose is the result of a protocol amendment approved in January 2025. Enrollment in this study is ongoing.

Research and Development Phase

We are in the research and development phase and are not currently marketing any products. We do not anticipate generating revenue unless and until we develop and launch our pharmaceutical programs.

Commercial Lease Agreement

We had an operating lease for office space in Seattle, Washington with WW 107 Spring Street LLC. Rent was $2 thousand a month, and this lease terminated on June 30, 2024. On February 29, 2024, we entered into an operating lease with Regus International Workplace Group for office space in Seattle, Washington. The lease commencement date was June 1, 2024, and we agreed to pay monthly rent of $1 thousand per month for 12 months. On December 20, 2024, we entered into an additional operating lease with Regus International Workplace Group for additional office space in Seattle, Washington for 12 months.

Critical Accounting Estimates

Our management's discussion and analysis of our financial condition and results of operations is based on our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP). The preparation of these Consolidated Financial Statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses. We base our estimates on our historical experience, known trends and events, and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making our judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates under different assumptions or conditions.

We believe that the following are the most critical accounting estimates used in the preparation of our Consolidated Financial Statements.

Research and Development Expenses

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

We have entered into various research and development contracts with Contract Research Organizations (CROs), contract manufacturing organizations (CMOs) and other companies. The majority of our service providers invoice us monthly for services performed, however, payments under some of these contracts may be required in advance of the services being performed, for example when a contract requires an initial payment at the outset of the contract. Payments made in advance of performance of services are reflected in the Consolidated Balance Sheets as prepaid expenses.

Clinical Trial and Preclinical Study Accruals

We make estimates of our accrued expenses for clinical trial and preclinical study activities based on the facts and circumstances known to us at the time. These accruals are based upon estimates of costs incurred and fees that may be associated with services provided by clinical trial investigational sites and CROs, CMOs and for other clinical trial-related activities. In accruing for these services, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If possible, we obtain information regarding unbilled services directly from these service providers. However, we may be required to estimate these services based on other information available to us by reviewing contracts, vendor agreements and through discussions with internal clinical and preclinical personnel and external service providers as to the progress or stage of completion of services and the agreed-upon fee to be paid for such services. If we underestimate or overestimate the activities or fees associated with a study or service at a given point in time, adjustments to research and development expenses may be necessary in future periods. Historically, our estimated accrued liabilities have approximated actual expense incurred. Subsequent changes in estimates may result in a material change in our accruals.

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

Results of Operations

Comparison of Years Ended December 31, 2024 and 2023

Revenue and Cost of Revenue. For the years ended December 31, 2024 and 2023, we had no source of revenue and no associated cost of revenue.

Operating Expenses. Total operating expenses were $27.6 million for the year ended December 31, 2024, which was a decrease of $3.8 million, from the year ended December 31, 2023 of $31.4 million. Factors contributing to the decreased operating expenses in the year ended December 31, 2024 are explained below.

Research & Development (R&D) Expenses. The following table provides a breakdown of major categories within R&D expenses for the years ended December 31, 2024 and 2023, together with the dollar change in those categories (dollars in thousands):

		Year Ended December 31, 2024	Year Ended December 31, 2023	Increase (Decrease)	% Increase (Decrease)
Research and Development Expense
	Clinical and pre-clinical trials	$10,107	$12,722	$(2,615)	(21)%
	Compensation	2,928	3,474	(546)	(16)%
	Professional fees and other	1,082	1,138	(56)	(5)%
	Research and Development Expense Total	$14,117	$17,334	$(3,217)	(19)%

As (Z)-endoxifen is our only product candidate for which we currently incur R&D expense, we have not further disaggregated R&D expenses by product candidate:

•

Clinical and pre-clinical trial expense decreased $2.6 million for the year ended December 31, 2024 compared to the prior year due to a decrease in spending for the (Z)-endoxifen trials, including a decrease in drug development costs.

•

The decrease in R&D compensation expense of $0.5 million for the year ended December 31, 2024 compared to the prior year was primarily due to a decrease in non-cash stock-based compensation expense of $0.9 million. Non-cash stock-based compensation expense decreased compared to the prior year due to the weighted average fair value of stock options amortizing in 2024 being lower than 2023. The decrease in compensation expense was partially offset by an increase in cash compensation expense of $0.4 million due to the hiring in early 2024 of additional R&D employees.

General and Administrative (G&A) Expenses. The following table provides a breakdown of major categories within G&A expenses for the years ended December 31, 2024 and 2023, together with the dollar change in those categories (dollars in thousands):

		Year Ended December 31, 2024	Year Ended December 31, 2023	Increase (Decrease)	% Increase (Decrease)
General and Administrative Expense
	Compensation	$5,458	$7,388	$(1,930)	(26)%
	Professional fees and other	7,164	5,367	1,797	33%
	Insurance	882	1,288	(406)	(32)%
	General and Administrative Expense Total	$13,504	$14,043	$(539)	(4)%

•

The decrease in G&A compensation expense of $1.9 million for the year ended December 31, 2024 compared to the prior year was due to a decrease in both cash compensation and non-cash stock-based compensation expense. Non-cash stock-based compensation expense decreased by $1.4 million for the year ended December 31, 2024 compared to the prior year due to the weighted average fair value of stock options amortizing in 2024 being lower than in 2023. Cash compensation decreased by $0.5 million for the year ended December 31, 2024 compared to the prior year primarily due to salary and bonus severance expense of $0.6 million related to the departure of our former Chief Financial Officer in 2023.

•

G&A professional fees and other expense increased by $1.8 million for the year ended December 31, 2024 compared to the prior year primarily due to the increase in legal fees of $1.1 million for the year ended December 31, 2024. Legal costs for the PGR litigation and patent defense in 2024 increased $0.7 million, and we also incurred legal costs associated with the filing of our Registration Statement on Form S-3 and the establishment of our ATM facility of $0.4 million. Investor relations expense increased by $0.3 million for the year ended December 31, 2024 compared to the prior year due to an increase in investor outreach costs. Accounting fees also increased by $0.3 million for the year ended December 31, 2024 compared to the prior year due to procedures needed from both current and former auditors related to the Registration Statement on Form S-3 and our ATM facility.

•

The decrease in G&A insurance expense of $0.4 million for the year ended December 31, 2024 compared to the prior year was due to lower negotiated insurance premiums for the same or better coverage in 2024.

Interest Income. Interest income of $4.1 million for the year ended December 31, 2024 represented a decrease of $0.2 million compared to the prior year, and was primarily due to a decrease in funds invested in the money market account.

Impairment Charge on Investment in Equity Securities. For the year ended December 31, 2024 and 2023, we wrote down our Investment in equity securities by $1.7 million and $3.0 million, respectively, due to impairment of our investment in DCT. Refer to Note 4 "Investment in Equity Securities" to the Consolidated Financial Statements.

Income Taxes. We did not record an income tax expense or benefit for the years ended December 31, 2024 and 2023 due to uncertainty regarding utilization of our net operating loss carryforwards and our history of losses.

Liquidity and Capital Resources

On June 27, 2024, our stockholders approved an amendment to our Amended and Restated Certificate of Incorporation to increase the number of authorized shares of our common stock, par value $0.18 per share, from 175,000,000 to 350,000,000. As of December 31, 2024, we are authorized to issue 350,000,000 shares of common stock, par value $0.18 per share. On November 19, 2024, we entered into an Open Market Sale AgreementSM with Jefferies LLC. We may offer, from time to time, to sell, in an "at the market offering", shares of our common stock up to an aggregate offering price of up to $100.0 million. We did not make any sales under the at the market offering facility during the year ended December 31, 2024.

During the year ended December 31, 2024, we received $3.7 million from the exercise of warrants resulting in the issuance of 3,672,500 shares of common stock.

We have incurred net losses and negative operating cash flows since inception. For the year ended December 31, 2024, we recorded a net loss of $25.5 million and used $21.0 million of cash in operating activities. As of December 31, 2024, we had $71.1 million in unrestricted cash and cash equivalents and working capital of $69.5 million. We believe we have sufficient cash on hand to fund our projected operating requirements for at least the next 12 months.

Net Cash Flows from Operating Activities. Net cash used in operating activities was $21.0 million for the year ended December 31, 2024, compared to net cash used in operating activities of $20.9 million in 2023, an increase of $0.1 million. Cash used in operating activities for the year ended December 31, 2024 primarily consisted of our net loss of $25.5 million, adjusted for non-cash items such as non-cash stock-based compensation expense of $2.3 million, non-cash impairment charge on investment in equity securities of $1.7 million and net cash inflows from a change in our operating assets and liabilities of $1.1 million. Cash used in operating activities for the year ended December 31, 2023 primarily consisted of to our net loss of $30.1 million, adjusted for non-cash items such as stock-based compensation expense of $4.6 million, non-cash impairment charge on investment in equity securities of $3.0 million and net cash outflows from a change in our operating assets and liabilities of $0.9 million.

Net Cash Flows from Investing Activities. Net cash used in investing activities was $19 thousand for the year ended December 31, 2024, compared to net cash used in investing activities of $14 thousand for the year ended December 31, 2023. Current and prior year cash used in investing activities was primarily related to purchases of new computers.

Net Cash Flows from Financing Activities. Net cash provided by financing activities for the year ended December 31, 2024 was $3.7 million compared to net cash used in financing activities of $1.5 million for 2023. The $3.7 million net cash provided by financing activities for the year ended December 31, 2024 primarily consisted of the receipt of proceeds from the exercise of warrants. Net cash used in financing activities for the year ended December 31, 2023 consisted of $1.5 million for the repurchase of common stock under the Share Repurchase Program.

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

Additional funding may not be available to us on acceptable terms or at all. Continued uncertain market and macroeconomic conditions, including due to inflationary pressures, high interest rates, general economic slowdown or a recession, foreign exchange rate volatility, financial institution instability, changes in monetary policy, changes in trade policies including tariffs and other trade restrictions or the threat of such actions, and increasing geopolitical instability, may limit our ability to access capital. In addition, the terms of any financing may adversely affect the holdings or the rights of our stockholders. For example, we may raise additional funds by issuing equity securities or by equity offerings, collaboration agreements, debt financings or licensing arrangements.

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

Contractual Obligations

Our contractual obligations represent our future cash commitments and liabilities under agreements with third-party clinical trial service providers. Apart from contracts with one third-party clinical trial service provider, such agreements are cancellable upon written notice by us. The non-cancellable contracts expire upon completion of the clinical trial and release of the final report, or the contract may be terminated by the clinical trial service provider, by the FDA or another governmental agency. As of December 31, 2024, our estimated non-cancellable commitment was $10.2 million which will be paid over the term of the clinical trials.

Share Repurchase Program

In June 2023, our Board of Directors (the Board) authorized a program to repurchase up to $10.0 million of our common stock (the Share Repurchase Program). The Share Repurchase Program did not obligate us to acquire any specific number of shares. Under the Share Repurchase Program, shares of common stock could have been repurchased using a variety of methods, including privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act, as part of accelerated share repurchases and other methods. The timing, manner, price and amount of any repurchases were determined by the Board in its discretion and depended on a variety of factors, including legal requirements, price and economic and market conditions. The Share Repurchase Program expired on December 31, 2024, and there were no shares repurchased under the program during the year ended December 31, 2024. During the year ended December 31, 2023, 1,320,046 shares were repurchased under the Share Repurchase Program for a total cost of $1.5 million.

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

Recently Adopted Accounting Pronouncements

Refer to Note 3 to these Consolidated Financial Statements.

Recently Issued Accounting Pronouncements

Refer to Note 3 to these Consolidated Financial Statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this item pursuant to Item 305(e) of Regulation S-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this item are set forth beginning on page 56 of this Annual Report and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2024, pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act).

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

Based on the evaluation of our disclosure controls and procedures as of December 31, 2024, our Principal Executive Officer and Principal Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control Over Financial Reporting

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

Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2024, based on the Framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2024. Because we are a non-accelerated filer, our independent registered public accounting firm is not required to attest to or issue a report on the effectiveness of our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended December 31, 2024, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

(a) Trading Plans

During the quarter ended December 31, 2024, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except as indicated below, the other information required by this item is incorporated by reference to the sections entitled "Election of Directors," "Executive Officers," "Board Committees," "Insider Trading Policy," and, as applicable, "Delinquent Section 16(a) Reports" in our Definitive Proxy Statement for our 2025 Annual Meeting of Stockholders (the Proxy Statement).

We have adopted a Code of Business Conduct and Ethics (the "Code of Conduct") that applies to all of our directors, officers and employees, including our principal executive, principal financial and principal accounting officers, or persons performing similar functions. Our Code of Conduct is posted on our website located at https://investors.atossatherapeutics.com/ under "Corporate Governance." We intend to disclose future amendments to certain provisions of the Code of Conduct, and waivers of the Code of Conduct granted to executive officers and directors, on the website within four business days following the date of the amendment or waiver.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the sections entitled "Executive Compensation," "Director Compensation" and "Compensation Committee Interlocks" in our Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to the sections entitled "Executive Compensation- Equity Compensation Plan Information" and "Security Ownership of Beneficial Owners and Management" in our Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the sections entitled "Certain Relationships and Related Party Transactions" and "Corporate Governance" in our Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the section entitled "Ratification of the Selection of the Independent Registered Public Accounting Firm" in our Proxy Statement.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)
The following documents are filed as a part of this Annual Report:

1. Financial Statements

2. Financial Statement Schedules

All financial statement schedules are omitted because they are not required or the required information is included in the consolidated financial statements or notes thereto.

3. Exhibits

See the Exhibit Index on page 72 of this Annual Report.

ITEM 16. FORM 10-K SUMMARY

None.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Atossa Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Atossa Therapeutics, Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Accrued and prepaid research and development expenses

Description of the Matter

As of December 31, 2024, the Company accrued $700 thousand for estimated costs incurred for research and development activities and recorded $350 thousand as prepaid expenses for payments made in advance of incurring such costs. As described in Note 3, 5 and 6 to the consolidated financial statements, the Company has entered into various research and development contracts for which payments may differ from the timing of costs incurred. The Company analyzes progress of the services, including the phase or completion of events, invoices received and contracted costs to determine the appropriate amount to record at period-end.

Auditing management’s accounting for accrued and prepaid research and development expenses, including clinical trial and preclinical study activities, is especially challenging as evaluating the progress or stage of completion of the activities under the Company’s research and development agreements includes subjective and qualitative aspects and is dependent on information from third-party service providers and internal clinical personnel.

How We Addressed the Matter in Our Audit

We obtained an understanding of the Company’s clinical trials, its research and development contracts, and management’s process for estimating the accrued and prepaid research and development expenses.

To test the Company’s accrued and prepaid research and development expenses, our procedures included, among others, obtaining supporting evidence of the research and development activities performed for significant clinical trials and preclinical studies, meeting with project managers to corroborate progress of activities, and inspecting vendor contracts. We compared the costs for a sample of research and development transactions against the related invoices. We confirmed with vendors the activity and amounts invoiced to-date and recalculated the amount recorded at period-end based on the contractual terms. We also tested a sample of subsequent invoices and compared them to amounts recorded at period-end.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2023.

Seattle, Washington

March 25, 2025

ATOSSA THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share and per share data)

	As of December 31,
	2024	2023
Assets
Current assets
Cash and cash equivalents	$71,084	$88,460
Restricted cash	110	110
Prepaid materials	2,098	1,487
Prepaid expenses and other current assets	1,165	2,162
Total current assets	74,457	92,219
Investment in equity securities	—	1,710
Other assets	1,987	2,323
Total assets	$76,444	$96,252
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$679	$806
Accrued expenses	919	973
Payroll liabilities	1,862	1,654
Other current liabilities	1,507	1,803
Total current liabilities	4,967	5,236
Total liabilities	4,967	5,236

Commitments and contingencies (Note 13)	—	—

Stockholders' equity
Convertible preferred stock - $0.001 par value; 10,000,000 shares authorized; 582 shares issued and outstanding as of December 31, 2024 and 2023	—	—
Common stock - $0.18 par value; 350,000,000 and 175,000,000 shares authorized as of December 31, 2024 and 2023, respectively; 129,170,004 and 125,304,064 shares issued and outstanding as of December 31, 2024 and 2023, respectively	23,488	22,792
Additional paid-in capital	261,256	255,987
Treasury stock, at cost; 1,320,046 shares of common stock at December 31, 2024 and 2023	(1,475)	(1,475)
Accumulated deficit	(211,792)	(186,288)
Total stockholders' equity	71,477	91,016
Total liabilities and stockholders' equity	$76,444	$96,252

The accompanying notes are an integral part of these Consolidated Financial Statements.

ATOSSA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except share and per share data)

	For the Year Ended December 31,
	2024	2023
Operating expenses
Research and development	$14,117	$17,334
General and administrative	13,504	14,043
Total operating expenses	27,621	31,377
Operating loss	(27,621)	(31,377)
Impairment charge on investment in equity securities	(1,710)	(2,990)
Interest income	4,050	4,343
Other expense, net	(223)	(70)
Loss before income taxes	(25,504)	(30,094)
Income tax benefit	—	—
Net loss	(25,504)	(30,094)
Net loss per share of common stock - basic and diluted	$(0.20)	$(0.24)
Weighted average shares outstanding used to compute net loss per share - basic and diluted	125,859,276	126,081,602

The accompanying notes are an integral part of these Consolidated Financial Statements.

ATOSSA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(amounts in thousands, except share data)

	Convertible Preferred Stock		Common Stock			Treasury Stock
					Additional			Total
	Shares	Amount	Shares	Amount	Paid-in Capital	Amount	Accumulated Deficit	Stockholders' Equity
Balance at December 31, 2022	582	$—	126,624,110	$22,792	$251,366	$—	$(156,194)	$117,964
Common stock repurchased	—	—	(1,320,046)	—	—	(1,475)	—	(1,475)
Stock-based compensation	—	—	—	—	4,621	—	—	4,621
Net loss	—	—	—	—	—	—	(30,094)	(30,094)
Balance at December 31, 2023	582	$—	125,304,064	$22,792	$255,987	$(1,475)	$(186,288)	$91,016
Issuance of common stock upon warrant exercise	—	—	3,672,500	661	3,012	—	—	3,673
Issuance of common stock upon option exercise	—	—	343,998	62	211	—	—	273
Shares withheld related to cashless exercise of options and taxes	—	—	(150,558)	(27)	(246)	—	—	(273)
Stock-based compensation	—	—	—	—	2,292	—	—	2,292
Net loss	—	—	—	—	—	—	(25,504)	(25,504)
Balance at December 31, 2024	582	$—	129,170,004	$23,488	$261,256	$(1,475)	$(211,792)	$71,477

The accompanying notes are an integral part of these Consolidated Financial Statements.

ATOSSA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Year Ended December 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(25,504)	$(30,094)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation	2,292	4,621
Impairment charge on investment in equity securities	1,710	2,990
Depreciation	17	23
Loss on disposal of assets	7	—
Changes in operating assets and liabilities:
Prepaid materials	(611)	2,544
Prepaid expenses and other current assets	997	1,004
Other assets	331	(1,697)
Accounts payable	(127)	(2,159)
Accrued expenses	(54)	(86)
Payroll liabilities	208	129
Other current liabilities	(296)	1,784
Net cash used in operating activities	(21,030)	(20,941)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(19)	(14)
Net cash used in investing activities	(19)	(14)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of warrants	3,673	—
Common stock repurchased	—	(1,475)
Net cash provided by (used in) financing activities	3,673	(1,475)

NET DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(17,376)	(22,430)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING BALANCE	88,570	111,000
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, ENDING BALANCE	$71,194	$88,570

RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents	71,084	$88,460
Restricted cash	110	110
Total cash, cash equivalents and restricted cash	$71,194	$88,570
NON-CASH INVESTING AND FINANCING ACTIVITIES
Common stock issued upon cashless exercise of stock options	$273	$—

The accompanying notes are an integral part of these Consolidated Financial Statements.

ATOSSA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 2: LIQUIDITY AND CAPITAL RESOURCES

The Company has incurred net losses and negative operating cash flows since inception. For the year ended December 31, 2024, the Company recorded a net loss of $25.5 million and used $21.0 million of cash in operating activities. As of December 31, 2024, the Company had $71.1 million in unrestricted cash and cash equivalents and working capital of $69.5 million. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs, and it believes it will need to continue to raise substantial additional capital to accomplish its business plan over the next several years. Management believes its currently available cash and cash equivalents will be sufficient to finance the Company’s operations for at least one year from the date these Consolidated Financial Statements are issued. The Company plans to continue to fund its losses from operations and capital funding needs through a combination of public or private equity offerings, debt financings or other sources, including potential corporate collaborations, licenses and other similar arrangements. There can be no assurance as to the availability or terms upon which such financing and capital might be available in the future. If the Company is unable to secure additional funding, it may be forced to curtail or suspend its business plans.

NOTE 3: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These Consolidated Financial Statements have been prepared pursuant to the rules of the Securities and Exchange Commission (the SEC) and in accordance with the accounting principles generally accepted in the U.S. (GAAP). The accompanying Consolidated Financial Statements include the financial statements of Atossa Therapeutics, Inc. and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

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

Restricted Cash

The Company’s restricted cash balance as of December 31, 2024 and 2023, consisted entirely of cash pledged as security for the Company’s issued commercial credit cards.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of deposits of cash and cash equivalents, including those deposited in money market deposit and a prime money market fund accounts. The Company maintains deposits in federally insured financial institutions in excess of federally insured limits. The Company has not experienced any material losses in such accounts and believes it is not exposed to significant risk. The Company invests its excess cash in a highly rated prime money market fund that management believes protects the Company from risk of default and impairment.

Clinical Trial and Preclinical Study Accruals

The Company makes estimates of its accrued expenses for clinical trial and preclinical study activities as of each balance sheet date in its financial statements based on the facts and circumstances known to the Company at that time. These accruals are based upon estimates of costs incurred and fees that may be associated with services provided by clinical trial investigational sites and Contract Research Organizations (CROs), and for other clinical trial-related activities. Payments under certain contracts with such parties depend on factors such as successful enrollment of patients, site initiation and progression through the various stages of the Company's clinical trials. In accruing for these services, the Company estimates the time period over which services will be performed and the level of effort to be expended in each period. If possible, the Company obtains information regarding unbilled services directly from these service providers. However, the Company may be required to estimate these services based on other information available to it. If the Company underestimates or overestimates the activities or fees associated with a study or service at a given point in time, adjustments to research and development expenses may be necessary in future periods. Historically, the Company's estimated accrued liabilities have approximated actual expense incurred. Subsequent changes in estimates may result in a material change in the Company's accruals.

Prepaid Materials

The Company capitalizes the purchase of certain raw materials, active pharmaceutical ingredients and related supplies for use in the manufacturing of drug products for use in its preclinical and clinical development programs, as it has determined that these materials have alternative future use. The Company can use these raw materials and related supplies in multiple clinical drug products, and therefore has future use independent of the development status of any particular drug program until it is utilized in the manufacturing process. The Company expenses the cost of materials when used. The Company periodically reviews these capitalized materials for continued alternative future use and write down the asset to its net realizable value in the period in which an impairment is identified. Prepaid materials not expected to be used within 12 months of the balance sheet date are presented in Other assets on the Consolidated Balance Sheets.

Variable Interest Entities

The Company reviews agreements it enters into with third-party entities, pursuant to which the Company may have a variable interest in the entity, in order to determine if the entity is a variable interest entity (VIE). If the entity is a VIE, the Company assesses whether or not it is the primary beneficiary of that entity. In determining whether the Company is the primary beneficiary of an entity, the Company applies a qualitative approach that determines whether it has both (i) the power to direct the economically significant activities of the entity and (ii) the obligation to absorb losses of, or the right to receive benefits from, the entity that could potentially be significant to that entity. If the Company determines it is the primary beneficiary of a VIE, it consolidates that VIE into the Company's consolidated financial statements. The Company’s determination about whether it should consolidate such VIEs is made continuously as changes to existing relationships or future transactions may result in a consolidation or deconsolidation event. The Company currently does not consolidate any VIEs.

Investments in Equity Securities

The Company had one investment in non-marketable equity securities. This investment did not have a readily determinable fair value, so the Company elected to measure the investment at cost less any impairment, adjusted to fair value if there were observable price changes in orderly transactions for an identical or similar investment of the same issuer, in accordance with Accounting Standards Codification (ASC) 321, Investments – Equity Securities. At each reporting period, the Company performed an assessment to determine if it qualified for this measurement alternative.

At each reporting period, the Company made a qualitative assessment considering impairment indicators to evaluate whether the investment was impaired. If a qualitative assessment indicated the investment was impaired, the Company estimated the investment's fair value. If the fair value was less than the investment's carrying value, an impairment charge was recorded in the Consolidated Statements of Operations equal to the difference between the carrying value and fair value and a new basis in the investment was established. Refer to Note 4 to these Consolidated Financial Statements.

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

The carrying amounts reflected in the accompanying Consolidated Balance Sheets for cash and cash equivalents, restricted cash, and accounts payable approximate their fair values due to their short-term nature. Refer to Note 9 to these Consolidated Financial Statements.

Research and Development

Research and development (R&D) costs are expensed as incurred and consist of costs associated with research activities. R&D expenses include, for example, manufacturing expenses for the Company's drugs under development, expenses associated with preclinical studies, clinical trials and associated salaries, bonuses, stock-based compensation and benefits.

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

Recently Adopted Accounting Pronouncements

For the year ended December 31, 2024, the Company adopted Accounting Standards Update, or ASU, No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This standard requires disclosure of significant segment expenses and other segment items by reportable segment. The adoption of this guidance did not have a material financial impact on the Company's Consolidated Financial Statements, see Note 16 to these Consolidated Financial Statements.

Recently Issued Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board (FASB) issued ASU No. 2024-03, Disaggregation of Income Statement Expenses (Topic 220-40). This standard requires business entities to disclose in a tabular format, on an annual and interim basis, purchases of inventory, employee compensation, depreciation, intangible asset amortization and depletion for each income statement line item that contains those expenses. The guidance is effective for fiscal years beginning after December 15, 2025, and interim periods within fiscal years beginning after December 15, 2027. Entities may apply the guidance prospectively or retrospectively. The Company is currently assessing the potential impact of this ASU.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes: Improvements to Income Tax Disclosures (Topic 740). This standard enhances disclosures related to income taxes, including the rate reconciliation and information on income taxes paid. This ASU became effective on January 1, 2025. The Company is currently assessing the impact of this ASU.

The Company does not expect adoption of any other recently issued accounting pronouncements to have a material impact on its financial statements.

NOTE 4: INVESTMENT IN EQUITY SECURITIES

The Company held an investment in Dynamic Cell Therapies, Inc. (DCT), a U.S. private company that was in the pre-clinical stage of developing novel Chimeric Antigen Receptor (CAR) T-cell therapies based on technology licensed from a leading U.S. cancer treatment and research institution. The Company determined that DCT was a VIE however, the Company did not consolidate DCT because it did not have the power to direct economically significant activities. The Company had no obligation to provide any future funding to DCT and its maximum exposure to loss was its investment value, which was recorded in the Consolidated Balance Sheets as an Investment in equity securities.

The Company considered qualitative and quantitative impairment factors in determining if there were indicators of impairment of this investment as of September 30, 2024. Specifically, the Company considered concerns about the investee's ability to continue as a going concern due to negative cash flows from operations and its inability to raise additional funding during the three and nine months ended September 30, 2024. Based on these impairment indicators, the Company performed a quantitative fair value measurement as of September 30, 2024. The impairment of the Company's Investment in equity securities required the estimation of fair value using unobservable inputs (a level 3 fair value measurement). The Company used the dynamic options approach, which required the assumptions regarding the expected average volatility of comparable companies, the expected term of the Company's investment, and an estimation of an appropriate risk-free interest rate over the term of the Company's investment. The expected stock price volatility assumption was based upon the average historic volatility of comparable public clinical stage immunotherapy or CAR-T companies. The expected term of the Company's investment was 3.0 years and the risk-free interest rate used was based upon prevailing short term interest rates over the expected term of the investment. The dynamic options approach was weighted at a 5% outcome probability. An adjusted book value approach was also considered and weighted at a 95% probability due to DCT's limited cash on hand, status of current fundraising efforts and the subsequent decision by DCT to lay off all employees and wind down operations. Based on the valuation, the Company concluded that the investment was impaired, and accordingly, an impairment charge of $1.7 million was recorded in the Consolidated Statements of Operations for the year ended December 31, 2024.

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

The following table summarizes the changes in the Company's fair value estimate of its Investment in equity securities (in thousands):

Balance as of January 1, 2023 of Investment in equity securities	$4,700
Impairment charge on Investment in equity securities	(2,990)
Balance as of December 31, 2023 Investment in equity securities	1,710
Impairment charge on Investment in equity securities	(1,710)
Balance as of December 31, 2024 Investment in equity securities	$-

NOTE 5: PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following (in thousands):

	As of December 31,	As of December 31,
	2024	2023
Prepaid pre-clinical and clinical trial deposits	$350	$805
Prepaid insurance	628	794
Prepaid professional services	68	501
Other	119	62
Total prepaid expenses and other current assets	$1,165	$2,162

NOTE 6: ACCRUED EXPENSES

Accrued expenses consisted of the following (in thousands):

	As of December 31,	As of December 31,
	2024	2023
Accrued pre-clinical and clinical trial costs	$700	$608
Accrued professional services and other	219	365
Total accrued expenses	$919	$973

NOTE 7: PAYROLL LIABILITIES

Payroll liabilities consisted of the following (in thousands):

	As of December 31,	As of December 31,
	2024	2023
Accrued bonuses	$1,305	$1,134
Accrued vacation	226	236
Accrued payroll and benefits	331	284
Total payroll liabilities	$1,862	$1,654

NOTE 8: RESEARCH AND DEVELOPMENT TAX REBATE LIABILITY

In 2017, the Company formed a wholly owned subsidiary in Australia called Atossa Genetics AUS Pty Ltd. The purpose of this subsidiary is to perform R&D activities, including some of the Company's clinical trials. Australia offers R&D cash rebates on qualified R&D activities incurred in the country. The Australian R&D tax incentive program is a self-assessment program, and as such, the Australian Taxation Office (ATO) has the right to review the Company’s program and related expenditures for a period of four years following the tax return filing date. If a review were to occur, a qualified program and related expenditures could be disqualified by the ATO with interest and penalties. Based on the Company's evaluation of the ATO's taxpayer alert in December 2023, the Company believes that it is not reasonably assured that the full tax position would be sustained under audit. Accordingly, as of December 31, 2024 and 2023, a liability of $1.5 million and $1.8 million, respectively, was included in Other current liabilities in the Consolidated Balance Sheets.

NOTE 9: FAIR VALUE OF FINANCIAL INSTRUMENTS

The following tables present the Company’s fair value hierarchy for all its financial assets and liabilities, by major security type, measured at fair value on a recurring basis (in thousands):

December 31, 2024	Estimated Fair Value	Level 1	Level 2	Level 3
Assets:
Money market fund	$68,543	$68,543	$—	$—

December 31, 2023	Estimated Fair Value	Level 1	Level 2	Level 3
Assets:
Money market fund	$88,029	$88,029	$—	$—

NOTE 10: STOCKHOLDERS’ EQUITY

Common Stock

On June 27, 2024, the Company's stockholders approved an amendment of the Company's Amended and Restated Certificate of Incorporation to increase the number of authorized shares of the Company's common stock, par value $0.18 per share, from 175,000,000 to 350,000,000. As of December 31, 2024, the Company was authorized to issue 350,000,000 shares of common stock, par value $0.18 per share.

Share Repurchases

On June 27, 2023, the Board of Directors (the Board) authorized a program to repurchase the Company's common stock, par value $0.18 per share, up to an aggregate market value of $10.0 million. During the year ended December 31, 2023, 1,320,046 shares were repurchased pursuant to the program for a total cost of $1.5 million. The share repurchase program was originally set to expire on December 31, 2023, however, on December 18, 2023 the Board authorized an extension through December 31, 2024. No shares were repurchased during the year ended December 31, 2024 and the program expired on December 31, 2024.

Preferred Stock

The Company is authorized to issue a total of 10,000,000 shares of preferred stock, par value $0.001 per share. The Company has designated 750,000 shares of Series A junior participating preferred stock, par value $0.001 per share, 4,000 shares of Series A convertible preferred stock, par value $0.001 per share, 25,000 shares of Series B convertible preferred stock, par value $0.001 per share, and 20,000 shares of Series C convertible preferred stock, par value $0.001 per share, through the filings of certificates of designation with the Delaware Secretary of State. No shares of Series A junior participating preferred stock, Series A convertible preferred stock, or Series C convertible preferred stock, were outstanding as of December 31, 2024 and 2023.

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

During the years ended December 31, 2024 and 2023, there were no conversions of Series B convertible preferred stock.

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

Warrants Outstanding

As of December 31, 2024, the following warrants to purchase shares of the Company's common stock were outstanding:

	Outstanding Warrants to Purchase Shares	Exercise Price Per Warrant	Expiration Date
December 2020 warrants	2,812,500	$1.00	June 21, 2025
January 2021 warrants	4,500,000	$1.055	July 8, 2025
March 2021 warrants	10,525,000	$2.88	September 22, 2025
	17,837,500

Warrant Activity

During the year ended December 31, 2024, the Company received $3.7 million from the exercises of warrants resulting in the issuance of 3,672,500 shares of common stock. There were no warrant exercises during the year ended December 31, 2023.

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

The following table sets forth the weighted average number of common shares excluded from the calculation of diluted net loss per share, because including them would be anti-dilutive:

	Year Ended December 31,
	2024	2023
Options to purchase common stock	18,787,743	17,547,573
Series B convertible preferred stock	165,338	165,338
Warrants to purchase common stock	21,081,655	21,514,500
	40,034,736	39,227,411

NOTE 12: INCOME TAXES

A reconciliation of the income tax benefit calculated at the federal statutory rate to total income tax provision is as follows (in thousands):

	Year Ended December 31,
	2024	2023
Expected federal income tax benefit at statutory rate	$(5,356)	$(6,320)
Disallowed R&D expenses	3	9
Non-taxable R&D rebate	—	(7)
Other permanent items	235	738
Return to provision	57	47
Stock-based compensation	246	682
Foreign rate differential	(76)	(453)
Other	21	(2)
Effect of change in valuation allowance	4,870	5,306
Income tax benefit	$—	$—

The following table summarizes the significant components of the Company's deferred tax assets and liabilities (in thousands):

	As of December 31,
	2024	2023
Deferred tax assets
Accrued bonus	$274	$238
Accrued vacation	47	50
Stock-based compensation	4,265	4,203
Capitalized R&D expenses	7,825	5,788
Rebate reserve	220	303
Intangible assets, net	181	248
Investment in equity securities	987	628
Net operating loss carryforwards	15,716	13,276
Other	48	6
Total gross deferred tax asset	29,563	24,740
Valuation allowance	(29,516)	(24,646)
Net deferred tax assets	47	94
Deferred tax liabilities
Section 481(a) adjustment - bonus compensation	(47)	(94)
Net deferred tax assets	$—	$—

As of December 31, 2024 and 2023, a valuation allowance was established against the Company's net deferred tax assets due to the uncertainty regarding the realization of such assets and evidenced by the cumulative losses from operations through December 31, 2024 and 2023. The total valuation allowance increased by $4.9 million for the year ended December 31, 2024 as a result of an increase in net operating loss carryforwards.

The Company has incurred net operating losses since inception. At December 31, 2024, the Company had domestic federal net operating loss carryforwards of $118.4 million and foreign net operating loss carryforwards of $1.6 million. Federal net operating loss carryforwards generated through December 31, 2017 expire at various dates beginning 2029 through 2038, while Federal net operating loss carryforwards generated during or after 2018 do not expire. Foreign net operating losses do not expire.

The future utilization of the Federal net operating loss carryforwards to offset future taxable income, may be subject to an annual limitation as a result of ownership changes that may have occurred previously or may occur in the future. The Tax Reform Act of 1986 (the Act) limits a Company's ability to utilize certain net operating loss carry forwards in the event of a cumulative change in ownership in excess of 50% (by value) defined in the act. The Company has not completed a study to assess whether an ownership change, as defined by the Act, had occurred from the Company's formation through December 31, 2024.

In previous years, the Company completed public offerings, which it believes triggered ownership changes under Section 382 of the Act. The Company believes that as of December 31, 2024, the gross net operating loss carryforward is limited to $72.5 million, which are available to reduce future taxable income.

The Company files income tax returns in the U.S. and Australia. The Company has not been audited for any open taxation years. The Company is subject to federal tax examinations for 2018 and beyond for the U.S. operations and 2020 and beyond for Australia operations.

The Company has no unrecognized tax positions as of December 31, 2024 or 2023 and does not believe there will be any material changes in its unrecognized tax positions over the next 12 months. The Company has not incurred any interest or penalties related to unrecognized tax positions for the years ended December 31, 2024 or 2023.

NOTE 13: COMMITMENTS AND CONTINGENCIES

Litigation and Contingencies

On August 18, 2023, Intas Pharmaceuticals LTD. filed a Petition for Post Grant Review (PGR) with the Patent Trial and Appeal Board (PTAB) of the U.S. Patent and Trademark Office, the (PGR Petition), seeking to invalidate all claims related to one of the Company's issued patents (U.S. Patent No. 11,572,334) titled "Methods for Making and Using Endoxifen", (the Patent), on the grounds of anticipation and obviousness. The matter is captioned Intas Pharmaceuticals Ltd. v. Atossa Therapeutics, Inc., PGR 2023-00043.

On January 29, 2025, the PTAB issued a Final Written Decision (the PTAB Decision) finding all challenged claims under the Patent unpatentable. While the Company disagrees with the decision and believes there are appealable issues, the Company will not be pursuing an appeal from the PTAB decision, given the cost and time involved. As of December 31, 2024, there was no material impact to the consolidated financial statements related to this decision.

The Company is subject to other legal proceedings and claims that arise in the ordinary course of its business. The Company believes that these matters do not have a material effect, individually or in the aggregate, on its financial position, results of operations or cash flows.

Contractual Obligations

Contractual obligations represent the Company's future cash commitments and liabilities under agreements with third party clinical trial service providers. Apart from contracts with one third-party clinical trial service provider, such agreements are cancellable upon written notice by the Company. The non-cancellable contracts expire upon completion of the clinical trial and release of the final report, or the contracts may be terminated by the clinical trial service provider, by the FDA or another governmental agency. As of December 31, 2024, the Company's estimated non-cancellable commitment was $10.2 million.

NOTE 14: STOCK BASED COMPENSATION

On May 15, 2020, the stockholders of the Company approved the 2020 Stock Incentive Plan (the 2020 Plan) to provide for the grants of equity-based awards to employees, officers, non-employee directors and other key persons providing services to the Company. An aggregate of 3,000,000 shares of common stock was initially reserved for issuance in connection with awards granted under the 2020 Plan. On May 14, 2021, the stockholders approved an additional 15,000,000 shares available for issuance under the 2020 Plan. On June 27, 2024, the stockholders of the Company approved an amendment and restatement of the 2020 Plan which increased the shares available for issuance by 12,000,000 shares, to a total of 30,000,000 shares available for grant. The 2020 Plan was also extended through June 27, 2034. As of December 31, 2024, 12,991,925 shares were available for future grants under the 2020 Plan.

The Company granted 4,701,334 and 6,828,600 options to purchase shares of common stock to employees and directors during the years ended December 31, 2024 and 2023, respectively. The weighted average grant date fair value of options granted during the years ended December 31, 2024 and 2023 was $0.88 and $0.69, respectively. There were 343,998 options exercised during the year ended December 31, 2024. No options were exercised during the year ended December 31, 2023.

The fair values of stock options granted were calculated using the Black-Scholes option-pricing model applying the following assumptions:

Year Ended December 31,
	2024	2023
Risk-free interest rate	4.01% - 4.24%	3.27% - 4.48%
Expected term (in years)	5.31 - 6.11	5.31 - 6.16
Dividend yield	—	—
Expected volatility	97% - 120%	103% - 129%

The Company recognized stock-based compensation expense in the Consolidated Statements of Operations as follows (in thousands):

	Year Ended December 31,
	2024	2023
General and administrative	$1,647	$3,038
Research and development	645	1,583
Total stock-based compensation expense	$2,292	$4,621

The following table shows a summary of all stock option activity for the year ended December 31, 2024:

	Number of Underlying Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Contractual Life Remaining in Years	Aggregate Intrinsic Value
Outstanding as of January 1, 2024	17,506,345	$1.79
Granted	4,701,334	1.11
Forfeited	(1,167,504)	1.60
Exercised	(343,998)	0.79
Expired	(4,606)	258.08
Outstanding as of December 31, 2024	20,691,571	$1.60	6.95	$657,814
Exercisable as of December 31, 2024	16,978,976	$1.71	6.42	$594,188
Vested and expected to vest	20,691,571	$1.60	6.95	$657,814

As of December 31, 2024, there were 3,712,595 unvested options outstanding, and the related unrecognized total compensation cost associated with these options was $3.0 million. This expense is expected to be recognized over a weighted-average period of 1.83 years.

NOTE 15: DEFINED CONTRIBUTION PLAN

The Company has a defined contribution plan to which employees of the Company may defer contributions for income tax purposes. Participants are eligible to receive employer matching contributions up to 6% of deferrals. Employees may also be eligible for a discretionary match over 6%. Defined contribution plan employer matching contributions for the years ended December 31, 2024 and 2023 were $0.3 million and $0.3 million, respectively.

NOTE 16: SEGMENTS

The Company operates as a single segment. Operating segments are identified as the components of an enterprise of which separate discrete financial information is available for evaluation by the Chief Operating Decision Maker (the CODM) in making decisions regarding resource allocation and in assessing performance. To date, the Company's CODM has made such decisions and assessed performance at the Company-level as a single segment using information at the consolidated financial statement level.

The CODM is Steven C. Quay, M.D., Ph D. Chairman, President and CEO. The CODM utilizes Net Loss from the Consolidated Statement of Operations for the measure of segment profit or loss.

EXHIBIT INDEX

Incorporated by Reference Herein or Filed or Furnished Herewith
Exhibit No.	Description	Form	Date

3.1	Amended and Restated Certificate of Incorporation	Amendment No. 3 to Registration Statement on Form S-1, as Exhibit 3.2	June 11, 2012

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation	Current Report on Form 8-K, as Exhibit 4.1	August 26, 2016

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation	Current Report on Form 8-K, as Exhibit 4.1	April 23, 2018

3.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation	Current Report on Form 8-K, as Exhibit 3.1	January 7, 2020
3.5	Certificate of Amendment to Amended and Restated Certificate of Incorporation	Current Report on Form 8-K, as Exhibit 3.1	July 2, 2024

3.6	Amended and Restated Bylaws	Current Report on Form 8-K, as Exhibit 3.2	April 26, 2023

3.7	Certificate of Designation Preferences, and Rights of Series A Junior Participating Preferred Stock	Current Report on Form 8-K, as Exhibit 3.1	May 22, 2014

3.8	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock	Quarterly Report on Form 10-Q, as Exhibit 3.1	May 11, 2017

3.9	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock	Current Report on Form 8-K, as Exhibit 3.1	May 31, 2018

3.10	Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock	Current Report on Form 8-K, as Exhibit 3.1	December 14, 2020

4.1	Specimen Common Stock Certificate	Amendment No. 2 to Registration Statement on Form S-1, as Exhibit 4.1	May 21, 2012

4.2	Form of Warrant	Current Report on Form 8-K, as Exhibit 4.1	January 8, 2021

4.3	Form of Warrant	Current Report on Form 8-K, as Exhibit 4.1	March 23, 2021

4.4	Form of Senior Indenture	Registration Statement on Form S-3, as Exhibit 4.1	September 2, 2020

4.5	Form of Senior Indenture	Registration Statement on Form S-3, as Exhibit 4.1	May 13, 2024

4.6	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.	Filed herewith

10.1#	Restated and Amended Employment Agreement with Steven Quay dated September 27, 2010	Registration Statement on Form S-1, as Exhibit 10.3	February 14, 2012

10.2#	Form of Indemnification Agreement	Annual Report on Form 10-K, as Exhibit 10.3	March 22, 2023

10.3#	2010 Stock Option and Incentive Plan, as Amended	Current Report on Form 8-K, as Exhibit 4.2	January 15, 2019

10.4#	Form of Non-Qualified Stock Option Agreement for Employees	Amendment No. 3 to Registration Statement on Form S-1, as Exhibit 10.8	June 11, 2012

10.5#	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors	Amendment No. 3 to Registration Statement on Form S-1, as Exhibit 10.9	June 11, 2012

10.6#	Form of Restricted Stock Award Agreement	Amendment No. 3 Registration Statement on Form S-1, as Exhibit 10.13	June 11, 2012

10.7#	Form of 2019 Option Award Agreement	Current Report on Form 8-K, as Exhibit 4.1	January 15, 2019

10.8#	2020 Stock Incentive Plan, as Amended	Current Report on Form 8-K, as Exhibit 10.1	July 2, 2024

10.9#	Form of ISO Option Award Agreement	Quarterly Report on Form 10-Q, as Exhibit 4.1	May 13, 2020

10.10#	Form of Option Award Agreement	Current Report on Form 8-K, as Exhibit 4.1	April 13, 2020

10.11#	Employment Agreement with Heather Rees Dated July 1, 2024	Quarterly Report on Form 10-Q, As Exhibit 10.2	August 12, 2024
10.12	Open Market Sale Agreement SM, dated November 19, 2024, by and between Atossa Therapeutics, Inc. and Jefferies LLC	Current Report on Form 8-K, as Exhibit	November 19, 2024

1.1

19.1	Insider Trading Policy	Filed herewith

21.1	List of Subsidiaries	Filed herewith

23.1	Consent of Ernst & Young, LLP	Filed herewith

24.1	Powers of Attorney (included in signature page of this Form 10-K)	Filed herewith

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith

32.1 (1)	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act	Furnished herewith

32.2 (1)	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act	Furnished herewith

97.1	Incentive Compensation Clawback Policy	Annual Report on Form 10-K as Exhibit 97.1	April 1, 2024

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document With Embedded Linkbase Documents

104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

# Indicates management contract or compensatory plan, contract or agreement.

(1) The certification that accompanies this Annual Report on Form 10-K is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, a corporation organized and existing under the laws of the State of Delaware, has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in the City of Seattle, State of Washington, on March 25, 2025.

Atossa Therapeutics, Inc.

By:	/s/ Steven C. Quay
Steven C. Quay, M.D., Ph.D.
Chairman, President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Steven C. Quay and Heather Rees, and each of them acting individually, as his or her true and lawful attorneys-in-fact and agents, each with full power of substitution, for him or her in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or his, her or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated.

Signature	Office(s)	Date

/s/ Steven C. Quay	Chairman, President and Chief Executive Officer	March 25, 2025
Steven C. Quay, M.D., Ph.D.	(Principal Executive Officer)

/s/ Heather Rees	Chief Financial Officer	March 25, 2025
Heather Rees	(Principal Financial and
Accounting Officer)

/s/ Richard I. Steinhart	Director	March 25, 2025
Richard I. Steinhart

/s/ Shu-Chih Chen	Director	March 25, 2025
Shu-Chih Chen, Ph.D.

/s/ Jonathan Finn	Director	March 25, 2025
Jonathan Finn

/s/ Stephen J. Galli	Director	March 25, 2025
Stephen J. Galli, M.D.

/s/ H. Lawrence Remmel	Director	March 25, 2025
H. Lawrence Remmel

/s/ Tessa Cigler	Director	March 25, 2025
Tessa Cigler, M.D., M.P.H.