Form 10-Q
period 2025-03-31
ATOSSA THERAPEUTICS, INC.
filed 2025-05-13
CIK 1488039

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from XXXXXXXX XX, XXXX to XXXXXXXX XX, XXXX

Commission File Number: 001-35610

ATOSSA THERAPEUTICS, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	26-4753208
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
10202 5th Avenue NE, Suite 200 Seattle, WA	98125
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (206) 588-0256

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.18 par value	ATOS	The Nasdaq Capital Market

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

As of May 1, 2025, the registrant had 129,170,004 shares of common stock, $0.18 par value per share, outstanding.

ATOSSA THERAPEUTICS, INC.
QUARTERLY REPORT

FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

ATOSSA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share and per share data)

(Unaudited)

	March 31, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$65,116	$71,084
Restricted cash	110	110
Prepaid materials	2,079	2,098
Prepaid expenses and other current assets	1,439	1,165
Total current assets	68,744	74,457
Other assets	2,003	1,987
Total assets	$70,747	$76,444

Liabilities and stockholders' equity
Current liabilities
Accounts payable	$1,165	$679
Accrued expenses	1,788	919
Payroll liabilities	942	1,862
Other current liabilities	1,530	1,507
Total current liabilities	5,425	4,967
Total liabilities	5,425	4,967

Commitments and contingencies (Note 12)	—	—

Stockholders' equity
Convertible preferred stock - $0.001 par value; 10,000,000 shares authorized; 582 shares issued and outstanding as of March 31, 2025 and December 31, 2024	—	—
Common stock - $0.18 par value; 350,000,000 shares authorized; 129,170,004 shares issued and outstanding as of March 31, 2025 and December 31, 2024	23,488	23,488
Additional paid-in capital	261,819	261,256
Treasury stock, at cost; 1,320,046 shares of common stock at March 31, 2025 and December 31, 2024	(1,475)	(1,475)
Accumulated deficit	(218,510)	(211,792)
Total stockholders' equity	65,322	71,477
Total liabilities and stockholders' equity	$70,747	$76,444

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ATOSSA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except share and per share data)

(Unaudited)

	For the Three Months Ended March 31,
	2025	2024
Operating expenses
Research and development	$4,157	$3,748
General and administrative	3,257	3,232
Total operating expenses	7,414	6,980
Operating loss	(7,414)	(6,980)
Interest income	720	1,138
Other expense, net	(24)	(36)
Loss before income taxes	(6,718)	(5,878)
Income tax benefit	—	—
Net loss	$(6,718)	$(5,878)
Net loss per share of common stock - basic and diluted	$(0.05)	$(0.05)
Weighted average shares outstanding used to compute net loss per share - basic and diluted	129,170,004	125,319,778

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ATOSSA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(amounts in thousands, except share data)

(Unaudited)

	Convertible Preferred Stock		Common Stock			Treasury Stock
					Additional			Total
	Shares	Amount	Shares	Amount	Paid-in Capital	Amount	Accumulated Deficit	Stockholders' Equity
Balance at December 31, 2023	582	$—	125,304,064	$22,792	$255,987	$(1,475)	$(186,288)	$91,016
Issuance of common stock upon warrant exercise	—	—	203,750	37	167	—	—	204
Stock-based compensation	—	—	—	—	417	—	—	417
Net loss	—	—	—	—	—	—	(5,878)	(5,878)
Balance at March 31, 2024	582	$—	125,507,814	$22,829	$256,571	$(1,475)	$(192,166)	$85,759

	Convertible Preferred Stock		Common Stock			Treasury Stock
					Additional			Total
	Shares	Amount	Shares	Amount	Paid-in Capital	Amount	Accumulated Deficit	Stockholders' Equity
Balance at December 31, 2024	582	$—	129,170,004	$23,488	$261,256	$(1,475)	$(211,792)	$71,477
Stock-based compensation	—	—	—	—	563	—	—	563
Net loss	—	—	—	—	—	—	(6,718)	(6,718)
Balance at March 31, 2025	582	$—	129,170,004	$23,488	$261,819	$(1,475)	$(218,510)	$65,322

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ATOSSA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,718)	$(5,878)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation	563	417
Loss on disposal of assets	—	2
Depreciation	4	5
Changes in operating assets and liabilities:
Prepaid materials	19	115
Prepaid expenses and other current assets	(274)	549
Other assets	(11)	—
Accounts payable	486	424
Accrued expenses	869	640
Payroll liabilities	(920)	(995)
Other current liabilities	23	23
Net cash used in operating activities	(5,959)	(4,698)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(9)	(6)
Net cash used in investing activities	(9)	(6)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of warrants	—	204
Net cash provided by financing activities	—	204

NET DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(5,968)	(4,500)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING BALANCE	71,194	88,570
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, ENDING BALANCE	$65,226	$84,070

RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents	$65,116	$83,960
Restricted cash	110	110
Total cash, cash equivalents and restricted cash	$65,226	$84,070

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

NOTE 2: LIQUIDITY AND CAPITAL RESOURCES

The Company has incurred net losses and negative operating cash flows since inception. For the three months ended March 31, 2025, the Company recorded a net loss of $6.7 million and used $6.0 million of cash in operating activities. As of March 31, 2025, the Company had $65.1 million in cash and cash equivalents and working capital of $63.3 million. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs, and it believes it will need to continue to raise substantial additional capital to accomplish its business plan over the next several years. Management believes its currently available cash and cash equivalents will be sufficient to finance the Company’s operations for at least one year from the date these Condensed Consolidated Financial Statements are issued. The Company plans to continue to fund its losses from operations and capital funding needs through a combination of public or private equity offerings, debt financings or other sources, including potential corporate collaborations, licenses and other similar arrangements. There can be no assurance as to the availability or terms upon which such financing and capital might be available in the future. If the Company is unable to secure additional funding, it may be forced to curtail or suspend its business plans.

NOTE 3: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by GAAP for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K of the Company for the year ended December 31, 2024. The year-end Condensed Consolidated Balance Sheet presented in this report was derived from audited consolidated financial statements but does not include all annual disclosures required by GAAP.

In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included and have been prepared on the same basis as the annual consolidated financial statements. Operating results for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Significant estimates and assumptions reflected in these financial statements include stock-based compensation expense and prepaid or accrued clinical trial balances at the end of any reporting period. Actual results could differ materially from the Company’s estimates.

Cash and Cash Equivalents

Cash and cash equivalents include unrestricted cash and all highly liquid instruments with original maturities of three months or less at the date of purchase. Cash equivalents consist primarily of amounts invested in money market accounts.

Restricted Cash

The Company’s restricted cash balance as of March 31, 2025 and December 31, 2024 consisted entirely of cash pledged as security for the Company’s issued commercial credit cards.

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

Clinical Trial and Preclinical Study Accruals

The Company makes estimates of its accrued expenses for clinical trial and preclinical study activities as of each balance sheet date in its financial statements based on the facts and circumstances known to the Company at that time. These accruals are based upon estimates of costs incurred and fees that may be associated with services provided by clinical trial investigational sites and Contract Research Organizations (CROs), and for other clinical trial-related activities. Payments under certain contracts with such parties depend on factors such as successful enrollment of patients, site initiation and progression through the various stages of the Company's clinical trials. In accruing for these services, the Company estimates the time period over which services will be performed and the level of effort to be expended in each period. If possible, the Company obtains information regarding unbilled services directly from these service providers. However, the Company may be required to estimate these services based on other information available to it. If the Company underestimates or overestimates the activities or fees associated with a study or service at a given point in time, adjustments to research and development expenses may be necessary in future periods. Historically, the Company’s estimated accrued liabilities have approximated actual expense incurred. Subsequent changes in estimates may result in a material change in the Company's accruals.

Prepaid Materials

The Company capitalizes its purchase of certain raw materials, active pharmaceutical ingredients and related supplies for use in the manufacturing of drug products for use in its preclinical and clinical development programs, as it has determined that these materials have alternative future use. The Company can use these raw materials and related supplies in multiple clinical drug products, and they therefore they have future use independent of the development status of any particular drug program until they are utilized in the manufacturing process. The Company expenses the cost of materials when used. The Company periodically reviews these capitalized materials for continued alternative future use and writes down the assets to their net realizable value in the period in which an impairment is identified. Prepaid materials not expected to be used within 12 months of the balance sheet date are presented in Other assets on the Condensed Consolidated Balance Sheets.

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

The carrying amounts reflected in the accompanying Condensed Consolidated Balance Sheets for cash and cash equivalents, restricted cash, and accounts payable approximate their fair values due to their short-term nature. Refer to Note 8 of these Condensed Consolidated Financial Statements.

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

The fair value of each stock option grant is estimated using the Black-Scholes option-pricing model, which requires assumptions regarding the expected volatility of the price of the Company’s common stock, the expected life of the options, an expectation regarding future dividends on the Company’s common stock, and a risk-free interest rate. The Company’s expected common stock price volatility assumption is based upon the historical volatility of its stock price. The Company has elected the simplified method for the expected life assumption for stock option grants, which averages the contractual term of the options of 10 years with the vesting term, typically one to four years, as the Company does not have sufficient option exercise experience. The dividend yield assumption of zero is based upon the fact that the Company has never paid cash dividends and presently has no intention of paying cash dividends in the future. The risk-free interest rate assumption is based upon prevailing short-term interest rates over the expected life of the options as of the grant date.

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

Recently Issued Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board (the FASB) issued Accounting Standards Update (ASU) No. 2024-03, Disaggregation of Income Statement Expenses (Topic 220-40). This standard requires business entities to disclose in a tabular format, on an annual and interim basis, purchases of inventory, employee compensation, depreciation, intangible asset amortization and depletion for each income statement line item that contains those expenses. The guidance is effective for public business entities in annual reporting periods beginning after December 15, 2026, and in interim periods within annual reporting periods beginning after December 15, 2027. Entities may apply the guidance prospectively or retrospectively. The Company is currently assessing the potential impact of this ASU.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes: Improvements to Income Tax Disclosures (Topic 740). This standard enhances disclosures related to income taxes, including the rate reconciliation and information on income taxes paid. This ASU is effective for annual periods beginning after December 15, 2024. The Company is currently assessing the potential impact of this ASU.

The Company does not expect the adoption of any other recently issued accounting pronouncements to have a material impact on its financial statements.

NOTE 4: PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following (in thousands):

	As of March 31,	As of December 31,
	2025	2024
Prepaid pre-clinical and clinical trial deposits	$285	$350
Prepaid insurance	461	628
Prepaid professional services	425	68
Other	268	119
Total prepaid expenses and other current assets	$1,439	$1,165

NOTE 5: ACCRUED EXPENSES

Accrued expenses consisted of the following (in thousands):

	As of March 31,	As of December 31,
	2025	2024
Accrued pre-clinical and clinical trial costs	$1,109	$700
Accrued professional services and other	679	219
Total accrued expenses	$1,788	$919

NOTE 6: PAYROLL LIABILITIES

Payroll liabilities consisted of the following (in thousands):

	As of March 31,	As of December 31,
	2025	2024
Accrued bonuses	$320	$1,305
Accrued vacation	261	226
Accrued payroll and benefits	361	331
Total payroll liabilities	$942	$1,862

NOTE 7: OTHER CURRENT LIABILITIES

In 2017, the Company formed a wholly owned subsidiary in Australia called Atossa Genetics AUS Pty Ltd. The purpose of this subsidiary is to perform R&D activities, including some of the Company’s clinical trials. Australia offers R&D cash rebates on qualified R&D activities incurred in the country. The Australian R&D tax incentive program is a self-assessment program, and as such, the Australian Taxation Office (ATO) has the right to review the Company’s program and related expenditures for a period of four years following the tax return filing date. If a review were to occur, a qualified program and related expenditures could be disqualified by the ATO with interest and penalties. Based on the Company’s evaluation of the ATO's taxpayer alert in December 2023, the Company believes that it is no longer reasonably assured that the full tax position would be sustained under audit. Accordingly, as of March 31, 2025 and December 31, 2024, a liability of $1.5 million was included in Other current liabilities in the Condensed Consolidated Balance Sheets.

NOTE 8: FAIR VALUE OF FINANCIAL INSTRUMENTS

The following tables present the Company’s fair value hierarchy for all its financial assets and liabilities, by major security type, that are measured at fair value on a recurring basis (in thousands):

March 31, 2025	Estimated Fair Value	Level 1	Level 2	Level 3
Assets:
Money market fund	$62,756	$62,756	$—	$—

December 31, 2024	Estimated Fair Value	Level 1	Level 2	Level 3
Assets:
Money market fund	$68,543	$68,543	$—	$—

NOTE 9: STOCKHOLDERS’ EQUITY

Common Stock

The Company is authorized to issue 350,000,000 shares of common stock, par value $0.18 per share. The Company may offer, from time to time, to sell, in an "at the market offering", shares of our common stock up to an aggregate offering price of up to $100.0 million. We did not make any sales under the at the market offering facility during the year ended December 31, 2024 or during the quarter ended March 31, 2025.

Preferred Stock

The Company is authorized to issue a total of 10,000,000 shares of preferred stock, par value $0.001 per share. The Company has designated 750,000 shares of Series A junior participating preferred stock, par value $0.001 per share, 4,000 shares of Series A convertible preferred stock, par value $0.001 per share, 25,000 shares of Series B convertible preferred stock, par value $0.001 per share, and 20,000 shares of Series C convertible preferred stock, par value $0.001 per share, through the filings of certificates of designation with the Delaware Secretary of State. No shares of Series A junior participating preferred stock, Series A convertible preferred stock, or Series C convertible preferred stock, were outstanding as of March 31, 2025 and December 31, 2024.

Series B Convertible Preferred Stock

Conversion. Each share of Series B convertible preferred stock is convertible at the Company’s option at any time, or at the option of the holder at any time, into the number of shares of the Company’s common stock determined by dividing the $1,000 stated value per share of the Series B convertible preferred stock by a conversion price of $3.52 per share. In addition, the conversion price per share is subject to adjustment for stock dividends, distributions, subdivisions, combinations, or reclassifications. Subject to limited exceptions, a holder of the Series B convertible preferred stock will not have the right to convert any portion of the Series B convertible preferred stock to the extent that, after giving effect to the conversion, the holder, together with its affiliates, would beneficially own in excess of 9.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to its conversion.

During the quarters ended March 31, 2025 and 2024 there were no conversions of Series B convertible preferred stock.

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

2021 and 2020 Warrants

The warrants were issued to institutional and accredited investors as a part of certain financing transactions, which closed on December 21, 2020, January 8, 2021, and March 23, 2021. The terms and conditions of the warrants are as follows:

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

Warrants Outstanding

As of March 31, 2025, the following warrants to purchase shares of the Company’s common stock were outstanding:

	Outstanding Warrants to Purchase Shares	Exercise Price Per Warrant	Expiration Date
December 2020 warrants	2,812,500	$1.00	June 21, 2025
January 2021 warrants	4,500,000	$1.055	July 8, 2025
March 2021 warrants	10,525,000	$2.88	September 22, 2025
	17,837,500

Warrant Activity

There were no warrant exercises during the three months ended March 31, 2025. During the three months ended March 31, 2024, the Company received approximately $0.2 million from the exercises of warrants, resulting in the issuance of 203,750 shares of common stock.

NOTE 10: NET LOSS PER SHARE

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

The following table sets forth the weighted average number of shares of common stock excluded from the calculation of diluted net loss per share, because including them would be anti-dilutive:

	Three Months Ended March 31,
	2025	2024
Options to purchase common stock	20,631,717	17,310,990
Series B convertible preferred stock	165,338	165,338
Warrants to purchase common stock	17,837,500	21,498,786
	38,634,555	38,975,114

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

As a result of the Company’s cumulative losses, management has concluded that a full valuation allowance against the Company’s net deferred tax assets is appropriate. Therefore, no income tax provision was recorded for the three months ended March 31, 2025 and 2024.

NOTE 12: COMMITMENTS AND CONTINGENCIES

Litigation and Contingencies

On April 3, 2025, Intas Pharmaceuticals Ltd. (Intas) filed a Petition for Post Grant Review (PGR) with the U.S. Patent and Trademark Office’s (USPTO) Patent Trial and Appeal Board (PTAB) (the 391 PGR Petition) seeking to invalidate one of the Company’s issued patents (U.S. Patent No. 12,071,391) titled “Methods for Making and Using Endoxifen,” on the alleged grounds of anticipation, obviousness, lack of written description, and lack of enablement.

On April 3, 2025, Intas also filed a Petition for Inter Partes Review (IPR) with the USPTO’s PTAB (the 151 IPR Petition) seeking to invalidate one of the Company’s issued patents (U.S. Patent No. 11,261,151) titled “Methods for Making and Using Endoxifen” (together with U.S. Patent No. 12,071,391, the Patents) on the alleged grounds of anticipation and obviousness.

The Company intends to vigorously contest the 391 PGR Petition and the 151 IPR Petition and believes that the Patents were properly granted and include valid and enforceable claims. However, there can be no assurance that the Company will prevail in contesting either the 391 PGR Petition or the 151 IPR Petition.

From time to time, the Company is subject to other legal proceedings and claims that arise in the ordinary course of its business. The Company believes that these matters do not have a material effect, individually or in the aggregate, on its financial position, results of operations or cash flows.

Contractual Obligations

Contractual obligations represent the Company’s future cash commitments and liabilities under agreements with third party clinical trial service providers. Apart from contracts with one third-party clinical trial service provider, such agreements are cancellable upon written notice by the Company. The non-cancellable contracts expire upon completion of the clinical trial and release of the final report, or the contracts may be terminated by the clinical trial service provider, by the FDA or another governmental agency. As of March 31, 2025, the Company's estimated non-cancellable commitment was $9.4 million.

NOTE 13: STOCK BASED COMPENSATION

On May 15, 2020, the stockholders of the Company approved the 2020 Stock Incentive Plan (the 2020 Plan) to provide for the grants of equity-based awards to employees, officers, non-employee directors and other key persons providing services to the Company. No awards may be granted under the 2020 Plan after June 27, 2034. An aggregate of 30,000,000 shares of common stock is reserved for issuance in connection with awards granted under the 2020 Plan. As of March 31, 2025, 12,973,325 shares were available for future grants under the 2020 Plan.

The Company granted 134,600 and 145,834 options to purchase shares of common stock to employees and directors during the three months ended March 31, 2025 and 2024, respectively. The weighted average grant date fair value of options granted during the three months ended March 31, 2025 and 2024 was $0.58 and $1.13, respectively. No stock options were exercised during the three months ended March 31, 2025 and 2024.

The Company recognized stock-based compensation expense in the Condensed Consolidated Statements of Operations as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Research and development	$131	$116
General and administrative	432	301
Total stock-based compensation expense	$563	$417

The following table shows a summary of all stock option activity for the three months ended March 31, 2025:

	Number of Underlying Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Contractual Life Remaining in Years	Aggregate Intrinsic Value
Outstanding as of January 1, 2025	20,691,571	$1.60
Granted	134,600	0.72
Forfeited	(116,000)	1.02
Expired	(2,627)	338.40
Outstanding as of March 31, 2025	20,707,544	$1.56	6.61	$9,482
Exercisable as of March 31, 2025	17,848,421	$1.63	6.18	$8,182
Vested and expected to vest	20,707,544	$1.56	6.61	$9,482

As of March 31, 2025, there were 2,859,123 unvested options outstanding, and the related unrecognized total compensation cost associated with these options was $2.4 million. This expense is expected to be recognized over a weighted-average period of 1.82 years.

NOTE 14: DEFINED CONTRIBUTION PLAN

The Company has a defined contribution plan to which employees of the Company may defer contributions for income tax purposes. Participants are eligible to receive employer matching contributions up to 6% of deferrals. Employees may also be eligible for a discretionary match over 6%. Defined contribution plan employer matching contributions for the three months ended March 31, 2025 and 2024 were $75 thousand and $77 thousand, respectively.

NOTE 15: SEGMENTS

The Company operates as a single segment. Operating segments are identified as the components of an enterprise of which separate discrete financial information is available for evaluation by the Chief Operating Decision Maker (the CODM) in making decisions regarding resource allocation and in assessing performance. The measure of segment assets is reported on the balance sheets as total assets. To date, the Company's CODM has made such decisions and assessed performance at the Company-level as a single segment using information at the condensed consolidated financial statement level.

The CODM is Steven C. Quay, M.D., Ph D. Chairman, President and CEO. The CODM utilizes Net Loss from the Condensed Consolidated Statement of Operations for the measure of segment loss.

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

Forward-Looking Statements

All statements made in this Quarterly Report on Form 10-Q (this report) that are not statements of historical fact, including statements regarding guidance, industry prospects or future results of operations or financial position, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act) and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). We have made these statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are subject to certain risks and uncertainties, which could cause actual results, outcomes and the timing of results or outcomes to differ materially from those projected or anticipated. Although we believe that our assumptions underlying our forward-looking statements are reasonable as of the date of this Quarterly Report, we cannot assure you that the forward-looking statements set out in this Quarterly Report will prove to be accurate. We may identify these forward-looking statements by the use of forward-looking words, including, but not limited to, “expect,” “potential,” “continue,” “may,” “will,” “should,” “could,” “would,” “seek,” “intend,” “plan,” “estimate,” “anticipate,” “future,” “believe,” “design,” “predict,” or the negative versions of these words or other similar expressions. Forward-looking statements contained in this Quarterly Report include, but are not limited to, statements about: :

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
•
our ability to successfully deploy artificial intelligence “AI” in our or our collaborators’ product candidates;
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
•
our ability to raise capital.

This Quarterly Report also contains estimates and other statistical data provided by third parties and by us relating to market size and growth, and other industry data. These and other forward-looking statements made in this Quarterly Report, unless otherwise indicated, are presented as of the date of the filing of this Quarterly Report. We have discussed certain important factors, risks and uncertainties in the cautionary statements included in this Quarterly Report, particularly in the sections titled “ITEM 1A. RISK FACTORS,” “ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS,” and elsewhere in this Quarterly Report that we believe could cause our actual results, events or outcomes, or the timing of these results or outcomes, to differ materially from our anticipated results, events or outcomes, or the anticipated timing of these results or outcomes, including any variation between interim or preliminary and final clinical results or analysis. Our forward-looking statements do not reflect the potential impact of any new information, future events or circumstances that may affect our business after the date of this Quarterly Report. Except as required by law, we expressly disclaim any intent to update any forward-looking statements after the date on which the statement is made, whether as a result of new information, future events, future circumstances or otherwise.

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

As of May 1, 2025, we have been granted six U.S. and ten international patents covering our proprietary (Z)-endoxifen, and we have numerous applications pending in the U.S. and in other major countries. We have patent protection covering our proprietary (Z)-endoxifen through at least November 17, 2038.

Our business strategy is to advance our programs through clinical studies, including potentially with partners, and opportunistically add programs in areas of high unmet medical need through acquisition, minority investment, collaboration or internal development.

In early 2025, we made a strategic decision to pursue a metastatic breast cancer indication for our lead program, (Z)-endoxifen. We believe that this approach may offer a more streamlined regulatory pathway to deliver (Z)-endoxifen to patients with urgent unmet medical needs as the current treatment options for metastatic breast cancer often provides limited durability of response and substantial side effects. (Z)-endoxifen, a potent and well-tolerated selective estrogen receptor modulator (SERM), has shown encouraging signs in previous clinical trials, which we believe supports its potential to fill this critical gap in treatment. The Company has initiated engagement with the U.S. Food and Drug Administration (FDA) to advance the metastatic indication and other indications, such as breast cancer prevention and neoadjuvant therapy, which typically require larger and longer clinical trials.

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
• Phase 2: (Z)-endoxifen + abemaciclib (CDK 4/6)
• ER+ / HER2- invasive breast cancer
• Initiated 4/24, initial readout expected 2026

(Z) endoxifen. (Z)-endoxifen is an active metabolite of tamoxifen, which is an FDA-approved drug to treat and prevent breast cancer in high-risk women. It is also referred to as a SERM. We are developing a proprietary form of (Z)-endoxifen which is administered orally for the potential treatment of breast cancer and the reduction of breast density. We have completed four Phase 1 clinical studies, including a study in men, and two Phase 2 clinical studies with our proprietary (Z)-endoxifen, including oral and topical formulations. We have also completed significant pre-clinical development and have developed clinical manufacturing capabilities through qualified third parties.

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

In December 2021, we commenced a Phase 2 study of our proprietary oral (Z)-endoxifen. The study, known as the Karisma-(Z)-endoxifen study, was a Phase 2, randomized, double-blind, placebo-controlled, dose-response study of our proprietary oral (Z)-endoxifen in healthy premenopausal women with measurable mammographic breast density. The primary objective of the study was to determine the dose-response relationship of daily (Z)-endoxifen on breast density reduction. Secondary endpoints assessed safety and tolerability. The study was conducted in Stockholm, Sweden and included approximately 240 participants who received daily doses of oral (Z)-endoxifen or placebo for six months after enrollment, randomized to one of three arms: placebo, 1 mg of (Z)-endoxifen, or 2 mgs of (Z)-endoxifen. The study also included an exploratory endpoint to assess durability of the breast density changes.

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

(Z)-endoxifen for Ductal Carcinoma In Situ. Ductal carcinoma in situ (DCIS) is the presence of abnormal cells inside a milk duct in the breast. It rarely produces symptoms, or a breast lump one can feel, typically being detected through screening mammography. In some cases, DCIS may become invasive and spread to other tissues, but there is no way of determining which lesions will remain stable without treatment and which will go on to become invasive. This uncertainty can result in aggressive and unnecessary treatment approaches that can have harmful side effects without significant benefit.

In October 2023, the Quantum Leap Healthcare Collaborative (the QLHC) announced the initiation of the Phase 2 DCIS: Re-Evaluating Conditions for Active Surveillance Suitability as Treatment (the RECAST) study. (Z)-endoxifen is being investigated as part of this platform trial, which offers women with DCIS six months of neoadjuvant treatment with the intent of determining their suitability for long-term active surveillance without surgery. Approximately 100 patients are expected to be treated with (Z)-endoxifen. The study incorporates both a neoadjuvant therapy phase, with patients at high risk for progression to invasive disease proceeding to surgery, followed by an extended surveillance phase for low-risk patients. Enrollment in this study is ongoing.

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

In Part 1, a Pharmacokinetic (PK) Run-In Cohort evaluated two dosage levels. A 40 mg per day cohort was initiated in February 2023 to assess if a plasma steady state concentration (Css) of 500 to 1000 ng/mL, which is required for optimal PKC-β inhibition, to be achieved. However, data showed that none of the patients in the 40 mg cohort reached the target Css. Subsequently, an 80 mg per day cohort was initiated and fully enrolled in July 2024. In this higher dose group, about 50% of patients receiving (Z)-endoxifen with goserelin and 38% of patients receiving (Z)-endoxifen alone attained the target plasma Css, with an average of 484 ng/mL. Importantly, tumor Css levels were found to be more than double the plasma levels, exceeding 500 ng/g in 90% of patients, and 85% of patients exhibited a 4-week Ki-67 response (≤10%), indicating substantial tumor suppression. (Z)-endoxifen was generally well tolerated, with no significant Grade 3 or 4 toxicities, though four gynecologic events (including one Grade 3 hemorrhagic ovarian cyst) were noted in the 80 mg group.

In January 2025, based on adverse events reported in 80 mg/day groups, as well as the findings reported on (Z)-endoxifen tissue and plasma Css, overall tolerability, and antitumor activity, the trial will proceed based on an amended protocol as a randomized trial that compares (Z)-endoxifen 40 mg/day plus OFS to exemestane plus OFS, using the 4-week Ki-67 reduction as the primary endpoint. Part 2 is expected to compare the two treatment arms based on baseline Ki-67 levels, and the aim is to evaluate the endocrine sensitive disease rate, pathologic complete response, and other key endpoints. The Treatment Cohort was initiated in April 2025.

In March 2023, a second Phase 2 trial investigating oral (Z)-endoxifen as a neoadjuvant treatment for women diagnosed with locally advanced ER+ breast cancer was initiated. This trial is a study arm in the ongoing I‑SPY 2 Endocrine Optimization Pilot (I-SPY 2 EOP). The I-SPY 2 EOP is a collaborative effort among academic investigators from major cancer research centers across the U.S., QLHC, the FDA, and the Foundation for the National Institutes of Health (FNIH) Cancer Biomarkers Consortium. Twenty patients were treated with (Z)-endoxifen for up to 24 weeks prior to surgery. Enrollment was completed in January 2024.

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

In April 2024, we announced our participation in a new study arm of the I-SPY 2 EOP which was initiated to evaluate our proprietary (Z)-endoxifen in combination with abemaciclib (VERZENIO®), a cyclin-dependent kinase (CDK) 4/6 inhibitor marketed by Eli Lilly and Company, in women with ER+/HER2- breast cancer. In Iune 2024, we announced that the study had been expanded to include 80 women with newly diagnosed ER+ / HER2- invasive breast cancer. Currently enrolled and newly enrolled participants are expected to transition to or be initiated on 40 mg of (Z)-endoxifen (from 80 mg) once daily in combination with 150 mg of abemaciclib twice daily for a total of 24 weeks prior to surgery. The transition to the 40 mg dose from an 80 mg dose is the result of a protocol amendment approved in January 2025. Enrollment in this study is ongoing.

Research and Development Phase

We are in the research and development phase and are not currently marketing any products. We do not anticipate generating revenue unless and until we develop and launch our pharmaceutical programs.

Commercial Lease Agreement

We have an operating lease for office space in Seattle, Washington with Regus International Workplace Group. The lease commencement date was June 1, 2024, and we agreed to pay monthly rent of $1 thousand per month for 12 months. On March 3, 2025 we entered into a new operating lease with a commencement date of June 1, 2025, and we agreed to pay $2 thousand per month for 12 months.

On December 20, 2024, we entered into an additional operating lease with Regus International Workplace Group for additional office space in Seattle, Washington for 12 months for additional monthly rent of $1 thousand per month.

Critical Accounting Estimates

Our management's discussion and analysis of our financial condition and results of operations is based on our Condensed Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States (GAAP). The preparation of these Condensed Consolidated Financial Statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses. We base our estimates on our historical experience, known trends and events, and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making our judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates under different assumptions or conditions.

There have been no material changes to our critical accounting estimates during the three months ended March 31, 2025 from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on March 25, 2025.

Results of Operations

Comparison of Three Months Ended March 31, 2025 and 2024

Revenue and Cost of Revenue. For the three months ended March 31, 2025 and 2024, we had no source of revenue and no associated cost of revenue.

Operating Expenses. Total operating expenses were $7.4 million for the three months ended March 31, 2025, which was an increase of $0.4 million, from the three months ended March 31, 2024 of $7.0 million. Factors contributing to the increased operating expenses in the three months ended March 31, 2025 are explained below.

Research & Development (R&D) Expenses. The following table provides a breakdown of major categories within R&D expenses for the three months ended March 31, 2025 and 2024, together with the dollar change and percentage change in those categories (dollars in thousands):

		For the Three Months Ended March 31,
		2025	2024	Increase (Decrease)	% Increase (Decrease)
Research and Development Expenses
	Clinical and pre-clinical trials	$2,747	$2,884	$(137)	(5)%
	Compensation	880	626	254	41%
	Professional fees and other	530	238	292	123%
	Research and Development Expenses Total	$4,157	$3,748	$409	11%

As (Z)-endoxifen is our only product candidate for which we currently incur R&D expenses, we have not further disaggregated R&D expenses by product candidate:

•

Clinical and pre-clinical trial expenses decreased $0.1 million for the three months ended March 31, 2025, compared to the three months ended March 31, 2024, due to a slight decrease in spend related to our (Z)-endoxifen trials, including drug development costs.

•	The increase in R&D compensation expenses of $0.3 million for the three months ended March 31, 2025, compared to the three months ended March 31, 2024 was due to an increase in headcount.

•	The increase in R&D professional fees and other of $0.3 million was due to an increase in spending on regulatory consulting services.

General and Administrative (G&A) Expenses. The following table provides a breakdown of major categories within G&A expenses for the three months ended March 31, 2025 and 2024, together with the dollar change and percentage change in those categories (dollars in thousands):

		For the Three Months Ended March 31,
		2025	2024	Increase (Decrease)	% Increase (Decrease)
General and Administrative Expenses
	Compensation	$1,462	$1,325	$137	10%
	Professional fees and other	1,614	1,680	(66)	(4)%
	Insurance	181	227	(46)	(20)%
	General and Administrative Expenses Total	$3,257	$3,232	$25	1%

•

The increase in G&A compensation expenses of $0.1 million for the three months ended March 31, 2025, compared to the three months ended March 31, 2024 was due to an increase in headcount quarter over quarter.

Interest Income. Interest income was $0.7 million for the three months ended March 31, 2025, a decrease of $0.4 million from interest income of $1.1 million for the three months ended March 31, 2024. The decrease was due to a decrease in the balance in our money market account.

Income Taxes. We did not record an income tax expense or benefit for the three months ended March 31, 2025 and 2024 due to uncertainty regarding utilization of our net operating loss carryforwards and our history of losses.

Liquidity and Capital Resources

We are authorized to issue up to 350,000,000 shares of common stock, par value $0.18 per share. On November 19, 2024, we entered into an Open Market Sale AgreementSM with Jefferies LLC. We may offer, from time to time, to sell, in an "at the market offering," shares of our common stock up to an aggregate offering price of up to $100.0 million. We have not made any sales under the at the market offering facility during the three months ended March 31, 2025.

Cash Flows

The following table shows a summary of our cash flows for the periods indicated (in thousands):

	For the Three Months Ended March 31,
	2025	2024
	(unaudited)
Net cash used in operating activities	$(5,959)	$(4,698)
Net cash used in investing activities	(9)	(6)
Net cash provided by financing activities	—	204
Net decrease in cash, cash equivalents and restricted cash	$(5,968)	$(4,500)

We have incurred net losses and negative operating cash flows since inception. For the three months ended March 31, 2025, we recorded a net loss of $6.7 million and used $6.0 million of cash and cash equivalents. As of March 31, 2025, we had $65.1 million in cash and cash equivalents and working capital of $63.3 million. We believe we have sufficient cash on hand to fund our projected operating requirements for at least the next 12 months.

Net Cash Flows from Operating Activities. During the three months ended March 31, 2025 and 2024, net cash used in operating activities increased $1.3 million, primarily reflecting:

•
a $0.8 million increase in cash used for professional fees, for prepaid investor relations as well as legal fees due to patent protection;
•
an increase of $0.2 million in cash used for compensation due to an increase in full time employees;

•
a decrease of $0.1 million in cash used for clinical and preclinical trials due to timing of the Evangeline trial, for which we expect to ramp up spend later in 2025; and
•
a $0.4 million decrease in cash provided by interest income due to lower amounts invested our money market account.

Net Cash Flows from Investing Activities. Net cash used in investing activities was $9 thousand for the three months ended March 31, 2025, compared to net cash used in investing activities of $6 thousand for the three months ended March 31, 2024. Current and prior period cash used in investing activities was primarily related to purchases of new computers.

Net Cash Flows from Financing Activities. No cash was provided by or used in financing activities for the three months ended March 31, 2025. Net cash provided by financing activities was $0.2 million for the three months ended March 31, 2024 and consisted of the receipt of proceeds from the exercise of warrants.

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

Additional funding may not be available to us on acceptable terms or at all. Continued uncertain market and macroeconomic conditions, including the impact of inflation, tariffs, high interest rates, general economic slowdown or a recession, foreign exchange rate volatility, financial institution instability, changes in monetary policy, changes in trade policies and other trade restrictions or the threat of such actions, and increasing geopolitical instability, may limit our ability to access capital. In addition, the terms of any financing may adversely affect the holdings or the rights of our stockholders. For example, we may raise additional funds by issuing equity securities or by equity offerings, collaboration agreements, debt financings or licensing arrangements.

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

Contractual Obligations

Our contractual obligations represent our future cash commitments and liabilities under agreements with third-party clinical trial service providers. Apart from contracts with one third-party clinical trial service provider, such agreements are cancellable upon written notice by us. The non-cancellable contracts expire upon completion of the clinical trial and release of the final report, or the contract may be terminated by the clinical trial service provider, by the FDA or another governmental agency. As of March 31, 2025, our estimated non-cancellable commitment was $9.4 million which will be paid over the term of the clinical trials.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2025, pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act).

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

Based on the evaluation of our disclosure controls and procedures as of March 31, 2025, our Principal Executive Officer and Principal Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended March 31, 2025, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are, and from time to time we may become, involved in legal proceedings or be subject to claims arising in the ordinary course of our business. For a discussion of our legal proceedings, see Note 12 “Commitments and Contingencies” to the Condensed Consolidated Financial Statements. We are not presently a party to any other legal proceedings that in the opinion of our management, if determined adversely to us, would individually or taken together have a material adverse effect on our condensed consolidated results of operations, financial condition or cash flows.

ITEM 1A. RISK FACTORS

Summary of Risk Factors

Our business is subject to a number of risks and uncertainties, including risks and uncertainties that may prevent us from achieving our business objectives or may adversely affect our business, clinical and commercialization activities, the manufacturing of our product candidates, intellectual property, third party relationships, competitive environment, product and environmental liabilities, and our common stock. Purchasing shares of common stock is an investment in our securities and involves a high degree of risk and uncertainty. You should carefully consider the following information about these risks and uncertainties, together with the other information contained in this Quarterly Report on Form 10-Q for the three months ended March 31, 2025, before purchasing our securities. If any of the following risks and uncertainties actually occur, our business, financial condition and results of operations may suffer. In that case, the market price of our common stock could decline, and you may lose part or all of your investment in our Company. These risks and uncertainties are discussed more fully below and include, but are not limited to, risks related to:

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
•
We are dependent on third-party service providers for a number of critical operational activities as well as for clinical trial activities.
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
•
Disruptions at the FDA and other government agencies could negatively affect the review of our regulatory submissions, which could negatively impact our business.
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

In evaluating our business, you should carefully consider the following discussion of material risks, events and uncertainties that make an investment in us speculative or risky in addition to the other information included in this Quarterly Report. A manifestation of any of the following risks and uncertainties could, in circumstances we may or may not be able to accurately predict, materially and adversely affect our business and operations, growth, reputation, prospects, operating and financial results, financial condition, cash flows, liquidity and stock price. Some of the factors, events and contingencies discussed below may have occurred in the past, but the disclosures below are not representations as to whether or not the factors, events or contingencies have occurred in the past, and instead reflect our beliefs and opinions as to the factors, events, or contingencies that could materially and adversely affect us in the future. The risks and uncertainties described below are not the only ones we face. Our operations could also be affected by factors, events or uncertainties that are not presently known to us or that we currently do not consider to present significant risks to our business. Therefore, you should not consider the following risks to be a complete statement of all the potential risks or uncertainties that we face.

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

Although we believe we have sufficient capital resources to fund our operations for at least the next 12 months based on our current business plan, our business plan may change and may require greater expenditures of capital than currently anticipated, in particular, due to expenditures relating to strategic transactions or due to increased supply chain costs. We have not yet established an ongoing source of revenue sufficient to cover operating costs and allow us to continue as a going concern. Our ability to continue as a going concern is dependent on obtaining adequate capital to fund operating losses until we become profitable. If we are unable to obtain adequate capital on reasonable terms, if at all, including due to macroeconomic factors, such as high interest rates, the inflationary environment, recessionary fears, foreign exchange rate volatility, instability in financial institutions, changes in monetary policy, changes in trade policies, including tariffs and other trade restrictions or the threat of such actions, and rising geopolitical instability we may be unable to develop and commercialize our product offerings or increase our geographic reach and we could be forced to cease operations.

For example, in recent months, the United States has announced tariffs on imports from most countries, including significant tariffs on imports from Canada, Mexico and China, leading to increasing trade and political tensions. In response to tariffs, other countries have implemented retaliatory tariffs on U.S. goods. There is substantial uncertainty about the duration of existing tariffs or pauses in tariffs, tariff levels and whether additional tariffs or other retaliatory actions may be imposed, modified or suspended. These actions and the related rising political tensions could negatively impact global macroeconomic conditions and the stability of global financial markets, which could have a material adverse effect on our business, financial condition and results of operations, including through increased supply chain costs.

We will need to raise substantial additional capital in the future to fund our operations and we may be unable to raise such funds when needed and on acceptable terms.

For the quarter ended March 31, 2025, we incurred a net loss of $6.7 million, and we had an accumulated deficit of $218.5 million since inception. As of March 31, 2025, we had cash and cash equivalents of $65.1 million. Because we have no current sources of revenue, we expect that we will need to raise capital again in the future to continue to fund our operations. When we elect to raise additional funds or when additional funds are required, we may raise such funds through public or private equity offerings, debt financings, corporate collaboration and licensing arrangements or other financing alternatives. These financing arrangements may not be available on acceptable terms, if at all. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may be prevented from developing our pharmaceutical candidates, pursuing acquisitions, and investing in other companies, including as a sponsor or investor in special purpose acquisition companies, licensing, development and commercialization efforts, and our ability to continue our operations, generate revenues, and achieve or sustain profitability may be substantially harmed.

For example, our ability to raise capital in the public capital markets, including through “at the market” offerings pursuant to our Open Market Sale AgreementSM (the Sale Agreement) with Jefferies LLC (Jefferies), may be limited by, among other things, SEC rules and regulations impacting the eligibility of smaller companies to use Form S-3 for primary offerings of securities. Although alternative public and private transaction structures may be available, these may require additional time and cost, may impose operational restrictions on us, and may not be available on attractive terms.

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

We have a limited operating history and have incurred net losses each year. Our net operating loss for the three months ended March 31, 2025, was $6.7 million. We will continue to incur further losses in connection with costs for development of our programs, including ongoing and additional clinical studies.

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

Our business is dependent on the performance by third parties of their responsibilities under contractual relationships. In particular, we heavily rely on third parties for the manufacture and testing of our products. We do not have an internal analytical laboratory or manufacturing facilities to allow the testing or production of products in compliance with Good Manufacturing Practices (cGMP). As a result, we rely on third parties to supply us in a timely manner with manufactured product candidates. We may not be able to adequately manage and oversee the manufacturers we choose; they may not perform as agreed or they may terminate their agreements with us. In particular, we depend on third party manufacturers to conduct their operations in compliance with applicable requirements under current Good Laboratory Practices (GLP), cGMP, Good Clinical Practices (GCP) or similar standards imposed by the U.S. and/or applicable foreign regulatory authorities, including the FDA and EMA. Any of these regulatory authorities may take action against a contract manufacturer who violates cGMP. Failure of our manufacturers to comply with FDA, EMA or other applicable regulations may cause us to curtail or stop the manufacture of such products until we obtain regulatory compliance.

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

In addition, we depend on medical institutions and CROs (together with their respective agents) to conduct clinical trials and associated activities in compliance with GCP and data privacy standards such as defined under the Health Insurance Portability and Accountability Act (HIPAA), General Data Protection Regulation (GDPR) and UK GDPR, and in accordance with our timelines, expectations and requirements. We are substantially dependent on the organizations conducting our clinical trials. To the extent any such third parties are delayed in achieving or fail to meet our clinical trial enrollment expectations, fail to conduct our trials in accordance with GCP, patient and data privacy standards such as HIPAA or study protocol or otherwise take actions outside of our control or without our consent, our business may be harmed. Furthermore, we conduct clinical trials in foreign countries, subjecting us to additional risks and challenges, including, patient and data privacy standards, such as GDPR and UK GDPR and in particular, as a result of the engagement of foreign medical institutions and foreign CROs, who may be less experienced with regard to regulatory matters applicable to us and may have different standards of medical care.

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

Clinical trials are expensive and subject to regulatory approvals. Potential trial delays may arise from, but are not limited to:

•
supply chain disruptions, or lack of availability or increased costs of materials for our product candidates, including as a result of changes in trade policies, including tariffs or other trade restrictions or the threat of such actions;
•
outbreaks of disease, pandemics or epidemics, which could limit access to clinical trial sites, divert healthcare resources and limit the availability of medical facilities for our clinical trials;
•
failure to obtain on a timely basis, or at all, approval from the applicable Regulatory Agencies, institutional review board or ethics committee to open a clinical study;
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

Based on our evaluation of the ATO's taxpayer alert published in the fourth quarter of 2023, we believe that it is no longer reasonably assured that our full tax position would be sustained under an audit. Accordingly, we recorded a change in estimate that represents our estimate of the amount (inclusive of potential penalties) that no longer meets the reasonably assured threshold. We recorded an estimated accrued current liability of $1.5 million in our Condensed Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024. We may in the future be required to record additional changes in estimates, which could further increase our expenses and adversely affect our business and results of operations.

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

If the estimates we make, or the assumptions on which we rely, in preparing our condensed consolidated financial statements prove inaccurate, our actual results may vary from those reflected in our accruals.

Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenues and expenses, the amounts of charges accrued by us and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. We cannot assure you, however, that our estimates, or the assumptions underlying them, will be correct.

Risks Related to our Intellectual Property

If we are not able to protect our proprietary technology, others could compete against us more directly, which would harm our business.

Our commercial success will depend, in part, on our ability to obtain additional patents and licenses and to protect our existing patent position, both in the U.S. and in other countries, for therapeutics and related technologies, processes, methods, compositions, and other inventions that we believe are patentable, all of which provide limited protection and may not adequately protect our rights or permit us to gain or keep any competitive advantage. As of May 1, 2025, we own and are pursuing 128 pending provisional and non-provisional patent applications (29 U.S. patent applications and 99 international patent applications, including one allowed U.S. application and two allowed international applications) and 19 issued patents (7 U.S. patents and 12 international patents). We continue to evaluate the full range of our technologies and file new patent applications consistent with our evolving business goals.

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

If third parties successfully challenge the validity of one or more of our patent applications, we may lose certain patent rights, even if previously granted by a patent office. For example, on August 18, 2023, Intas Pharmaceuticals Ltd. filed a Petition for Post Grant Review with the Patent Trial and Appeal Board (PTAB) of the U.S. Patent and Trademark Office (USPTO), seeking to invalidate all claims related to one of our issued patents (U.S. Patent No. 11,572,334) titled “Methods for Making and Using Endoxifen”, and on January 29, 2025, the PTAB issued a final written decision finding all claims of U.S. Patent No. 11,572,334 were unpatentable.

On April 3, 2025, Intas Pharmaceuticals Ltd. filed a Petition for Post Grant Review with the USPTO’s PTAB (the 391 PGR Petition) relating to one of our issued patents (U.S. Patent No. 12,071,391) titled “Methods for Making and Using Endoxifen,” and also filed a Petition for Inter Partes Review (IPR) with the USPTO’s PTAB (the 151 IPR Petition) relating to another of our issued patents (U.S. Patent No. 11,261,151) titled “Methods for Making and Using Endoxifen” (together with U.S. Patent No. 12,071,391, the Patents). We intend to vigorously contest the 391 PGR Petition and the 151 IPR Petition and believe that the Patents were properly granted and include valid and enforceable claims. However, there can be no assurance that we will prevail in contesting either the 391 PGR Petition or the 151 IPR Petition.

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

As is the case with other biotechnology and pharmaceutical companies, our success is heavily dependent on our intellectual property, particularly on obtaining and enforcing patents. Obtaining and enforcing patents in the biotechnology and pharmaceutical industries involve both technological and legal complexity, and is therefore costly, time-consuming and inherently uncertain. For the past several years, the U.S. has conducted proceedings involving post-issuance patent review procedures, such as inter partes review (IPR), and post-grant review and covered business methods. These proceedings are conducted before the PTAB, of the USPTO. Each proceeding has different eligibility criteria and different patentability challenges that can be raised. In this regard, the IPR process permits any person (except a party who has been litigating the patent for more than a year) to challenge the validity of a U.S. patent on the grounds that it was anticipated or made obvious by prior art consisting of patents or printed publications. As a result, non-practicing entities associated with hedge funds, pharmaceutical companies who may be our competitors and others have challenged certain valuable pharmaceutical U.S. patents based on prior art through the IPR process. A decision in such a proceeding adverse to our interests could result in the loss of valuable patent rights, which would have a material adverse effect on our business, financial condition, results of operations and growth prospects. For example, we are currently contesting the 391 PGR Petition and the 151 IPR Petition. See Note 12 to the Condensed Consolidated Financial Statements. Any potential future changes to the U.S. patent system could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business, financial condition, results of operations and growth prospects. Further, recent U.S. Supreme Court rulings have narrowed the scope of patent protection available in certain circumstances and weakened the rights of patent owners in certain situations. In particular, on March 20, 2012, the U.S. Supreme Court issued the Mayo Collaborative Services v. Prometheus Laboratories, Inc. decision, holding that several claims drawn to measuring drug metabolite levels from patient samples were not patentable subject matter. The full impact of the Mayo Collaborative Services v. Prometheus Laboratories, Inc. decision on diagnostic and certain method claims is uncertain. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents once obtained. Depending on decisions by the U.S. Congress, the federal courts, and the USPTO, the laws and regulations governing patents could change in unpredictable ways that could weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future. The standards that courts use to interpret patents are not always applied predictably or uniformly and may evolve, particularly as new technologies develop. In addition, changes to patent laws in the U.S. or other countries may be applied retroactively to affect the validity, enforceability, or term of our patent. For example, the U.S. Supreme Court has modified some legal standards applied by the USPTO in examination of U.S. patent applications, which may decrease the likelihood that we will be able to obtain patents and may increase the likelihood of challenges to patents we obtain or license.

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

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents, trade secrets and other intellectual property protection, particularly those relating to biotechnology products, which could make it difficult for us to stop the infringement of our patents or marketing of competing products and services in violation of our proprietary rights generally. Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly, and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate, and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop

Our current patent portfolio may not include all patent rights needed for the full development and commercialization of our products. We cannot be sure that patent rights we may need in the future will be available for license on commercially reasonable terms, or at all.

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

Our commercial success depends in part on our avoiding infringement of the patents and proprietary rights of third parties, including the intellectual property rights of competitors. There is a substantial amount of litigation, both within and outside the U.S., involving patents and other intellectual property rights in the medical device and pharmaceutical fields, as well as administrative proceedings for challenging patents, including inter partes review, post-grant review, derivation, and reexamination proceedings before the USPTO or oppositions and other comparable proceedings in various foreign jurisdictions. For example, we are currently contesting the 391 PGR Petition, the 151 IPR Petition and also are involved in the Indian Pharmaceutical Alliance Pre-Grant Opposition. These procedures bring uncertainty to the possibility of challenges to our patents in the future, including those patents perceived by our competitors as blocking entry into the market for their products, and the outcome of such challenges. Any such proceedings could result in revocation or amendment to our patents in such a way that they no longer cover our drug product candidates. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art and that prior art that was cited during prosecution, but not relied on by the patent examiner, will not be revisited. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we are developing our products. As the medical device, biotechnology, and pharmaceutical industries expand and more patents are issued, the risk increases that our activities related to our products may give rise to claims of infringement of the patent rights of others.

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

Disruptions at the FDA and other government agencies could negatively affect the review of our regulatory submissions, which could negatively impact our business.

The ability of the FDA to review and approve regulatory submissions can be affected by a variety of factors, including statutory, regulatory and policy changes, inadequate government budget funding levels or a reduction in the FDA’s workforce and its ability to hire and retain key personnel, disruptions caused by government shutdowns, public health crises, the FDA’s ability to accept the payment of user fees, and other events that may otherwise affect the FDA’s ability to perform routine functions. There have been mass layoffs of federal employees since the start of the current presidential administration in January 2025, the full impact of which is unclear at this time. Such disruptions could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business. In addition, the presidential administration has made and is expected to continue to make changes in the leadership of various U.S. federal regulatory agencies and changes to U.S. federal government policy that have led to, in some cases, legal challenges and uncertainty around the funding, functioning and policy priorities of the U.S. federal regulatory agencies, including the FDA.

We are unable to predict the extent to which the presidential administration may impose or seek to impose leadership or policy changes at the FDA or changes to rules and policies impacting our business and operations. It is unclear how these executive actions or other potential actions by the federal government will impact the FDA or other regulatory authorities that oversee our business. Government proposals to reduce or eliminate budgetary deficits may include reduced allocations to the FDA and other related government agencies. These budgetary pressures may reduce the FDA’s ability to perform its responsibilities, which could result in delays in our clinical trial timelines. If a significant reduction in the FDA’s workforce occurs, the FDA’s budget is significantly reduced or a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions or take other actions critical to the development or approval of our product candidates, which could have a material adverse effect on our business.

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
•
reduced liquidity with respect to our common stock;
•
a determination that our shares are "penny stock," which will require brokers trading in our shares to adhere to more stringent requirements, and which may limit demand for our common stock among certain investors;
•
limited news and analyst coverage on the Company; and
•
decreased ability to issue additional securities or obtain additional financing in the future.

The sale of a substantial number of shares of our common stock into the market may cause substantial dilution to our existing stockholders and the sale, actual or anticipated, of a substantial number of shares of common stock could cause the price of our common stock to decline.

We have offered and sold a considerable amount of our common stock in past financings. Any additional or anticipated sales of shares by us, including through “at the market” offerings pursuant to our Sale Agreement with Jefferies, sales by holders of our warrants to purchase our common stock or sales by other stockholders may cause the trading price of our common stock to decline. Additional issuances of shares by us may result in dilution to the interests of other holders of our common stock. The sale of a substantial number of shares of our common stock by us, our warrant holders or other stockholders or anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales.

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

None.

Item 3. Defaults Upon Senior Securities.

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(c) Trading Plans

During the quarter ended March 31, 2025, no director or Section 16 officer adopted, modified, or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

ITEM 6. EXHIBITS

EXHIBIT INDEX

Incorporated by Reference Herein or Filed or Furnished Herewith
Exhibit No.	Description	Form	Date

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith

31.2	Certification Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith

32.1(1)	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act	Furnished herewith

32.2(1)	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act	Furnished herewith

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document With Embedded Linkbase Documents

104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

(1) The certification that accompanies this Quarterly Report on Form 10-Q is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 13, 2025

/s/Steven C. Quay
Chairman, President and Chief Executive Officer (On behalf of the registrant)

/s/Heather Rees
Chief Financial Officer (as Principal Financial and Accounting Officer)