Form 10-Q
period 2025-06-30
ATOSSA THERAPEUTICS, INC.
filed 2025-08-12
CIK 1488039

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 1, 2025, the registrant had 129,171,424 shares of common stock, $0.18 par value per share, outstanding.

ATOSSA THERAPEUTICS, INC.
QUARTERLY REPORT

FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

ATOSSA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share and per share data)

(Unaudited)

	June 30, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$57,857	$71,084
Restricted cash	110	110
Prepaid materials	3,475	2,098
Prepaid expenses and other current assets	1,075	1,165
Total current assets	62,517	74,457
Other assets	1,998	1,987
Total assets	$64,515	$76,444
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$2,010	$679
Accrued expenses	2,200	919
Payroll liabilities	1,054	1,862
Other current liabilities	1,556	1,507
Total current liabilities	6,820	4,967
Total liabilities	6,820	4,967
Commitments and contingencies (Note 12)	—	—
Stockholders' equity
Convertible preferred stock - $0.001 par value; 10,000,000 shares authorized; 577 and 582 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	—	—
Common stock - $0.18 par value; 350,000,000 shares authorized; 129,171,424 and 129,170,004 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	23,488	23,488
Additional paid-in capital	262,615	261,256
Treasury stock, at cost; 1,320,046 shares of common stock at June 30, 2025 and December 31, 2024	(1,475)	(1,475)
Accumulated deficit	(226,933)	(211,792)
Total stockholders' equity	57,695	71,477
Total liabilities and stockholders' equity	$64,515	$76,444

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ATOSSA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except share and per share data)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Operating expenses
Research and development	$5,502	$3,553	$9,659	$7,302
General and administrative	3,538	3,552	6,795	6,784
Total operating expenses	9,040	7,105	16,454	14,086
Operating loss	(9,040)	(7,105)	(16,454)	(14,086)
Interest income	645	1,073	1,365	2,211
Other expense, net	(28)	(17)	(52)	(52)
Loss before income taxes	(8,423)	(6,049)	(15,141)	(11,927)
Income tax benefit	—	—	—	—
Net loss	(8,423)	(6,049)	(15,141)	(11,927)
Net loss per share of common stock - basic and diluted	$(0.07)	$(0.05)	$(0.12)	$(0.10)
Weighted average shares outstanding used to compute net loss per share - basic and diluted	129,170,425	125,732,140	129,170,216	125,525,959

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ATOSSA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(amounts in thousands, except share data)

(Unaudited)

								Total
	Convertible Preferred Stock		Common Stock		Additional	Treasury Stock	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Paid-in Capital	Amount	Deficit	Equity
Balance at December 31, 2023	582	$—	125,304,064	$22,792	$255,987	$(1,475)	$(186,288)	$91,016
Issuance of common stock upon warrant exercise	—	—	203,750	37	167	—	—	204
Stock-based compensation	—	—	—	—	417	—	—	417
Net loss	—	—	—	—	—	—	(5,878)	(5,878)
Balance at March 31, 2024	582	$—	125,507,814	$22,829	$256,571	$(1,475)	$(192,166)	$85,759
Issuance of common stock upon warrant exercise	—	—	100,000	18	82	—	—	100
Issuance of common stock upon option exercise	—	—	268,998	48	180	—	—	228
Shares withheld related to cashless exercise of options and taxes	—	—	(119,396)	(21)	(207)	—	—	(228)
Stock-based compensation	—	—	—	—	352	—	—	352
Net loss	—	—	—	—	—	—	(6,049)	(6,049)
Balance at June 30, 2024	582	$—	125,757,416	$22,874	$256,978	$(1,475)	$(198,215)	$80,162

								Total
	Convertible Preferred Stock		Common Stock		Additional	Treasury Stock	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Paid-in Capital	Amount	Deficit	Equity
Balance at December 31, 2024	582	$—	129,170,004	$23,488	$261,256	$(1,475)	$(211,792)	$71,477
Stock-based compensation	—	—	—	—	563	—	—	563
Net loss	—	—	—	—	—	—	(6,718)	(6,718)
Balance at March 31, 2025	582	$—	129,170,004	$23,488	$261,819	$(1,475)	$(218,510)	$65,322
Issuance of common stock upon Series B preferred stock conversion	(5)	—	1,420	—	—	—	—	—
Stock-based compensation	—	—	—	—	796	—	—	796
Net loss	—	—	—	—	—	—	(8,423)	(8,423)
Balance at June 30, 2025	577	$—	129,171,424	$23,488	$262,615	$(1,475)	$(226,933)	$57,695

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ATOSSA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(Unaudited)

	For the Six Months Ended June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(15,141)	$(11,927)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation	1,359	769
Depreciation	8	9
Loss on disposal of assets	—	4
Changes in operating assets and liabilities:
Prepaid materials	(1,377)	392
Prepaid expenses and other current assets	90	1,175
Other assets	(10)	(111)
Accounts payable	1,331	250
Accrued expenses	1,281	934
Payroll liabilities	(808)	(715)
Other current liabilities	49	(9)
Net cash used in operating activities	(13,218)	(9,229)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(9)	(9)
Net cash used in investing activities	(9)	(9)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of warrants	—	304
Net cash provided by financing activities	—	304

NET DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(13,227)	(8,934)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING BALANCE	71,194	88,570
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, ENDING BALANCE	$57,967	$79,636

RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents	$57,857	$79,526
Restricted cash	110	110
Total cash, cash equivalents and restricted cash	$57,967	$79,636

NON-CASH INVESTING AND FINANCING ACTIVITIES
Common Stock issued upon cashless exercise of stock options	$-	$228

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

NOTE 2: LIQUIDITY AND CAPITAL RESOURCES

The Company has incurred net losses and negative operating cash flows since inception. For the six months ended June 30, 2025, the Company recorded a net loss of $15.1 million and used $13.2 million of cash in operating activities. As of June 30, 2025, the Company had $57.9 million in cash and cash equivalents and working capital of $55.7 million. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs, and it believes it will need to continue to raise substantial additional capital to accomplish its business plan over the next several years. Management believes its currently available cash and cash equivalents will be sufficient to finance the Company’s operations for at least one year from the date these Condensed Consolidated Financial Statements are issued. The Company plans to continue to fund its losses from operations and capital funding needs through a combination of public or private equity offerings, debt financings or other sources, including potential corporate collaborations, licenses and other similar arrangements. There can be no assurance as to the availability or terms upon which such financing and capital might be available in the future. If the Company is unable to secure additional funding, it may be forced to curtail or suspend its business plans.

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

In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included and have been prepared on the same basis as the annual consolidated financial statements. Operating results for the six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.

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

Restricted Cash

The Company’s restricted cash balance as of June 30, 2025 and December 31, 2024 consisted entirely of cash pledged as security for the Company’s issued commercial credit cards.

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

Prepaid Materials

The Company capitalizes its purchase of certain raw materials, active pharmaceutical ingredients and related supplies for use in the manufacturing of drug products for use in its preclinical and clinical development programs, as it has determined that these materials have alternative future use. The Company can use these raw materials and related supplies in multiple clinical drug products, and they therefore have future use independent of the development status of any particular drug program until they are utilized in the manufacturing process. The Company expenses the cost of materials when used. The Company periodically reviews these capitalized materials for continued alternative future use and writes down the assets to their net realizable value in the period in which an impairment is identified. Prepaid materials not expected to be used within 12 months of the balance sheet date are presented in Other assets on the Condensed Consolidated Balance Sheets.

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

The Company does not expect the adoption of any other recently issued accounting pronouncements to have a material impact on its financial statements.

NOTE 4: PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following (in thousands):

	As of June 30,	As of December 31,
	2025	2024
Prepaid pre-clinical and clinical trial deposits	$366	$350
Prepaid insurance	278	628
Prepaid professional services	231	68
Other	200	119
Total prepaid expenses and other current assets	$1,075	$1,165

NOTE 5: ACCRUED EXPENSES

Accrued expenses consisted of the following (in thousands):

	As of June 30,	As of December 31,
	2025	2024
Accrued pre-clinical and clinical trial costs	$1,777	$700
Accrued professional services and other	423	219
Total accrued expenses	$2,200	$919

NOTE 6: PAYROLL LIABILITIES

Payroll liabilities consisted of the following (in thousands):

	As of June 30,	As of December 31,
	2025	2024
Accrued bonuses	$615	$1,305
Accrued vacation	261	226
Accrued payroll and benefits	178	331
Total payroll liabilities	$1,054	$1,862

NOTE 7: OTHER CURRENT LIABILITIES

In 2017, the Company formed a wholly owned subsidiary in Australia called Atossa Genetics AUS Pty Ltd. The purpose of this subsidiary is to perform R&D activities, including some of the Company’s clinical trials. Australia offers R&D cash rebates on qualified R&D activities incurred in the country. The Australian R&D tax incentive program is a self-assessment program, and as such, the Australian Taxation Office (ATO) has the right to review the Company’s program and related expenditures for a period of four years following the tax return filing date. If a review were to occur, a qualified program and related expenditures could be disqualified by the ATO with interest and penalties. Based on the Company’s evaluation of the ATO's taxpayer alert in December 2023, the Company believes that it is no longer reasonably assured that the full tax position would be sustained under audit. Accordingly, as of June 30, 2025 and December 31, 2024, a liability of $1.5 million was included in Other current liabilities in the Condensed Consolidated Balance Sheets.

NOTE 8: FAIR VALUE OF FINANCIAL INSTRUMENTS

The following tables present the Company’s fair value hierarchy for all its financial assets and liabilities, by major security type, that are measured at fair value on a recurring basis (in thousands):

June 30, 2025	Estimated Fair Value	Level 1	Level 2	Level 3
Assets:
Money market fund	$57,395	$57,395	$—	$—

December 31, 2024	Estimated Fair Value	Level 1	Level 2	Level 3
Assets:
Money market fund	$68,543	$68,543	$—	$—

NOTE 9: STOCKHOLDERS’ EQUITY

Common Stock

The Company is authorized to issue 350,000,000 shares of common stock, par value $0.18 per share. The Company may offer, from time to time, to sell, in an "at the market offering", shares of our common stock up to an aggregate offering price of up to $100.0 million. We did not make any sales under the at the market offering facility during the year ended December 31, 2024 or during the three and six months ended June 30, 2025.

Preferred Stock

The Company is authorized to issue a total of 10,000,000 shares of preferred stock, par value $0.001 per share. The Company has designated 750,000 shares of Series A junior participating preferred stock, par value $0.001 per share, 4,000 shares of Series A convertible preferred stock, par value $0.001 per share, 25,000 shares of Series B convertible preferred stock, par value $0.001 per share, and 20,000 shares of Series C convertible preferred stock, par value $0.001 per share, through the filings of certificates of designation with the Delaware Secretary of State. No shares of Series A junior participating preferred stock, Series A convertible preferred stock, or Series C convertible preferred stock, were outstanding as of June 30, 2025 and December 31, 2024.

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

During the three and six months ended June 30, 2025, certain holders of the Series B convertible preferred stock exercised their conversion option and converted an aggregate of 5 shares of Series B convertible preferred stock into 1,420 shares of the Company’s common stock. No cash was exchanged in connection with the conversion. During the three and six months ended June 30, 2024, there were no conversions of Series B convertible preferred stock.

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

2021 Warrants

The warrants were issued to institutional and accredited investors as a part of certain financing transactions, which closed on January 8, 2021 and March 23, 2021. The terms and conditions of the warrants are as follows:

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

Warrants Outstanding

As of June 30, 2025, the following warrants to purchase shares of the Company’s common stock were outstanding:

	Outstanding Warrants to Purchase Shares	Exercise Price Per Warrant	Expiration Date
January 2021 warrants	4,500,000	$1.055	July 8, 2025
March 2021 warrants	10,525,000	$2.88	September 22, 2025
	15,025,000

Warrant Activity

There were no warrant exercises during the three and six months ended June 30, 2025. During the three and six months ended June 30, 2024, the Company received approximately $0.1 million and $0.3 million, respectively from the exercises of warrants, resulting in the issuance of 100,000 and 303,750, respectively, shares of common stock. On June 21, 2025, 2,812,500 warrants granted in December 2020 expired.

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

The following table sets forth the weighted average number of shares of common stock excluded from the calculation of diluted net loss per share, because including them would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Options to purchase common stock	22,588,052	16,910,002	21,615,289	17,110,496
Series B convertible preferred stock	164,916	165,338	165,126	165,338
Warrants to purchase common stock	17,528,434	21,217,343	17,682,113	21,358,065
	40,281,402	38,292,683	39,462,528	38,633,899

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

As a result of the Company’s cumulative losses, management has concluded that a full valuation allowance against the Company’s net deferred tax assets is appropriate. Therefore, no income tax provision was recorded for the three and six months ended June 30, 2025 and 2024.

NOTE 12: COMMITMENTS AND CONTINGENCIES

Litigation and Contingencies

On April 3, 2025, Intas Pharmaceuticals Ltd. (Intas) filed a Petition for Post Grant Review (PGR) with the U.S. Patent and Trademark Office’s (USPTO) Patent Trial and Appeal Board (PTAB) (the 391 PGR Petition) seeking to invalidate one of the Company’s issued patents (U.S. Patent No. 12,071,391) titled “Methods for Making and Using Endoxifen,” on the alleged grounds of anticipation, obviousness, lack of written description, and lack of enablement. On July 7, 2025, the Company filed its Patent Owner’s Request for Discretionary Denial of Institution in response to the 391 PGR Petition, and a decision regarding this request is expected from the PTAB by September 8, 2025. The Company’s Patent Owner Preliminary Response Brief was filed on August 5, 2025.

On April 3, 2025, Intas also filed a Petition for Inter Partes Review (IPR) with the USPTO’s PTAB (the 151 IPR Petition) seeking to invalidate one of the Company’s issued patents (U.S. Patent No. 11,261,151) titled “Methods for Making and Using Endoxifen” (together with U.S. Patent No. 12,071,391, the Patents) on the alleged grounds of anticipation and obviousness. On July 7, 2025, the Company filed its Patent Owner’s Request for Discretionary Denial of Institution in response to the 151 IPR Petition, and a decision regarding this request is expected from the PTAB by September 8, 2025. The Company’s Patent Owner Preliminary Response Brief was filed on August 5, 2025.

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

Contractual Obligations

Contractual obligations represent the Company’s future cash commitments and liabilities under agreements with third party clinical trial service providers. Apart from contracts with one third-party clinical trial service provider, such agreements are cancellable upon written notice by the Company. The non-cancellable contracts expire upon completion of the clinical trial and release of the final report, or the contracts may be terminated by the clinical trial service provider, by the FDA or another governmental agency. As of June 30, 2025, the Company's estimated non-cancellable commitment was $7.9 million.

NOTE 13: STOCK BASED COMPENSATION

On May 15, 2020, the stockholders of the Company approved the 2020 Stock Incentive Plan (the 2020 Plan) to provide for the grants of equity-based awards to employees, officers, non-employee directors and other key persons providing services to the Company. No awards may be granted under the 2020 Plan after June 27, 2034. An aggregate of 30,000,000 shares of common stock is reserved for issuance in connection with awards granted under the 2020 Plan. As of June 30, 2025, 9,170,778 shares were available for future grants under the 2020 Plan.

The Company recognized stock-based compensation expense in the Condensed Consolidated Statements of Operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Research and development	$157	$120	$288	$236
General and administrative	639	232	$1,071	533
Total stock-based compensation expense	$796	$352	$1,359	$769

The following table shows a summary of all stock option activity for the six months ended June 30, 2025:

	Number of Underlying Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Contractual Life Remaining in Years	Aggregate Intrinsic Value
Outstanding as of January 1, 2025	20,691,571	$1.60
Granted	4,377,147	0.98
Forfeited	(556,000)	1.63
Exercised	—	—
Expired	(3,296)	319.77
Outstanding as of June 30, 2025	24,509,422	$1.45	7.04	$343,096
Exercisable as of June 30, 2025	18,154,854	$1.59	6.14	$325,090
Vested and expected to vest	24,509,422	$1.45	7.04	$343,096

The Company granted 4,242,547 options to purchase shares of common stock to employees and directors during the three months ended June 30, 2025. The weighted average grant date fair value of options granted during the six months ended June 30, 2025 was $0.75.

As of June 30, 2025, the unrecognized compensation cost associated with unvested options was $4.7 million. This expense is expected to be recognized over a weighted-average period of 1.7 years.

NOTE 14: DEFINED CONTRIBUTION PLAN

The Company has a defined contribution plan to which employees of the Company may defer contributions for income tax purposes. Participants are eligible to receive employer matching contributions up to 6% of deferrals. Employees may also be eligible for a discretionary match over 6%. Defined contribution plan employer matching contributions for the three and six months ended June 30, 2025 were $63 thousand and $138 thousand, respectively, and $37 thousand and $114 thousand, respectively, for the same periods in 2024.

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

Forward-Looking Statements

All statements made in this Quarterly Report on Form 10-Q (this report) that are not statements of historical fact, including statements regarding guidance, industry prospects or future results of operations or financial position, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act) and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). We have made these statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are subject to certain risks and uncertainties, which could cause actual results, outcomes and the timing of results or outcomes to differ materially from those projected or anticipated. Although we believe that our assumptions underlying our forward-looking statements are reasonable as of the date of this Quarterly Report, we cannot assure you that the forward-looking statements set out in this Quarterly Report will prove to be accurate. We may identify these forward-looking statements by the use of forward-looking words, including, but not limited to, “expect,” “potential,” “continue,” “may,” “will,” “should,” “could,” “would,” “seek,” “intend,” “plan,” “estimate,” “anticipate,” “future,” “believe,” “design,” “predict,” or the negative versions of these words or other similar expressions. Forward-looking statements contained in this Quarterly Report include, but are not limited to, statements about:

•
the impact of general macroeconomic conditions, including the impact of inflation, high interest rates, general economic slowdown or a recession, foreign exchange rate volatility, changes in monetary policy, changes in trade policies, including tariffs or other trade restrictions or the threat of such actions, and increasing geopolitical instability, including the conflict in Ukraine, the conflict in the Middle East and rising tensions between China and Taiwan, on our business, our ability to access capital markets, our operating costs and our supply chain;
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

In early 2025, we made a strategic decision to pursue a metastatic breast cancer indication for our lead program, (Z)-endoxifen. We believe that this approach may offer a more streamlined regulatory pathway to deliver (Z)-endoxifen to patients with urgent unmet medical needs as the current treatment options for metastatic breast cancer often provides limited durability of response and substantial side effects. (Z)-endoxifen, a potent and well-tolerated selective estrogen receptor modulator (SERM), has shown encouraging signs in previous clinical trials, which we believe supports its potential to fill this critical gap in treatment. We have received positive written feedback from the FDA regarding our proposed dose optimization trial for (Z)-endoxifen in patients with ER+/HER2- metastatic breast cancer affirming key elements of Atossa's clinical development plan and paving the way for a potential IND submission targeted for the fourth quarter of 2025.

.

Summary of Our Leading Programs

The following is a summary of the status of our major clinical development programs as of the date of this Quarterly report:

Prevention

Karisma

- Phase 2: (Z)-endoxifen monotherapy
- Mammographic Breast Density (MBD) reduction & prevention
- Treatment phase completed, 24-mo durability ongoing

DCIS

- Phase 2: (Z)-endoxifen monotherapy
- Ductal Carcinoma In Situ (DCIS)
- Enrolling

Neoadjuvant

Evangeline

- Phase 2: (Z)-endoxifen plus Ovarian Function Suppression (OFS)
- ER+ / HER2- breast cancer
- Enrolling

ISPY 2 EOP

Monotherapy Arm

- Phase 2: (Z)-endoxifen completed
- Cancer monotherapy Premenopausal ER+ / HER2- breast
- 3-week and 24-week 10 mg data reported

Combination Arm

- Phase 2: (Z)-endoxifen + CDK 4/6 inhibitor
- ER+ / HER2- invasive breast cancer
- Initiated 4/24, initial readout expected 2026

(Z)-endoxifen. (Z) endoxifen is an active metabolite of tamoxifen, which is an FDA-approved drug to treat and prevent breast cancer in high-risk women. It is also referred to as a Selective Estrogen Receptor Modulator (SERM). We are developing a proprietary form of (Z)-endoxifen which is administered orally for the potential treatment of breast cancer and reduction of breast density. We have completed four Phase 1 clinical studies (including a study in men) and two Phase 2 clinical studies with our proprietary (Z)-endoxifen (including oral and topical formulations). We have also completed significant pre-clinical development and have developed clinical manufacturing capabilities through qualified third parties.

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

In January 2025, based on adverse events reported in 80 mg/day groups, as well as the findings reported on (Z)-endoxifen tissue and plasma Css, overall tolerability, and antitumor activity, the trial will proceed based on an amended protocol as a randomized trial that compares (Z)-endoxifen 40 mg/day plus OFS to exemestane plus OFS, using the 4-week Ki-67 reduction as the primary endpoint. Part 2 is expected to compare the two treatment arms based on baseline Ki-67 levels, and the aim is to evaluate the endocrine sensitive disease rate, pathologic complete response, and other key endpoints. The Treatment Cohort was initiated in April 2025. As of June 30, 2025, four patients were enrolled in this study.

In March 2023, a second neoadjuvant Phase 2 trial investigating oral (Z)-endoxifen as a treatment for women diagnosed with locally advanced ER+/HER2- breast cancer was initiated. This trial is a study arm in the ongoing I‑SPY 2 Endocrine Optimization Pilot (I-SPY 2 EOP). The I-SPY 2 EOP is a collaborative effort among academic investigators from major cancer research centers across the U.S., QLHC, the FDA, and the Foundation for the National Institutes of Health (FNIH) Cancer Biomarkers Consortium. This study included twenty women who received 10 mg of (Z)-endoxifen orally once daily for six cycles (each cycle = 28 days) or up to 24 weeks prior to surgery. Enrollment was completed in January 2024 and 3 week preliminary data results were reported on October 31, 2024.

On May 14, 2025 we reported updated results from this study which found that (i) 95% of participants (19/20 participants) completed at least 75% of planned dosing, (ii) median Ki-67 fell from 10.5% at baseline to 5% by Week 3, (iii) 65% of patients achieved Ki-67< 10% at Week 3 with suppression maintained at surgery, (iv) median functional tumor volume measurement (performed at baseline, Week 3, Week 12 and at surgery) decreased 77.7% from baseline to surgery, and (v) the longest tumor diameter in the participants from baseline to preoperative MRI was reduced by 36.8%. (Z)-endoxifen was well tolerated in this study with the most common side effects being mild, including hot flashes, insomnia, and fatigue. No dose reductions or discontinuations due to treatment related adverse events were observed in this study

In April 2024, we announced our participation in a new study arm of the I-SPY 2 EOP which was initiated to evaluate our proprietary (Z)-endoxifen in combination with abemaciclib (VERZENIO®), a cyclin-dependent kinase (CDK) 4/6 inhibitor marketed by Eli Lilly and Company, in women with ER+/HER2- breast cancer. In June 2024, we announced that the study had been expanded to include 80 women with newly diagnosed ER+ / HER2- invasive breast cancer. Currently enrolled and newly enrolled participants are expected to transition to or be initiated on 40 mg of (Z)-endoxifen (from 80 mg) once daily in combination with 150 mg of abemaciclib twice daily for a total of 24 weeks prior to surgery. The transition to the 40 mg dose from an 80 mg dose is the result of a protocol amendment approved in January 2025. Enrollment in this study is ongoing.

Research and Development Phase

We are in the research and development phase and are not currently marketing any products. We do not anticipate generating revenue until we develop and launch our pharmaceutical programs.

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

There have been no material changes to our critical accounting estimates during the six months ended June 30, 2025 from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on March 25, 2025.

Results of Operations

Comparison of Three and Six Months Ended June 30, 2025 and 2024

Revenue and Cost of Revenue. For the three and six months ended June 30, 2025 and 2024, we had no source of revenue and no associated cost of revenue.

Operating Expenses. Total operating expenses were $9.0 million and $16.5 million for the three and six months ended June 30, 2025, respectively, which was an increase of $1.9 million and $2.4 million from total operating expenses for the three and six months ended June 30, 2024 of $7.1 million and $14.1 million, respectively. Factors contributing to the increased operating expenses in the three and six months ended June 30, 2025 are explained below.

Research & Development (R&D) Expenses. The following table provides a breakdown of major categories within R&D expenses for the three and six months ended June 30, 2025 and 2024, together with the dollar change and percentage change in those categories (dollars in thousands):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2025	2024	Increase (Decrease)	% Increase (Decrease)	2025	2024	Increase (Decrease)	% Increase (Decrease)
Research and Development Expense
Clinical and non-clinical trials	$4,089	$2,501	$1,588	63%	$6,836	$5,384	$1,452	27%
Compensation	856	679	177	26%	1,736	1,305	431	33%
Professional fees and other	557	373	184	49%	1,087	613	474	77%
Research and Development Expense Total	$5,502	$3,553	$1,949	55%	$9,659	$7,302	$2,357	32%

As (Z)-endoxifen is our only product candidate for which we currently incur R&D expenses, we have not further disaggregated R&D expenses by product candidate:

•
Clinical and non-clinical trial expenses increased $1.6 million and $1.5 million for the three and six months ended June 30, 2025, respectively, compared to the three and six months ended June 30, 2024, due to increases in spend related to our (Z)-endoxifen trials, including drug development costs.
•
The increases in R&D compensation expenses of $0.2 million and $0.4 million for the three and six months ended June 30, 2025, respectively, compared to the three and six months ended June 30, 2024, were due to increases in headcount.

•
The increases in R&D professional fees and other of $0.2 million and $0.5 million for the three and six months ended June 30, 2025, respectively, compared to the three and six months ended June 30, 2024, were primarily attributable to higher consulting fees in the 2025 periods related to our (Z)-endoxifen program.

General and Administrative (G&A) Expenses. The following table provides a breakdown of major categories within G&A expenses for the three and six months ended June 30, 2025 and 2024, together with the dollar change and percentage change in those categories (dollars in thousands):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2025	2024	Increase (Decrease)	% Increase (Decrease)	2025	2024	Increase (Decrease)	% Increase (Decrease)
General and Administrative Expense
Compensation	$1,564	$1,031	$533	52%	$3,026	$2,356	$670	28%
Professional fees and other	1,794	2,269	(475)	(21)%	3,408	3,949	(541)	(14%)
Insurance	180	252	(72)	(29)%	361	479	(118)	(25)%
General and Administrative Expense Total	$3,538	$3,552	$(14)	(0)%	$6,795	$6,784	$11	0%

•
The increases in G&A compensation expenses of $0.5 million and $0.7 million for the three and six months ended June 30, 2025, respectively, compared to the three and six months ended June 30, 2024, were primarily due to increases in non-cash stock-based compensation expense of $0.4 million and $0.5 million, respectively.
•
The decreases in G&A professional fees and other of $0.5 million for the three and six months ended June 30, 2025, compared to the three and six months ended June 30, 2024, were due to decreases in legal fees of $0.3 million and $0.2 million, respectively, related to higher patent-related activity as well as other legal matters in the prior year periods and decreases in investor relations costs of $0.1 million and $0.3 million, respectively, due to changes in the timing of investor outreach programs.

Interest Income. Interest income was $0.6 million and $1.4 million for the three and six months ended June 30, 2025, respectively, a decrease of $0.5 million and $0.8 million from interest income of $1.1 million and $2.2 million for the three and six months ended June 30, 2024, respectively. The decreases were due to decreases in the average balance invested in our money market account.

Income Taxes. We did not record an income tax expense or benefit for the three and six months ended June 30, 2025 and 2024 due to uncertainty regarding utilization of our net operating loss carryforwards and our history of losses.

Liquidity and Capital Resources

We are authorized to issue up to 350,000,000 shares of common stock, par value $0.18 per share. On November 19, 2024, we entered into an Open Market Sale AgreementSM with Jefferies LLC. We may offer, from time to time, to sell, in an "at the market offering," shares of our common stock up to an aggregate offering price of up to $100.0 million. We did not make any sales under the at the market offering facility during the three and six months ended June 30, 2025.

Cash Flows

The following table shows a summary of our cash flows for the periods indicated (in thousands):

	For the Six Months Ended June 30,
	2025	2024
	(unaudited)
Net cash used in operating activities	$(13,218)	$(9,229)
Net cash used in investing activities	(9)	(9)
Net cash provided by financing activities	—	304
Net decrease in cash, cash equivalents and restricted cash	$(13,227)	$(8,934)

We have incurred net losses and negative operating cash flows since inception. For the six months ended June 30, 2025, we recorded a net loss of $15.1 million and used $13.2 million of cash and cash equivalents. As of June 30, 2025, we had $57.9 million in cash and cash equivalents and working capital of $55.7 million. We believe we have sufficient cash on hand to fund our projected operating requirements for at least the next 12 months.

Net Cash Flows from Operating Activities. During the six months ended June 30, 2025 compared to the same period in 2024, net cash used in operating activities increased $4.0 million, primarily reflecting:

•
an increase of $2.9 million in cash used for clinical and non-clinical trials, including drug development costs;
•
an increase of $0.5 million in cash used for compensation due to an increase in full-time employees, partially offset by;
•
a decrease of $0.8 million in cash provided by interest income due to lower amounts invested in our money market account, and;
•
a decrease of $0.2 million in cash used for professional fees primarily driven by a decrease in cash paid for legal fees due to decrease in cash spent on patent protection and legal fees compared to the prior year period, partially offset by an increase in cash paid for consulting fees related to our (Z)-endoxifen program and an increase in prepaid investor relations expenses.

Net Cash Flows from Investing Activities. Net cash used in investing activities was $9 thousand for the six months ended June 30, 2025 and 2024. Current and prior period cash used in investing activities was primarily related to purchases of new computers.

Net Cash Flows from Financing Activities. No cash was provided by or used in financing activities for the six months ended June 30, 2025. Net cash provided by financing activities was $0.3 million for the six months ended June 30, 2024 and consisted of proceeds from the exercise of warrants.

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

Contractual Obligations

Our contractual obligations represent our future cash commitments and liabilities under agreements with third-party clinical trial service providers. Apart from contracts with one third-party clinical trial service provider, such agreements are cancellable upon written notice by us. The non-cancellable contracts expire upon completion of the clinical trial and release of the final report, or the contract may be terminated by the clinical trial service provider, by the FDA or another governmental agency. As of June 30, 2025, our estimated non-cancellable commitment was $7.9 million which will be paid over the term of the clinical trials.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2025, pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act).

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

Based on the evaluation of our disclosure controls and procedures as of June 30, 2025, our Principal Executive Officer and Principal Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended June 30, 2025, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Summary of Risk Factors

Our business is subject to a number of risks and uncertainties, including risks and uncertainties that may prevent us from achieving our business objectives or may adversely affect our business, clinical and commercialization activities, the manufacturing of our product candidates, intellectual property, third party relationships, competitive environment, product and environmental liabilities, and our common stock. Purchasing shares of common stock is an investment in our securities and involves a high degree of risk and uncertainty. You should carefully consider the following information about these risks and uncertainties, together with the other information contained in this Quarterly Report on Form 10-Q for the three and six months ended June 30, 2025, before purchasing our securities. If any of the following risks and uncertainties actually occur, our business, financial condition and results of operations may suffer. In that case, the market price of our common stock could decline, and you may lose part or all of your investment in our Company. These risks and uncertainties are discussed more fully below and include, but are not limited to, risks related to:

Risks Related to our Business

•
We have a history of operating losses and expect to continue to incur losses in the future.
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

Risks Related to our Business

We have a history of operating losses and expect to continue to incur losses in the future, and, as such, an investor cannot assess our profitability or performance based on past results.

Since December 2015, our business has primarily focused on the development of novel therapeutics for the treatment of breast cancer and other breast conditions.We have a limited operating history and have incurred net losses each year. Our net loss for the three and six months ended June 30, 2025, was $8.4 million and $15.1 million, respectively. We will continue to incur further losses in connection with costs for development of our programs, including ongoing and additional clinical studies.

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

For example, the United States has announced tariffs on imports from most countries, including significant tariffs on imports from Canada, Mexico and China, leading to increasing trade and political tensions. In response to tariffs, other countries have implemented retaliatory tariffs on U.S. goods. There is substantial uncertainty about the duration of existing tariffs or pauses in tariffs, tariff levels and whether additional tariffs or other retaliatory actions may be imposed, modified or suspended. These actions and the related rising political tensions could negatively impact global macroeconomic conditions and the stability of global financial markets, which could have a material adverse effect on our business, financial condition and results of operations, including through increased supply chain costs.

We will need to raise substantial additional capital in the future to fund our operations and we may be unable to raise such funds when needed and on acceptable terms.

For the three and six months ended June 30, 2025, we incurred a net loss of $8.4 million and $15.1 million, respectively, and we had an accumulated deficit of $226.9 million since inception. As of June 30, 2025, we had cash and cash equivalents of $57.9 million. Because we have no current sources of revenue, we expect that we will need to raise capital again in the future to continue to fund our operations. When we elect to raise additional funds or when additional funds are required, we may raise such funds through public or private equity offerings, debt financings, corporate collaboration and licensing arrangements or other financing alternatives. These financing arrangements may not be available on acceptable terms, if at all. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may be prevented from developing our pharmaceutical candidates, pursuing acquisitions, and investing in other companies, including as a sponsor or investor in special purpose acquisition companies, licensing, development and commercialization efforts, and our ability to continue our operations, generate revenues, and achieve or sustain profitability may be substantially harmed.

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

Based on our evaluation of the ATO's taxpayer alert published in the fourth quarter of 2023, we believe that it is no longer reasonably assured that our full tax position would be sustained under an audit. Accordingly, we recorded a change in estimate that represents our estimate of the amount (inclusive of potential penalties) that no longer meets the reasonably assured threshold. We recorded an estimated accrued current liability of $1.5 million in our Condensed Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024. We may in the future be required to record additional changes in estimates, which could further increase our expenses and adversely affect our business and results of operations.

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

If third parties successfully challenge the validity of one or more of our patent applications, we may lose certain patent rights, even if previously granted by a patent office. For example, on August 18, 2023, Intas Pharmaceuticals Ltd. (Intas) filed a Petition for Post Grant Review with the Patent Trial and Appeal Board (PTAB) of the U.S. Patent and Trademark Office (USPTO), seeking to invalidate all claims related to one of our issued patents (U.S. Patent No. 11,572,334) titled “Methods for Making and Using Endoxifen”, and on January 29, 2025, the PTAB issued a final written decision finding all claims of U.S. Patent No. 11,572,334 were unpatentable. In addition, on April 3, 2025, Intas filed two separate petitions with the PTAB seeking to invalidate two additional patents. For more information regarding our legal proceedings, including these additional petitions, see Note 12 “Commitments and Contingencies” to the Condensed Consolidated Financial Statements.

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

None.

Issuer Purchases of Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(c) Trading Plans

During the three months ended June 30, 2025, no director or Section 16 officer adopted, modified, or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

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

Date: August 12, 2025

/s/Steven C. Quay
Chairman, President and Chief Executive Officer (On behalf of the registrant)

/s/Heather Rees
Chief Financial Officer (as Principal Financial and Accounting Officer)