Form 10-Q
period 2025-09-30
ATOSSA THERAPEUTICS, INC.
filed 2025-11-12
CIK 1488039

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 1, 2025, the registrant had 129,171,424 shares of common stock, $0.18 par value per share, outstanding.

ATOSSA THERAPEUTICS, INC.
QUARTERLY REPORT

FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

ATOSSA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share and per share data)

(Unaudited)

	September 30, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$51,845	$71,084
Restricted cash	110	110
Prepaid materials	3,143	2,098
Prepaid expenses and other current assets	580	1,165
Total current assets	55,678	74,457
Other assets	2,334	1,987
Total assets	$58,012	$76,444
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$3,536	$679
Accrued expenses	1,989	919
Payroll liabilities	1,125	1,862
Other current liabilities	1,575	1,507
Total current liabilities	8,225	4,967
Total liabilities	8,225	4,967
Commitments and contingencies (Note 13)	—	—
Stockholders' equity
Convertible preferred stock - $0.001 par value; 10,000,000 shares authorized; 577 and 582 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	—	—
Common stock - $0.18 par value; 350,000,000 shares authorized; 129,171,424 and 129,170,004 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	23,488	23,488
Additional paid-in capital	263,399	261,256
Treasury stock, at cost; 1,320,046 shares of common stock at September 30, 2025 and December 31, 2024	(1,475)	(1,475)
Accumulated deficit	(235,625)	(211,792)
Total stockholders' equity	49,787	71,477
Total liabilities and stockholders' equity	$58,012	$76,444

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ATOSSA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except share and per share data)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Operating expenses
Research and development	$5,370	$3,412	$15,029	$10,714
General and administrative	3,881	2,973	10,676	9,756
Total operating expenses	9,251	6,385	25,705	20,470
Operating loss	(9,251)	(6,385)	(25,705)	(20,470)
Impairment charge on investment in equity securities	—	(1,710)	—	(1,710)
Interest income	570	1,001	1,935	3,213
Other expense, net	(11)	(136)	(63)	(190)
Loss before income taxes	(8,692)	(7,230)	(23,833)	(19,157)
Income tax benefit	—	—	—	—
Net loss	(8,692)	(7,230)	(23,833)	(19,157)
Net loss per share of common stock - basic and diluted	$(0.07)	$(0.06)	$(0.18)	$(0.15)
Weighted average shares outstanding used to compute net loss per share - basic and diluted	129,171,424	125,772,664	129,170,623	125,608,794

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ATOSSA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(amounts in thousands, except share data)

(Unaudited)

								Total
	Convertible Preferred Stock		Common Stock		Additional	Treasury Stock	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Paid-in Capital	Amount	Deficit	Equity
Balance at December 31, 2023	582	$—	125,304,064	$22,792	$255,987	$(1,475)	$(186,288)	$91,016
Issuance of common stock upon warrant exercise	—	—	203,750	37	167	—	—	204
Stock-based compensation	—	—	—	—	417	—	—	417
Net loss	—	—	—	—	—	—	(5,878)	(5,878)
Balance at March 31, 2024	582	$—	125,507,814	$22,829	$256,571	$(1,475)	$(192,166)	$85,759
Issuance of common stock upon warrant exercise	—	—	100,000	18	82	—	—	100
Issuance of common stock upon option exercise	—	—	268,998	48	180	—	—	228
Shares withheld related to cashless exercise of options and taxes	—	—	(119,396)	(21)	(207)	—	—	(228)
Stock-based compensation	—	—	—	—	352	—	—	352
Net loss	—	—	—	—	—	—	(6,049)	(6,049)
Balance at June 30, 2024	582	$—	125,757,416	$22,874	$256,978	$(1,475)	$(198,215)	$80,162
Issuance of common stock upon option exercise	—	—	75,000	14	31	—	—	45
Shares withheld related to cashless exercise of options and taxes	—	—	(31,162)	(6)	(39)	—	—	(45)
Stock-based compensation	—	—	—	—	749	—	—	749
Net loss	—	—	—	—	—	—	(7,230)	(7,230)
Balance at September 30, 2024	582	$—	125,801,254	$22,882	$257,719	$(1,475)	$(205,445)	$73,681

								Total
	Convertible Preferred Stock		Common Stock		Additional	Treasury Stock	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Paid-in Capital	Amount	Deficit	Equity
Balance at December 31, 2024	582	$—	129,170,004	$23,488	$261,256	$(1,475)	$(211,792)	$71,477
Stock-based compensation	—	—	—	—	563	—	—	563
Net loss	—	—	—	—	—	—	(6,718)	(6,718)
Balance at March 31, 2025	582	$—	129,170,004	$23,488	$261,819	$(1,475)	$(218,510)	$65,322
Issuance of common stock upon Series B preferred stock conversion	(5)	—	1,420	—	—	—	—	—
Stock-based compensation	—	—	—	—	796	—	—	796
Net loss	—	—	—	—	—	—	(8,423)	(8,423)
Balance at June 30, 2025	577	$—	129,171,424	$23,488	$262,615	$(1,475)	$(226,933)	$57,695
Stock-based compensation					784			784
Net loss	—	—	—	—	—	—	(8,692)	(8,692)
Balance at September 30, 2025	577	$—	129,171,424	$23,488	$263,399	$(1,475)	$(235,625)	$49,787

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ATOSSA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(Unaudited)

	For the Nine Months Ended September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(23,833)	$(19,157)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation	2,143	1,518
Impairment charge on investment in equity securities	—	1,710
Depreciation	12	13
Loss on disposal of assets	—	3
Changes in operating assets and liabilities:
Prepaid materials	(1,045)	202
Prepaid expenses and other current assets	585	1,212
Other assets	(339)	(40)
Accounts payable	2,853	755
Accrued expenses	1,070	721
Payroll liabilities	(737)	(593)
Other current liabilities	68	(323)
Net cash used in operating activities	(19,223)	(13,979)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(16)	(19)
Net cash used in investing activities	(16)	(19)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of warrants	—	304
Net cash provided by financing activities	—	304

NET DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(19,239)	(13,694)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING BALANCE	71,194	88,570
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, ENDING BALANCE	$51,955	$74,876

RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents	$51,845	$74,766
Restricted cash	110	110
Total cash, cash equivalents and restricted cash	$51,955	$74,876

NON-CASH INVESTING AND FINANCING ACTIVITIES
Common Stock issued upon cashless exercise of stock options	$—	$273

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

NOTE 2: LIQUIDITY AND CAPITAL RESOURCES

The Company has incurred net losses and negative operating cash flows since inception. For the nine months ended September 30, 2025, the Company recorded a net loss of $23.8 million and used $19.2 million of cash in operating activities. As of September 30, 2025, the Company had $51.8 million in cash and cash equivalents and working capital of $47.5 million. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs, and it believes it will need to continue to raise substantial additional capital to accomplish its business plan over the next several years. Management believes its currently available cash and cash equivalents will be sufficient to finance the Company’s operations for at least one year from the date these Condensed Consolidated Financial Statements are issued. The Company plans to continue to fund its losses from operations and capital funding needs through a combination of public or private equity offerings, debt financings or other sources, including potential corporate collaborations, licenses and other similar arrangements. There can be no assurance as to the availability or terms upon which such financing and capital might be available in the future. If the Company is unable to secure additional funding, it may be forced to curtail or suspend its business plans.

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

In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included and have been prepared on the same basis as the annual consolidated financial statements. Operating results for the nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.

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

Restricted Cash

The Company’s restricted cash balance as of September 30, 2025 and December 31, 2024 consisted entirely of cash pledged as security for the Company’s issued commercial credit cards.

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

At each reporting period, the Company makes a qualitative assessment considering impairment indicators to evaluate whether the investment is impaired. If a qualitative assessment indicates that the investment is impaired, the Company estimates the investment's fair value. If the fair value is less than the investment's carrying value, an impairment charge is recorded in the Condensed Consolidated Statements of Operations equal to the difference between the carrying value and fair value and a new basis in the investment is established. Refer to Note 4 “Investment in Equity Securities” to the Condensed Consolidated Financial Statements.

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

The carrying amounts reflected in the accompanying Condensed Consolidated Balance Sheets for cash and cash equivalents, restricted cash, and accounts payable approximate their fair values due to their short-term nature. Refer to Note 9 “Fair Value of Financial Instruments” to the Condensed Consolidated Financial Statements.

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

NOTE 4: INVESTMENT IN EQUITY SECURITIES

The Company held an investment in Dynamic Cell Therapies, Inc. (DCT), a U.S. private company that was in the pre-clinical stage of developing novel Chimeric Antigen Receptor (CAR) T-cell therapies based on technology licensed from a leading U.S. cancer treatment and research institution. The Company determined that DCT is a VIE however, the Company does not consolidate DCT because it did not have the power to direct DCT’s economically significant activities.

The Company considered qualitative and quantitative impairment factors in determining if there were any signs of impairment of this investment as of September 30, 2024. Specifically, the Company considered continued concerns about the investee's ability to continue as a going concern, due to negative cash flows from operations and its inability to raise additional funding during the three and nine months ended September 30, 2024. Based on these impairment indicators, the Company performed a quantitative fair value measurement as of September 30, 2024. The impairment of the Company's Investment in equity securities required the estimation of fair value using unobservable inputs (a level 3 fair value measurement). The Company used the dynamic options approach, which required assumptions regarding (i) the expected average volatility of comparable companies, (ii) the expected term of the Company's investment, and (iii) an estimation of an appropriate risk-free interest rate over the term of the Company's investment. The expected stock price volatility assumption was based upon the average historic volatility of comparable public clinical stage immunotherapy or CAR-T companies. The expected term of the Company's investment was 3.0 years and the risk-free interest rate used was based upon prevailing short-term interest rates over the expected term of the investment. The dynamic options approach was weighted at a 5% outcome probability. An adjusted book value approach was also considered and weighted at a 95% probability due to (i) DCT's limited cash on hand at the time, (ii) status of fundraising efforts and (iii) the subsequent decision by DCT to lay off all employees and wind down operations. Based on the valuation, the Company concluded that the investment was impaired, and accordingly, an impairment charge of $1.7 million was recorded in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2024.

The following table summarizes the changes in the Company's fair value estimate of its Investment in equity securities (in thousands):

Balance as of January 1, 2024 Investment in equity securities	$1,710
Impairment charge on Investment in equity securities	(1,710)
Balance as of September 30, 2024 Investment in equity securities	$-

NOTE 5: PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following (in thousands):

	As of September 30,	As of December 31,
	2025	2024
Prepaid pre-clinical and clinical trial deposits	$180	$350
Prepaid insurance	103	628
Prepaid professional services	136	68
Other	161	119
Total prepaid expenses and other current assets	$580	$1,165

NOTE 6: ACCRUED EXPENSES

Accrued expenses consisted of the following (in thousands):

	As of September 30,	As of December 31,
	2025	2024
Accrued pre-clinical and clinical trial costs	$1,492	$700
Accrued professional services and other	497	219
Total accrued expenses	$1,989	$919

NOTE 7: PAYROLL LIABILITIES

Payroll liabilities consisted of the following (in thousands):

	As of September 30,	As of December 31,
	2025	2024
Accrued bonuses	$771	$1,305
Accrued vacation	204	226
Accrued payroll and benefits	150	331
Total payroll liabilities	$1,125	$1,862

NOTE 8: OTHER CURRENT LIABILITIES

In 2017, the Company formed a wholly owned subsidiary in Australia called Atossa Genetics AUS Pty Ltd. The purpose of this subsidiary is to perform R&D activities, including some of the Company’s clinical trials. Australia offers R&D cash rebates on qualified R&D activities incurred in the country. The Australian R&D tax incentive program is a self-assessment program, and as such, the Australian Taxation Office (ATO) has the right to review the Company’s program and related expenditures for a period of four years following the tax return filing date. If a review were to occur, a qualified program and its related expenditures could be disqualified by the ATO with interest and penalties. Based on the Company’s evaluation of the ATO's taxpayer alert in December 2023, the Company believed that it was no longer reasonably assured that the full tax position would be sustained under audit. Accordingly, as of September 30, 2025 and December 31, 2024, a liability of $1.5 million was included in Other current liabilities in the Condensed Consolidated Balance Sheets.

NOTE 9: FAIR VALUE OF FINANCIAL INSTRUMENTS

The following tables present the Company’s fair value hierarchy for all its financial assets and liabilities, by major security type, that are measured at fair value on a recurring basis (in thousands):

September 30, 2025	Estimated Fair Value	Level 1	Level 2	Level 3
Assets:
Money market fund	$50,476	$50,476	$—	$—

December 31, 2024	Estimated Fair Value	Level 1	Level 2	Level 3
Assets:
Money market fund	$68,543	$68,543	$—	$—

NOTE 10: STOCKHOLDERS’ EQUITY

Common Stock

The Company is authorized to issue 350,000,000 shares of common stock, par value $0.18 per share. The Company may offer, from time to time, to sell, in an "at the market offering", shares of our common stock up to an aggregate offering price of up to $100.0 million. We did not make any sales under the at the market offering facility during the year ended December 31, 2024 or during the three and nine months ended September 30, 2025.

Preferred Stock

The Company is authorized to issue a total of 10,000,000 shares of preferred stock, par value $0.001 per share. The Company has designated 750,000 shares of Series A junior participating preferred stock, par value $0.001 per share, 4,000 shares of Series A convertible preferred stock, par value $0.001 per share, 25,000 shares of Series B convertible preferred stock, par value $0.001 per share, and 20,000 shares of Series C convertible preferred stock, par value $0.001 per share, through the filings of certificates of designation with the Delaware Secretary of State. No shares of Series A junior participating preferred stock, Series A convertible preferred stock, or Series C convertible preferred stock, were outstanding as of September 30, 2025 and December 31, 2024.

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

During the three and nine months ended September 30, 2025, certain holders of the Series B convertible preferred stock exercised their conversion option and converted an aggregate of 5 shares of Series B convertible preferred stock into 1,420 shares of the Company’s common stock. No cash was exchanged in connection with the conversion. During the three and nine months ended September 30, 2024, there were no conversions of Series B convertible preferred stock.

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

Warrant Activity

There were no warrant exercises during the three and nine months ended September 30, 2025, and during the three months ended September 30, 2024. During the nine months ended September 30, 2024, the Company received approximately $0.3 million from the exercises of warrants, resulting in the issuance of 303,750 shares of common stock. In 2025, warrants granted in prior years expired as follows: 2,812,500 warrants granted in December 2020 expired on June 21, 2025; 4,500,000 warrants granted in January 2021 expired on July 8, 2025; and 10,525,000 warrants granted in March 2021 expired on September 22, 2025. No warrants remain outstanding at September 30, 2025.

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

The following table sets forth the weighted average number of shares of common stock excluded from the calculation of diluted net loss per share, because including them would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Options to purchase common stock	24,299,353	20,405,579	22,519,809	18,216,874
Series B convertible preferred stock	163,918	165,338	164,719	165,338
Warrants to purchase common stock	—	21,210,750	—	21,308,601
	24,463,271	41,781,667	22,684,528	39,690,813

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

As a result of the Company’s cumulative losses, management has concluded that a full valuation allowance against the Company’s net deferred tax assets is appropriate. Therefore, no income tax provision was recorded for the three and nine months ended September 30, 2025 and 2024.

NOTE 13: COMMITMENTS AND CONTINGENCIES

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

On November 3, 2025, the PTAB released a Decision Granting Institution of PGR for U.S. Patent No. 12,071,391 and a Decision Granting Institution of IPR for U.S. Patent No. 11,261,151. In these proceedings, the PTAB set a deadline of January 26, 2026 for the Company to respond to the 391 PGR Petition and the 151 IPR Petition.

The Company intends to continue to vigorously contest the 391 PGR Petition and the 151 IPR Petition and believes that the Patents were properly granted and include valid and enforceable claims and that the risk of experiencing financial loss related to the Petitions is remote. However, there can be no assurance that the Company will prevail in contesting either the 391 PGR Petition or the 151 IPR Petition.

From time to time, the Company is subject to other legal proceedings and claims that arise in the ordinary course of its business. The Company believes that these matters do not have a material effect, individually or in the aggregate, on its financial position, results of operations or cash flows.

Contractual Obligations

Contractual obligations represent the Company’s future cash commitments and liabilities under agreements with third party clinical trial service providers. Apart from contracts with one third-party clinical trial service provider, such agreements are cancellable upon written notice by the Company. The non-cancellable contracts expire upon completion of the clinical trial and release of the final report, or the contracts may be terminated by the clinical trial service provider, by the FDA or another governmental agency. As of September 30, 2025, the Company's estimated non-cancellable commitment was $7.8 million.

NOTE 14: STOCK BASED COMPENSATION

On May 15, 2020, the stockholders of the Company approved the 2020 Stock Incentive Plan (the 2020 Plan) to provide for the grants of equity-based awards to employees, officers, non-employee directors and other key persons providing services to the Company. No awards may be granted under the 2020 Plan after June 27, 2034. An aggregate of 30,000,000 shares of common stock is reserved for issuance in connection with awards granted under the 2020 Plan. As of September 30, 2025, 10,187,528 shares were available for future grants under the 2020 Plan.

The Company recognized stock-based compensation expense in the Condensed Consolidated Statements of Operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Research and development	$161	$204	$449	$440
General and administrative	623	545	$1,694	1,078
Total stock-based compensation expense	$784	$749	$2,143	$1,518

The following table shows a summary of all stock option activity for the nine months ended September 30, 2025:

	Number of Underlying Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Contractual Life Remaining in Years	Aggregate Intrinsic Value
Outstanding as of January 1, 2025	20,691,571	$1.60
Granted	4,377,147	0.98
Forfeited	(1,572,750)	1.35
Exercised	—	—
Expired	(3,435)	314.04
Outstanding as of September 30, 2025	23,492,533	$1.46	6.62	$445,924
Exercisable as of September 30, 2025	19,214,139	$1.56	6.00	$422,979
Vested and expected to vest	23,492,533	$1.46	6.62	$445,924

The Company did not grant any options to purchase shares of common stock to employees and directors during the three months ended September 30, 2025.

As of September 30, 2025, the unrecognized compensation cost associated with unvested options was $3.0 million. This expense is expected to be recognized over a weighted-average period of 1.3 years.

NOTE 15: DEFINED CONTRIBUTION PLAN

The Company has a defined contribution plan to which employees of the Company may defer contributions for income tax purposes. Participants are eligible to receive employer matching contributions up to 6% of deferrals. Employees may also be eligible for a discretionary match over 6%. Defined contribution plan employer matching contributions for the three and nine months ended September 30, 2025 were $48 thousand and $186 thousand, respectively, and $39 thousand and $153 thousand, respectively, for the same periods in 2024.

NOTE 16: SEGMENTS

The Company operates as a single segment. Operating segments are identified as the components of an enterprise of which separate discrete financial information is available for evaluation by the Chief Operating Decision Maker (the CODM) in making decisions regarding resource allocation and assessing performance. The measure of segment assets is reported on the balance sheets as total assets. To date, the Company's CODM has made such decisions and assessed performance at the Company-level as a single segment using information at the condensed consolidated financial statement level.

The CODM is Steven C. Quay, M.D., Ph D., the Company’s Chairman, President and CEO. The CODM utilizes Net Loss from the Condensed Consolidated Statement of Operations for the measure of segment loss.

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

Forward-Looking Statements

All statements made in this Quarterly Report on Form 10-Q (this report) that are not statements of historical fact, including statements regarding guidance, industry prospects or future results of operations or financial position, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act) and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). We have made these statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are subject to certain risks and uncertainties, which could cause actual results, outcomes and the timing of results or outcomes to differ materially from those projected or anticipated. Although we believe that our assumptions underlying our forward-looking statements are reasonable as of the date of this Quarterly Report, we cannot assure you that the forward-looking statements set out in this Quarterly Report will prove to be accurate. We may identify these forward-looking statements by the use of forward-looking words, including, but not limited to, “expect,” “potential,” “continue,” “may,” “will,” “should,” “could,” “would,” “seek,” “intend,” “plan,” “estimate,” “anticipate,” “future,” “believe,” “design,” “predict,” or the negative versions of these words or other similar expressions. Forward-looking statements contained in this Quarterly Report include, but are not limited to, statements about:

•
our ability to successfully execute our strategy to pursue a metastatic breast cancer indication for our lead program, (Z)-endoxifen, and to develop in parallel low dose (Z)-endoxifen for breast cancer reduction;
•
our ability to shorten our clinical development timelines and reduce future clinical development costs through an accelerated path to filing a New Drug Application (NDA), which is dependent on the timing and outcomes of submissions to and other interactions with the U.S. Food and Drug Administration (FDA);
•
the impact of general macroeconomic conditions, including the impact of inflation, high interest rates, general economic slowdown or a recession, foreign exchange rate volatility, changes in monetary policy, changes in trade policies, including tariffs or other trade restrictions or the threat of such actions, a prolonged shutdown of the U.S. federal government, and increasing geopolitical instability, including the conflict in Ukraine, the conflict in the Middle East and rising tensions between China and Taiwan, on our business, our ability to access capital markets, our operating costs and our supply chain;
•
the effects of natural disasters, pandemics, severe weather conditions and other events beyond our control;
•
whether we can obtain approval from the FDA, and foreign regulatory bodies, to continue our clinical trials, including our planned (Z)-endoxifen trials, and to sell, market and distribute our therapeutics under development;
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

•
our ability to successfully deploy artificial intelligence (AI) in our or our collaborators’ product candidates;
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
•
our ability to regain and maintain compliance with the continued listing requirements of the Nasdaq Capital Market (Nasdaq);
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

Company Overview

We are a clinical-stage biopharmaceutical company developing proprietary innovative medicines in areas of significant unmet medical need in oncology, with a focus on breast cancer and other breast conditions. Our lead drug candidate is oral (Z)-endoxifen, which we are developing for both the prevention and treatment of breast cancer, as well as in other therapeutic areas.

We have been granted U.S. and international patents covering our proprietary (Z)-endoxifen, and we have numerous applications pending in the U.S. and in other major countries. We have patent protection covering our proprietary (Z)-endoxifen through at least November 17, 2038.

Our business strategy is to advance our programs through clinical studies, including potentially with partners, and opportunistically add programs in areas of high unmet medical need through acquisition, minority investment, collaboration or internal development.

We are pursuing development of low dose (Z)-endoxifen for breast cancer risk reduction. On September 8, 2025, we announced that we requested a Type C meeting with the FDA to discuss a potential accelerated regulatory strategy for the development of low-dose (Z)-endoxifen for breast cancer risk reduction. This initiative followed an extensive review by external regulatory and legal experts of our clinical data and published scientific literature, which we believe supported the potential for a faster path to a New Drug Application (NDA) in the adjuvant, ductal carcinoma in situ (DCIS) and other high-risk breast cancer settings. On November 6, 2025, we received preliminary written comments from the FDA regarding the regulatory path for (Z)-endoxifen. We expect to meet with the FDA on November 17, 2025 to discuss a development plan intended to support filing an NDA, including the potential use of expedited programs where eligible. We will evaluate any implications for our plans and timelines following receipt of FDA meeting minutes, which are expected to be available in December 2025. While there can be no assurance of a favorable outcome, a successful alignment with the FDA could potentially materially shorten development timelines and reduce future clinical costs.

In parallel, in early 2025, we made a strategic decision to pursue a metastatic breast cancer indication for our lead program, (Z)-endoxifen. We believe that this approach may offer a more streamlined regulatory pathway to deliver (Z)-endoxifen to patients with urgent unmet medical needs as the current treatment options for metastatic breast cancer often provides limited durability of response and substantial side effects. (Z)-endoxifen, a potent and well-tolerated selective estrogen receptor modulator (SERM), has shown encouraging signs in previous clinical trials, which we believe supports its potential to fill this critical treatment gap. We have received positive written feedback from the FDA regarding our proposed global Phase 2 dose optimization trial for (Z)-endoxifen in patients with ER+/HER2- metastatic breast cancer affirming key elements of Atossa's clinical development plan and paving the way for a potential IND submission targeted for the fourth quarter of 2025.

Summary of Our Leading Programs

The following is a summary of the status of our major clinical development programs as of the date of this Quarterly report:

Category	Study	Arm	Details
Prevention	Karisma		•Phase 2: (Z)-endoxifen monotherapy •Mammographic Breast Density (MBD) reduction & prevention •Treatment phase completed, 24-mo durability ongoing
Prevention	DCIS		•Phase 2: (Z)-endoxifen monotherapy •Ductal Carcinoma In Situ (DCIS) •Enrolling
Neoadjuvant	Evangeline		•Phase 2: (Z)-endoxifen plus Ovarian Function Suppression (OFS) •ER+ / HER2- breast cancer •Enrolling
Neoadjuvant	ISPY 2 EOP	Monotherapy Arm	•Phase 2: (Z)-endoxifen completed •Cancer monotherapy Premenopausal ER+ / HER2- breast •3-week and 24-week 10 mg data reported
Neoadjuvant	ISPY 2 EOP	Combination Arm	•Phase 2: (Z)-endoxifen + CDK 4/6 inhibitor (Post-menopausal); (Z)-endoxifen + OFS (Pre-menopausal) •ER+ / HER2- invasive breast cancer •Initiated 4/24, initial readout expected 2026

(Z)-endoxifen. (Z) endoxifen is an active metabolite of tamoxifen, which is an FDA-approved drug to treat and prevent breast cancer in high-risk women. It is also referred to as a Selective Estrogen Receptor Modulator Degrader (SERM/D). We are developing a proprietary form of (Z)-endoxifen which is administered orally for the potential treatment of breast cancer and reduction of mammographic breast density. We have completed four Phase 1 clinical studies (including a study in men) and two Phase 2 clinical studies with our proprietary (Z)-endoxifen (including oral and topical formulations). We have also completed significant pre-clinical development and have developed clinical manufacturing capabilities through qualified third parties.

(Z)-endoxifen for Women with Mammographic Breast Density. Mammographic breast density (MBD) is an emerging public health issue. Almost half of the women in the world over the age of 40 have dense breasts, and there are currently no approved treatments to reduce breast density. Elevated breast density can make a mammogram more difficult to interpret because dense breast tissue and some abnormal breast changes, such as calcifications and tumors, appear as white areas in a mammogram. Women with the highest density are four to six times more likely to develop breast cancer in their lifetime, and more likely to develop cancer between mammograms compared to those with low breast density. The latter are sometimes referred to as "interval cancers," which are often larger, more advanced, and more difficult to treat.

In December 2021, we commenced a Phase 2 study of our proprietary oral (Z)-endoxifen. The study, known as the Karisma-(Z)-endoxifen study, was a Phase 2, randomized, double-blind, placebo-controlled, dose-response study of our proprietary oral (Z)-endoxifen in healthy premenopausal women with measurable mammographic breast density. The primary objective of the study was to determine the dose-response relationship of daily (Z)-endoxifen on breast density reduction. Secondary endpoints assessed safety and tolerability. The study was conducted in Stockholm, Sweden and included approximately 240 participants who received daily doses of oral (Z)-endoxifen or placebo for six months after enrollment, randomized to one of three arms: placebo, 1 mg of (Z)-endoxifen, or 2 mgs of (Z)-endoxifen. The study also included an exploratory endpoint to assess twenty-four month durability of the breast density changes. Top line data for this study is expected in the first quarter of 2026.

The study fully enrolled in November 2023 and in September 2024, the study concluded. The data showed the potential of low-dose (Z)-endoxifen to significantly reduce MBD, a key risk factor for breast cancer, with a favorable safety profile.

The 1 mg dose of (Z)-endoxifen reduced MBD by 17.3% (p<0.01), while the 2 mg dose achieved a reduction of 23.5% (p<0.01), compared to a minimal change in the placebo group of 0.27%. Plasma concentrations for (Z)-endoxifen were measured at 4.8 ng/mL and 9.7 ng/mL for the 1 mg and 2 mg arms, respectively, demonstrating the effectiveness of the lower dose in achieving significant MBD reductions. Importantly, no significant differences in adverse events were observed between the 1 mg dose and the placebo. The 2 mg dose was associated with higher rates of hot flashes, night sweats and vaginal discharge.

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

(Z)-endoxifen for Neoadjuvant Treatment of Breast Cancer. We are also developing (Z)-endoxifen to treat estrogen receptor positive (ER+) / human epidermal growth factor receptor 2 negative (HER2-) breast cancer in the neoadjuvant setting, which is the administration of a therapy before the main treatment, which is usually surgery. Although there are neoadjuvant treatments for breast cancers that are not ER+, there are few neoadjuvant treatments for ER+ breast cancer which comprises approximately 240,000 new cases or 78% of all breast cancers each year.

In October 2022, we received authorization from the FDA for our Investigational New Drug (IND) application for oral (Z)-endoxifen. The study, known as "EVANGELINE" is a Phase 2 randomized study assessing (Z)-endoxifen as neoadjuvant therapy in premenopausal women with primary ER+, HER2– breast cancer. The study will enroll approximately 190 patients across up to 25 U.S. sites, and consists of two parts.

In Part 1, a Pharmacokinetic (PK) Run-In Cohort evaluated two dose levels. A 40 mg per day cohort was initiated in February 2023 to assess if a plasma steady state concentration (Css) of 500 to 1000 ng/mL, which is required for optimal PKC-β inhibition, could be achieved. However, data showed that none of the patients in the 40 mg cohort reached the target Css. Subsequently, an 80 mg per day cohort was initiated and fully enrolled in July 2024. In this higher dose group, about 50% of patients receiving (Z)-endoxifen with goserelin and 38% of patients receiving (Z)-endoxifen alone attained the target plasma Css, with an average of 484 ng/mL. Importantly, tumor Css levels were found to be more than double the plasma levels, exceeding 500 ng/g in 90% of patients, and 85% of patients exhibited a 4-week Ki-67 response (≤10%), indicating substantial tumor suppression. (Z)-endoxifen was generally well tolerated, with no significant Grade 3 or 4 toxicities, although four gynecologic events (including one Grade 3 hemorrhagic ovarian cyst) were noted in the 80 mg group.

In January 2025, based on adverse events reported in 80 mg/day groups, as well as the findings reported on (Z)-endoxifen tissue and plasma Css, overall tolerability, and antitumor activity, the trial will proceed based on an amended protocol as a randomized trial that compares (Z)-endoxifen 40 mg/day plus OFS to exemestane plus OFS, using the 4-week Ki-67 reduction as the primary endpoint. Part 2 is expected to compare the two treatment arms based on baseline Ki-67 levels, and the aim is to evaluate the endocrine sensitive disease rate, pathologic complete response, and other key endpoints. The Treatment Cohort was initiated in April 2025. As of September 30, 2025, seven patients were enrolled in this study.

On October 6, 2025, we announced an amendment to our Phase 2 EVANGELINE study of (Z)-endoxifen in premenopausal women with newly diagnosed early-stage ER+/HER2- breast cancer. The study design has been updated to a single-arm, open-label, Phase 2 in premenopausal women with ER+/HER2– breast cancer in the pre-surgical setting. The initial EVANGELINE study design included 214 patients; and the amendment reduced the patient total to 40-65 patients. The study includes two Cohorts: Cohort A (signal-seeking), a two-stage futility design assessing the Week-4 Ki-67 ≤10% rate to allow early stop if not promising and Cohort B (estimation), assessing Week-24 objective response (RECIST 1.1, central review). The amended design will focus on objective, short-interval endpoints to inform development decisions efficiently while working to preserve patient safeguards.

In March 2023, a second neoadjuvant Phase 2 trial investigating oral (Z)-endoxifen as a treatment for women diagnosed with locally advanced ER+/HER2- breast cancer was initiated. This trial is a study arm in the ongoing I‑SPY 2 Endocrine Optimization Pilot (I-SPY 2 EOP). The I-SPY 2 EOP is a collaborative effort among academic investigators from major cancer research centers across the U.S., QLHC, the FDA, and the Foundation for the National Institutes of Health (FNIH) Cancer Biomarkers Consortium. This study included twenty women who received 10 mg of (Z)-endoxifen orally once daily for six cycles (each cycle = 28 days) or up to 24 weeks prior to surgery. Enrollment was completed in January 2024 and 3-week preliminary data results were reported on October 31, 2024.

On May 14, 2025 we reported updated results from this study which found that (i) 95% of participants (19/20 participants) completed at least 75% of planned dosing, (ii) median Ki-67 fell from 10.5% at baseline to 5% by Week 3, (iii) 65% of patients achieved Ki-67< 10% at Week 3 with suppression maintained at surgery, (iv) median functional tumor volume measurement (performed at baseline, Week 3, Week 12 and at surgery) decreased 77.7% from baseline to surgery, and (v) the longest tumor diameter in the participants from baseline to preoperative MRI was reduced by 36.8%. (Z)-endoxifen was well tolerated in this study with the most common side effects being mild, including hot flashes, insomnia, and fatigue. No dose reductions or discontinuations due to treatment related adverse events occurred during this study.

In April 2024, we announced our participation in a new study arm of the I-SPY 2 EOP which was initiated to evaluate our proprietary (Z)-endoxifen in combination with abemaciclib (VERZENIO®), a cyclin-dependent kinase (CDK) 4/6 inhibitor marketed by Eli Lilly and Company, in women with ER+/HER2- breast cancer. In June 2024, we announced that the study had been expanded to include 80 women with newly diagnosed ER+/HER2- invasive breast cancer. Currently enrolled and newly enrolled participants are expected to transition to or be initiated on 40 mg of (Z)-endoxifen (from 80 mg) once daily in combination with 150 mg of abemaciclib twice daily for a total of 24 weeks prior to surgery. The transition to the 40 mg dose from an 80 mg dose is the result of a protocol amendment approved in January 2025. Enrollment in this study is ongoing. On July 31, 2025 we amended the study to include an additional 8 premenopausal women, increasing the total number of participants to 88.

Research and Development Phase

We are in the research and development phase and are not currently marketing any products. We do not anticipate generating revenue until we develop and launch our pharmaceutical programs.

Commercial Lease Agreement

On September 22, 2025, we entered into an operating lease with 1448 NW Market Street Tenant LLC for additional office space in Seattle, Washington. We agreed to pay $3 thousand per month for 13 months commencing on November 1, 2025.

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

There have been no material changes to our critical accounting estimates during the nine months ended September 30, 2025 from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on March 25, 2025.

Results of Operations

Comparison of Three and Nine Months Ended September 30, 2025 and 2024

Revenue and Cost of Revenue. For the three and nine months ended September 30, 2025 and 2024, we had no source of revenue and no associated cost of revenue.

Operating Expenses. Total operating expenses were $9.3 million and $25.7 million for the three and nine months ended September 30, 2025, respectively, which was an increase of $2.9 million and $5.2 million from total operating expenses for the three and nine months ended September 30, 2024 of $6.4 million and $20.5 million, respectively. Factors contributing to the increased operating expenses in the three and nine months ended September 30, 2025 are explained below.

Research & Development (R&D) Expenses. The following table provides a breakdown of major categories within R&D expenses for the three and nine months ended September 30, 2025 and 2024, together with the dollar change and percentage change in those categories (dollars in thousands):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2025	2024	Increase	% Increase	2025	2024	Increase	% Increase
Research and Development Expense
Clinical and non-clinical trials	$4,318	$2,490	$1,828	73%	$11,154	$7,875	$3,279	42%
Compensation	723	701	22	3%	2,459	2,006	453	23%
Professional fees and other	329	221	108	49%	1,416	833	583	70%
Research and Development Expense Total	$5,370	$3,412	$1,958	57%	$15,029	$10,714	$4,315	40%

As (Z)-endoxifen is our only product candidate for which we currently incur R&D expenses, we have not further disaggregated R&D expenses by product candidate:

•
Clinical and non-clinical trial expenses increased $1.8 million and $3.3 million for the three and nine months ended September 30, 2025, respectively, compared to the three and nine months ended September 30, 2024, due to increases in spend related to our (Z)-endoxifen trials, including drug development costs.
•
The increase in R&D compensation expenses of $0.5 million for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, was primarily due to an increase in headcount. R&D compensation expense remained relatively flat for the three months ended September 30, 2025, compared to the same period in 2024.
•
The increases in R&D professional fees and other of $0.1 million and $0.6 million for the three and nine months ended September 30, 2025, respectively, compared to the three and nine months ended September 30, 2024, were primarily attributable to higher regulatory consulting fees in the 2025 periods related to our (Z)-endoxifen program.

General and Administrative (G&A) Expenses. The following table provides a breakdown of major categories within G&A expenses for the three and nine months ended September 30, 2025 and 2024, together with the dollar change and percentage change in those categories (dollars in thousands):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2025	2024	Increase (Decrease)	% Increase (Decrease)	2025	2024	Increase (Decrease)	% Increase (Decrease)
General and Administrative Expense
Compensation	$1,453	$1,342	$111	8%	$4,479	$3,698	$781	21%
Professional fees and other	2,246	1,425	821	58%	5,654	5,374	280	5%
Insurance	182	206	(24)	(12)%	543	684	(141)	(21)%
General and Administrative Expense Total	$3,881	$2,973	$908	31%	$10,676	$9,756	$920	9%

•
The increases in G&A compensation expenses of $0.1 million and $0.8 million for the three and nine months ended September 30, 2025, respectively, compared to the three and nine months ended September 30, 2024, were primarily due to increases in non-cash stock-based compensation expense of $0.1 million and $0.6 million, respectively.
•
The increases in G&A professional fees and other of $0.8 million and $0.3 million for the three and nine months ended September 30, 2025, compared to the three and nine months ended September 30, 2024, were primarily due to increases in legal fees of $0.7 million and $0.5 million, respectively, related to higher patent-related activity as well as other legal matters, partially offset by decreases in investor relations costs of $0.3 million due to changes in the timing of investor outreach programs.

Interest Income. Interest income was $0.6 million and $1.9 million for the three and nine months ended September 30, 2025, respectively, a decrease of $0.4 million and $1.3 million from interest income of $1.0 million and $3.2 million for the three and nine months ended September 30, 2024, respectively. The decreases were due to decreases in the average balance invested in our money market account.

Impairment Charge on Investment in Equity Securities. For the nine months ended September 30, 2024, we wrote down our Investment in equity securities by $1.7 million due to the impairment of our investment in Dynamic Cell Therapies, Inc. (DCT). Refer to Note 4 “Investment in Equity Securities” to the Condensed Consolidated Financial Statements.

Income Taxes. We did not record an income tax expense or benefit for the three and nine months ended September 30, 2025 and 2024 due to uncertainty regarding utilization of our net operating loss carryforwards and our history of losses.

Liquidity and Capital Resources

We are authorized to issue up to 350,000,000 shares of common stock, par value $0.18 per share. On November 19, 2024, we entered into an Open Market Sale AgreementSM with Jefferies LLC. We may offer, from time to time, to sell, in an "at the market offering," shares of our common stock up to an aggregate offering price of up to $100.0 million. We did not make any sales under the at the market offering facility during the three and nine months ended September 30, 2025.

Cash Flows

The following table shows a summary of our cash flows for the periods indicated (in thousands):

	For the Nine Months Ended September 30,
	2025	2024
	(unaudited)
Net cash used in operating activities	$(19,223)	$(13,979)
Net cash used in investing activities	(16)	(19)
Net cash provided by financing activities	—	304
Net decrease in cash, cash equivalents and restricted cash	$(19,239)	$(13,694)

We have incurred net losses and negative operating cash flows since inception. For the nine months ended September 30, 2025, we recorded a net loss of $23.8 million and used $19.2 million of cash and cash equivalents. As of September 30, 2025, we had $51.8 million in cash and cash equivalents and working capital of $47.5 million. We believe we have sufficient cash on hand to fund our projected operating requirements for at least the next 12 months.

Net Cash Flows from Operating Activities. During the nine months ended September 30, 2025 compared to the same period in 2024, net cash used in operating activities increased $5.2 million, primarily reflecting:

•
an increase of $2.7 million in cash used for clinical and non-clinical trials, including drug development costs;
•
an increase of $0.5 million in cash used for compensation due to an increase in full-time employees;
•
an increase of $0.7 million in cash used for professional fees primarily driven by cash paid for regulatory consulting fees related to our (Z)-endoxifen program, patent protection, and investor relations, partially offset by decreases in accounting fees; and
•
a decrease of $1.3 million in cash provided by interest income due to lower amounts invested in our money market account.

Net Cash Flows from Investing Activities. Net cash used in investing activities was $16 thousand and $19 thousand, for the nine months ended September 30, 2025 and 2024, respectively. Current and prior period cash used in investing activities was primarily related to purchases of new computers.

Net Cash Flows from Financing Activities. No cash was provided by or used in financing activities for the nine months ended September 30, 2025. Net cash provided by financing activities was $0.3 million for the nine months ended September 30, 2024 and consisted of proceeds from the exercise of warrants.

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

On February 21, 2025, we received a letter from Nasdaq informing us that we are not in compliance with Nasdaq Listing Rule 5550(a)(2) for continued listing on Nasdaq, because our common stock failed to maintain a minimum closing bid price of $1.00 per share for 30 consecutive business days. We had until August 20, 2025 to regain compliance with Nasdaq Listing Rule 5550(a)(2). On August 21, 2025, we received a letter from Nasdaq informing us that we are eligible for an additional 180 calendar day period or until February 17, 2026, to regain compliance. To regain compliance, the closing bid price of our common stock must be at least $1.00 per share for a minimum of 10 consecutive business days, unless Nasdaq exercises its discretion to require a minimum of up to 20 consecutive business days. Subsequent to September 30, 2025, our common stock traded above the minimum closing bid price of $1.00 for 10 consecutive business days. However, Nasdaq exercised its discretion to monitor our compliance for an additional 10 consecutive business days, during which time we did not maintain our common stock bid price above $1.00, and therefore we have not yet regained compliance.

Contractual Obligations

Our contractual obligations represent our future cash commitments and liabilities under agreements with third-party clinical trial service providers. Apart from contracts with one third-party clinical trial service provider, such agreements are cancellable upon written notice by us. The non-cancellable contracts expire upon completion of the clinical trial and release of the final report, or the contract may be terminated by the clinical trial service provider, by the FDA or another governmental agency. As of September 30, 2025, our estimated non-cancellable commitment was $7.8 million which will be paid over the term of the clinical trials.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2025, pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act).

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

Based on the evaluation of our disclosure controls and procedures as of September 30, 2025, our Principal Executive Officer and Principal Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended September 30, 2025, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are, and from time to time we may become, involved in legal proceedings or be subject to claims arising in the ordinary course of our business. For a discussion of our legal proceedings, refer to Note 13 “Commitments and Contingencies” to the Condensed Consolidated Financial Statements. We are not presently a party to any other legal proceedings that in the opinion of our management, if determined adversely to us, would individually or taken together have a material adverse effect on our condensed consolidated results of operations, financial condition or cash flows.

ITEM 1A. RISK FACTORS

Summary of Risk Factors

Our business is subject to a number of risks and uncertainties, including risks and uncertainties that may prevent us from achieving our business objectives or may adversely affect our business, clinical and commercialization activities, the manufacturing of our product candidates, intellectual property, third party relationships, competitive environment, product and environmental liabilities, and our common stock. Purchasing shares of common stock is an investment in our securities and involves a high degree of risk and uncertainty. You should carefully consider the following information about these risks and uncertainties, together with the other information contained in this Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2025, before purchasing our securities. If any of the following risks and uncertainties actually occur, our business, financial condition and results of operations may suffer. In that case, the market price of our common stock could decline, and you may lose part or all of your investment in our Company. These risks and uncertainties are discussed more fully below and include, but are not limited to, risks related to:

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

Since December 2015, our business has primarily focused on the development of novel therapeutics for the treatment of breast cancer and other breast conditions. We have a limited operating history and have incurred net losses each year. Our net loss for the three and nine months ended September 30, 2025, was $8.7 million and $23.8 million, respectively. We will continue to incur further losses in connection with costs for development of our programs, including ongoing and additional clinical studies.

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

Although we believe we have sufficient capital resources to fund our operations for at least the next 12 months based on our current business plan, our business plan may change and may require greater expenditures of capital than currently anticipated, in particular, due to expenditures relating to strategic transactions or due to increased supply chain costs. We have not yet established an ongoing source of revenue sufficient to cover operating costs and allow us to continue as a going concern. Our ability to continue as a going concern is dependent on obtaining adequate capital to fund operating losses until we become profitable. If we are unable to obtain adequate capital on reasonable terms, if at all, including due to macroeconomic factors, such as high interest rates, the inflationary environment, recessionary fears, foreign exchange rate volatility, instability in financial institutions, government shutdowns, changes in monetary policy, changes in trade policies, including tariffs and other trade restrictions or the threat of such actions, and rising geopolitical instability we may be unable to develop and commercialize our product offerings or increase our geographic reach and we could be forced to cease operations.

For example, the United States has announced tariffs on imports from most countries, including significant tariffs on imports from Canada, Mexico and China, leading to increasing trade and political tensions. In response to tariffs, other countries have implemented retaliatory tariffs on U.S. goods. In addition, in September 2025, the United States announced plans to impose up to 100% tariffs on imported branded or patented pharmaceuticals, subject to certain exceptions. There remains substantial uncertainty as to when such tariffs may go into effect, the level of such tariffs and whether such tariffs would apply to the importation of active pharmaceutical ingredients or bulk drug products that are intended for use in clinical trials and, more generally, about the duration of existing tariffs, tariff levels, implementation of announced tariffs, litigation challenging tariffs and whether additional tariffs or other retaliatory actions may be imposed, modified or suspended. These actions and the related rising political tensions could negatively impact global macroeconomic conditions and the stability of global financial markets, which could have a material adverse effect on our business, financial condition and results of operations, including through increased supply chain costs.

We will need to raise substantial additional capital in the future to fund our operations and we may be unable to raise such funds when needed and on acceptable terms.

For the three and nine months ended September 30, 2025, we incurred a net loss of $8.7 million and $23.8 million, respectively, and we had an accumulated deficit of $235.6 million since inception. As of September 30, 2025, we had cash and cash equivalents of $51.8 million. Because we have no current sources of revenue, we expect that we will need to raise capital again in the future to continue to fund our operations. When we elect to raise additional funds or when additional funds are required, we may raise such funds through public or private equity offerings, debt financings, corporate collaboration and licensing arrangements or other financing alternatives. These financing arrangements may not be available on acceptable terms, if at all. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may be prevented from developing our pharmaceutical candidates, pursuing acquisitions, and investing in other companies, including as a sponsor or investor in special purpose acquisition companies, licensing, development and commercialization efforts, and our ability to continue our operations, generate revenues, and achieve or sustain profitability may be substantially harmed.

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

We intend to use our capital resources to execute on our business plan, which may include acquiring or in-licensing programs and may also include the internal development of additional programs that may or may not be related to oncology. We may also use our capital resources to invest directly or indirectly in business opportunities in healthcare or other industries, including through purchases of equity in other companies and as a sponsor or as an equity investor in special purpose acquisition companies, and we may not be able to realize the expected business or financial benefits of these investments. For example, for the nine months ended September 30, 2024, we wrote down our Investment in equity securities by $1.7 million due to the impairment of our investment in Dynamic Cell Therapies, Inc. (DCT), a U.S. private company previously focused on Chimeric Antigen Receptor (CAR) T-cell therapies, which laid off all employees and ceased operations.

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

Based on our evaluation of the ATO's taxpayer alert published in the fourth quarter of 2023, we believe that it is no longer reasonably assured that our full tax position would be sustained under an audit. Accordingly, we recorded a change in estimate that represents our estimate of the amount (inclusive of potential penalties) that no longer meets the reasonably assured threshold. We recorded an estimated accrued current liability of $1.5 million in our Condensed Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024. We may in the future be required to record additional changes in estimates, which could further increase our expenses and adversely affect our business and results of operations.

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

Our commercial success will depend, in part, on our ability to obtain additional patents and licenses and to protect our existing patent position, both in the U.S. and in other countries, for therapeutics and related technologies, processes, methods, compositions, and other inventions that we believe are patentable, all of which provide limited protection and may not adequately protect our rights or permit us to gain or keep any competitive advantage. As of May 1, 2025, we owned and were pursuing 128 pending provisional and non-provisional patent applications (29 U.S. patent applications and 99 international patent applications, including one allowed U.S. application and two allowed international applications) and 19 issued patents (7 U.S. patents and 12 international patents). We continue to evaluate the full range of our technologies and file new patent applications consistent with our evolving business goals.

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

If third parties successfully challenge the validity of one or more of our patent applications, we may lose certain patent rights, even if previously granted by a patent office. For example, on August 18, 2023, Intas Pharmaceuticals Ltd. (Intas) filed a Petition for Post Grant Review with the Patent Trial and Appeal Board (PTAB) of the U.S. Patent and Trademark Office (USPTO), seeking to invalidate all claims related to one of our issued patents (U.S. Patent No. 11,572,334) titled “Methods for Making and Using Endoxifen”, and on January 29, 2025, the PTAB issued a final written decision finding all claims of U.S. Patent No. 11,572,334 were unpatentable. In addition, on April 3, 2025, Intas filed two separate petitions with the PTAB seeking to invalidate two additional patents. For more information regarding our legal proceedings, including these additional petitions, refer to Note 13 “Commitments and Contingencies” to the Condensed Consolidated Financial Statements.

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

As is the case with other biotechnology and pharmaceutical companies, our success is heavily dependent on our intellectual property, particularly on obtaining and enforcing patents. Obtaining and enforcing patents in the biotechnology and pharmaceutical industries involve both technological and legal complexity, and is therefore costly, time-consuming and inherently uncertain. For the past several years, the U.S. has conducted proceedings involving post-issuance patent review procedures, such as inter partes review (IPR), and post-grant review and covered business methods. These proceedings are conducted before the PTAB, of the USPTO. Each proceeding has different eligibility criteria and different patentability challenges that can be raised. In this regard, the IPR process permits any person (except a party who has been litigating the patent for more than a year) to challenge the validity of a U.S. patent on the grounds that it was anticipated or made obvious by prior art consisting of patents or printed publications. As a result, non-practicing entities associated with hedge funds, pharmaceutical companies who may be our competitors and others have challenged certain valuable pharmaceutical U.S. patents based on prior art through the IPR process. A decision in such a proceeding adverse to our interests could result in the loss of valuable patent rights, which would have a material adverse effect on our business, financial condition, results of operations and growth prospects. For example, we are currently contesting the 391 PGR Petition and the 151 IPR Petition. Refer to Note 13 “Commitments and Contingencies” to the Condensed Consolidated Financial Statements. Any potential future changes to the U.S. patent system could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business, financial condition, results of operations and growth prospects. Further, recent U.S. Supreme Court rulings have narrowed the scope of patent protection available in certain circumstances and weakened the rights of patent owners in certain situations. In particular, on March 20, 2012, the U.S. Supreme Court issued the Mayo Collaborative Services v. Prometheus Laboratories, Inc. decision, holding that several claims drawn to measuring drug metabolite levels from patient samples were not patentable subject matter. The full impact of the Mayo Collaborative Services v. Prometheus Laboratories, Inc. decision on diagnostic and certain method claims is uncertain. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents once obtained. Depending on decisions by the U.S. Congress, the federal courts, and the USPTO, the laws and regulations governing patents could change in unpredictable ways that could weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future. The standards that courts use to interpret patents are not always applied predictably or uniformly and may evolve, particularly as new technologies develop. In addition, changes to patent laws in the U.S. or other countries may be applied retroactively to affect the validity, enforceability, or term of our patent. For example, the U.S. Supreme Court has modified some legal standards applied by the USPTO in examination of U.S. patent applications, which may decrease the likelihood that we will be able to obtain patents and may increase the likelihood of challenges to patents we obtain or license.

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

As we work to align with the FDA on a development path for low-dose (Z)-endoxifen for breast cancer risk reduction and, in parallel, a metastatic breast cancer indication for (Z)-endoxifen, the scope, size, endpoints, or sequencing of required studies may change. Such changes could increase costs, extend timelines, or require modifications to our regulatory strategy. There can be no assurance that the FDA will agree with our proposed path that any expedited program will be available or granted or that we will be able to successfully complete the required studies on a timely basis or at all, which could have a material adverse effect on our business.

Disruptions at the FDA and other government agencies could negatively affect the review of our regulatory submissions, which could negatively impact our business.

The ability of the FDA to review and approve regulatory submissions can be affected by a variety of factors, including statutory, regulatory and policy changes, inadequate government budget funding levels or a reduction in the FDA’s workforce and its ability to hire and retain key personnel, disruptions caused by government shutdowns, public health crises, the FDA’s ability to accept the payment of user fees, and other events that may otherwise affect the FDA’s ability to perform routine functions. There have been mass layoffs of federal employees since the start of the current presidential administration in January 2025, the full impact of which is unclear at this time. Such disruptions, including further disruptions arising from the ongoing shutdown of the U.S. federal government that commenced in October 2025, could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business. In addition, the presidential administration has made and is expected to continue to make changes in the leadership of various U.S. federal regulatory agencies and changes to U.S. federal government policy that have led to, in some cases, legal challenges and uncertainty around the funding, functioning and policy priorities of the U.S. federal regulatory agencies, including the FDA.

We are unable to predict the extent to which the presidential administration may impose or seek to impose leadership or policy changes at the FDA or changes to rules and policies impacting our business and operations. It is unclear how these executive actions or other potential actions by the federal government will impact the FDA or other regulatory authorities that oversee our business. Government proposals to reduce or eliminate budgetary deficits may include reduced allocations to the FDA and other related government agencies. These budgetary pressures may reduce the FDA’s ability to perform its responsibilities, which could result in delays in our clinical trial timelines. If a significant reduction in the FDA’s workforce occurs, the FDA’s budget is significantly reduced or the current government shutdown is prolonged, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions or take other actions critical to the development or approval of our product candidates, which could have a material adverse effect on our business.

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

Further, from January 1, 2021, in addition to the GDPR, companies have to comply with the UK GDPR, which, together with the amended UK Data Protection Act 2018, retains the GDPR in UK national law. The UK GDPR mirrors the fines under the GDPR, i.e., fines up to the greater of £17.5 million or 4% of global turnover. The European Commission has adopted an adequacy decision in favor of the UK, enabling personal data transfers from E.U. member states to the UK without additional safeguards. However, the UK adequacy decision will automatically expire in December 2025 unless the European Commission re-assesses and renews/ extends that decision and remains under review (and may be modified or revoked) by the Commission during this period. In addition, transfers of personal data from the UK to other countries, including the EEA, are subject to specific transfer rules under the UK regime. Personal data may freely flow from the UK to the EEA, since the EEA is deemed to have an adequate data protection level for purposes of the UK regime. These UK international transfer rules broadly mirror the E.U. GDPR rules. With regard to the transfer of personal data from the UK to the U.S., from October 12, 2023, businesses in the UK can start to transfer personal data to U.S. organizations certified to the "UK Extension to the EU-US Data Privacy Framework" (UK Extension) under the UK GDPR, without the need for further safeguards. On March 21, 2022, the international data transfer agreement (IDTA) and the international data transfer addendum to the European Commission's standard contractual clauses (SCCs) for international data transfers (Addendum), and a document setting out transitional provisions, came into force and replaced the prior EU SCCs for purposes of the UK regime. The relationship between the UK and other jurisdictions in relation to certain aspects of data protection law remains unclear, and it is unclear how UK data protection laws and regulations will develop in the medium to longer term, and how personal data transfers to and from the UK will be regulated in the long term. These changes may lead to additional costs and increase our overall risk exposure.

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

On February 21, 2025, we received a letter from Nasdaq informing us that we are not in compliance with Nasdaq Listing Rule 5550(a)(2) for continued listing on Nasdaq, because our common stock failed to maintain a minimum closing bid price of $1.00 per share for 30 consecutive business days. We have until August 20, 2025 to regain compliance with Nasdaq Listing Rule 5550(a)(2). We had until August 20, 2025 to regain compliance with Nasdaq Listing Rule 5550(a)(2). On August 21, 2025, we received a letter from Nasdaq informing us that we are eligible for an additional 180 calendar day period or until February 17, 2026, to regain compliance. To regain compliance, the closing bid price of our common stock must be at least $1.00 per share for a minimum of 10 consecutive business days, unless Nasdaq exercises its discretion to require a minimum of up to 20 consecutive business days.

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
•
macroeconomic, industry, geopolitical and market conditions, including, but not limited to, high interest rates, the inflationary environment, general economic slowdown or a recession, foreign exchange rate volatility, financial institution instability, government shutdowns, changes in monetary policy, changes in trade policies including tariffs and other trade restrictions or the threat of such actions, and rising geopolitical instability, including the ongoing conflict in Ukraine, the conflict in the Middle East, and rising tensions between China and Taiwan;
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

None.

Issuer Purchases of Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(c) Trading Plans

During the three months ended September 30, 2025, no director or Section 16 officer adopted, modified, or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

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

Date: November 12, 2025

/s/Steven C. Quay
Chairman, President and Chief Executive Officer (On behalf of the registrant)

/s/Mark J. Daniel
Chief Financial Officer (as Principal Financial and Accounting Officer)