Form 10-K
period 2025-12-31
ATOSSA THERAPEUTICS, INC.
filed 2026-03-25
CIK 1488039

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2025

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from: to

Commission File Number: 001-35610

ATOSSA THERAPEUTICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	26-4753208
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1448 NW Market Street, Suite 500

Seattle, WA 98107

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

As of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates was $107,145,637. Shares of common stock held by each officer and director and by each person who is known by the Company to own 10% or more of the outstanding common stock have been excluded, as such persons may be deemed to be affiliates of the Company. This determination of affiliate status is not necessarily a conclusive determination of affiliate status for other purposes.

The number of shares outstanding of the registrant's common stock, par value $0.18, as of March 17, 2026, was 8,611,361.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s Definitive Proxy Statement for the registrant’s 2026 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2025.

ATOSSA THERAPEUTICS, INC.
2025 ANNUAL REPORT ON FORM 10-K

NOTE REGARDING FORWARD-LOOKING STATEMENTS

All statements made in this Annual Report on Form 10-K (this Annual Report) that are not statements of historical fact, including statements regarding guidance, industry prospects or future results of operations or financial position, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act) and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). We have made these statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are subject to certain risks and uncertainties, which could cause actual results, outcomes and the timing of results or outcomes to differ materially from those projected or anticipated. Although we believe that our assumptions underlying our forward-looking statements are reasonable as of the date of this Annual Report, we cannot assure you that the forward-looking statements set out in this Annual Report will prove to be accurate. We may identify these forward-looking statements by the use of forward-looking words, including, but not limited to, "expect," "potential," "continue," "may," "will," "should," "could," "would," "seek," "intend," "plan," "estimate," "anticipate," "future," "believe," "design," "predict," or the negative versions of these words or other similar expressions. Forward-looking statements contained in this Annual Report include, but are not limited to, statements about:

•
our ability to shorten our clinical development timelines and reduce future clinical development costs through an accelerated path to filing a New Drug Application, which is dependent on the timing and outcomes of submissions to and other interactions with the U.S. Food and Drug Administration (FDA);
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
•
our ability to pursue a Duchenne muscular dystrophy (DMD) indication or other indications for our lead program, (Z)-endoxifen (an active metabolite of Tamoxifen);
•
the success, costs and timing of our development activities, such as clinical trials, including whether our studies using our (Z)-endoxifen therapies will enroll a sufficient number of subjects in a timely fashion or be completed in a timely fashion or at all;
•
our ability to continue as a going concern;
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
•
our ability to successfully deploy artificial intelligence AI in our or our collaborators’ product candidates;
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
•
our eligibility for the Rare Pediatric Disease Priority Review Voucher (PRV) program and the value of a future PRV;
•
our ability to receive orphan-drug exclusivity for (Z)-endoxifen for DMD;
•
our ability to maintain compliance with the continued listing requirements of the Nasdaq Capital Market (Nasdaq);
•
the accuracy of our estimates of the size and characteristics of the markets that our products and services may address;
•
whether final study results will vary from preliminary study results that we may announce;
•
our expectations as to future financial performance, expense levels and capital sources;
•
our ability to attract and retain key personnel
•
our ability to raise capital; and
•
other risks and uncertainties, including those incorporated by reference in the section titled "Risk Factors."

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

CORPORATE INFORMATION

Our corporate website is located at www.atossatherapeutics.com. The information contained on or connected to our website is not deemed to be incorporated by reference into this Annual Report or filed with the Securities and Exchange Commission (the SEC) and should not be considered part of this Annual Report. We make available, free of charge through our website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other periodic SEC reports, along with amendments to all of those reports, as soon as reasonably practicable after we file the reports with the SEC.

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

PART I

ITEM 1. BUSINESS

Overview

We are a clinical-stage biopharmaceutical company developing proprietary innovative medicines in areas of significant unmet medical need in oncology, with a focus on breast cancer and other breast conditions. Our lead drug candidate is oral (Z)-endoxifen, a selective estrogen receptor modulator (SERM)/ selective estrogen receptor degrader (SERM/D) currently in Phase 2 clinical development. The Company is evaluating potential indications for (Z)-endoxifen based on its pharmacologic profile, including its potential for both reducing the risk of and for the treatment of breast cancer, as well as in other therapeutic areas.

We have been granted U.S. and international patents covering our proprietary (Z)-endoxifen, and we have numerous applications pending in the U.S. and in other major countries. We expect to have patent protection covering our proprietary (Z)-endoxifen through at least November 17, 2038.

Our business strategy is to advance our programs through clinical studies, including with potential partners, and opportunistically add programs in areas of high unmet medical need through acquisition, minority investment, collaboration, or internal development.

(Z)-endoxifen is the most active metabolite of Tamoxifen and is substantially more potent as an estrogen receptor antagonist than Tamoxifen and other approved SERMs. Unlike Tamoxifen, which requires metabolic activation through CYP2D6 and other liver enzymes, (Z)-endoxifen does not require first-pass metabolism to achieve therapeutic concentrations. As a result, its activity is not dependent on patient-specific metabolic variability.

(Z)-endoxifen is a small-molecule oral agent designed to directly inhibit estrogen receptor signaling, induce estrogen receptor degradation, and promote apoptosis in estrogen receptor positive (ER+) breast cancer cells. Preclinical and clinical data suggest that (Z)-endoxifen may inhibit clinically relevant ESR1 mutations associated with resistance to aromatase inhibitors and may also inhibit protein kinase C beta one (PKCβ1), resulting in downregulation of the AKT signaling pathway. We are evaluating (Z)-endoxifen across multiple settings within the ER+/human epidermal growth factor receptor 2 negative (HER2-) breast cancer treatment continuum, including neoadjuvant, adjuvant and breast density reduction indications.

In an ongoing neoadjuvant clinical study, (Z)-endoxifen has demonstrated early signs of anti-tumor activity. Reported results include one complete response and multiple partial responses, as well as substantial reductions in Ki-67 proliferation across dose levels. Tumor shrinkage was observed by MRI imaging, which is atypical for endocrine therapies that are generally cytostatic.

We are also supporting multiple collaborative and investigator-sponsored clinical studies evaluating (Z)-endoxifen in additional breast cancer settings. These studies are not fully funded by us and are intended to further characterize clinical activity, optimize endocrine therapy strategies, and inform future regulatory pathways.

Based on its mechanism of action, we are exploring the potential application of (Z)-endoxifen beyond breast cancer, including gynecological cancers, endocrine resistance driven by ESR1 mutations, as well as applications in other rare disease indications, including Duchenne Muscular Dystrophy (DMD), women carriers of DMD, and McCune-Albright Syndrome (MAS) in girls. In preclinical models of DMD, (Z)-endoxifen demonstrated muscle-protective, anti-inflammatory, and anti-fibrotic effects. We believe similar efficacy could potentially apply to women carriers of DMD. For MAS, we believe (Z)-endoxifen could potentially be an effective hormone blocker, significantly reducing the effects of early onset puberty in young girls. We have developed a proprietary manufacturing process for (Z)-endoxifen, including defined processes for the active pharmaceutical ingredient and drug product. The drug product is available in multiple dosage strengths and is supported by qualified suppliers and manufacturing redundancies.

Summary of Leading Oncology Programs

(Z)-endoxifen is currently being investigated in four Phase 2 trials:

Karisma-(Z)-endoxifen: We are developing our proprietary oral (Z)-endoxifen as a potential therapy to help reduce mammographic breast density (MBD). In December 2021, we initiated the Karisma-(Z)-endoxifen study, a Phase 2, randomized, double-blind, placebo-controlled, dose-response study evaluating the effect of low-dose (Z)-endoxifen on MBD in healthy premenopausal women with measurable MBD.

The study was conducted in Stockholm, Sweden and enrolled 240 participants who were randomized to receive daily oral dosing for six months of either placebo, 1 mg of (Z)-endoxifen, or 2 mg of (Z)-endoxifen. The primary endpoint was dose-response reduction in MBD. Secondary endpoints included safety and tolerability, and an exploratory endpoint assessed durability of MBD changes over 24 months. The study fully enrolled in November 2023 and concluded in June 2024 with database lock in September 2024. The follow up 24-month mammographic record review of participants is expected to conclude by the end of the first quarter in 2026. Durability data is expected to be received at the end of Q2.

The initial study data demonstrated that low-dose (Z)-endoxifen significantly reduced MBD compared to placebo. The 1 mg dose showed a mean MBD reduction of 17.3% (p<0.01) and the 2 mg dose showed a mean reduction of 23.5% (p<0.01), compared to a 0.27% change in the placebo group. Mean plasma concentrations were 4.8 ng/mL and 9.7 ng/mL in the 1 mg and 2 mg dose groups, respectively, indicating that substantial MBD reductions were achieved at relatively low systemic exposure. (Z)-endoxifen was generally well tolerated. No meaningful differences in adverse events were observed between the 1 mg dose group and placebo. The 2 mg dose group experienced higher rates of certain adverse events, including hot flashes, night sweats, and vaginal discharge.

We expect to report top-line data from the Karisma-(Z)-endoxifen study in the first half of 2026. Further development will depend on regulatory guidance, study outcomes, and available resources.

I-SPY 2 Endocrine Optimization Pilot (I-SPY): (Z)-endoxifen is being evaluated as a neoadjuvant therapy in patients with ER+/HER2- early breast cancer as well as in combination with other partner drugs such as CDK4/6 inhibitors and ovarian function suppression medications.

Results from the daily 10 mg dose demonstrated excellent tolerability, with approximately 95% of patients completing at least 75% of planned therapy and showing predominantly low-grade adverse events. Biologic activity was observed across multiple measures, including reductions in the Ki-67 proliferation index, median MRI functional tumor volume reduction of approximately 72%, and the clearance of circulating tumor DNA (ctDNA) in a majority of patients who were ctDNA-positive at baseline.

(Z)-endoxifen was well tolerated in this study with the most common side effects being mild, including hot flashes, insomnia and fatigue. At baseline, the average Ki-67% was 16% with a minimum of 2% and a maximum of 60%. At week 3, this decreased to an average of 10% with a minimum of 0% and a maximum of 35%. Ki-67 decreased below 10% in a majority of participants, including some patients with Ki-67 levels below 3%. At the time of surgery, the average Ki-67% remained at 10% and the majority of patients maintained Ki-67 levels below 10%, including certain patients with Ki-67 levels that remained below 3%. Results were similar in the postmenopausal and premenopausal groups.

Based on these findings, the study is being expanded to a 40 mg daily dose of (Z)-endoxifen in premenopausal and postmenopausal patients, targeting enhanced ERα antagonism and PKCβ1 inhibition, with or without combination therapy. For the expanded arms of this study, (Z)-endoxifen is being used in combination with two FDA approved drugs: 1) abemaciclib (VERZENIO®), a cyclin-dependent kinase (CDK) 4/6 inhibitor marketed by Eli Lilly and Company, and 2) elagolix (ORILISSA®), a prescription medicine used to treat moderate to severe pain associated with endometriosis marketed by AbbVie, Inc. More specifically, (Z)-endoxifen is being used in combination with abemaciclib in postmenopausal patients and in combination with elagolix for certain premenopausal patients where ovarian function suppression (OFS) treatment is required. Enrollment for the two primary arms of this expanded study using (Z)-endoxifen as a combination therapy is nearly complete and we expect to begin receiving data early in the second half of 2026. For the ongoing arms of the study involving premenopausal women, (Z)-endoxifen is being used combination with elagolix or GnRH Agonist. Enrollment is nearly complete for these arms, and we expect to begin receiving data in the second half of 2026.

RECAST DCIS (RECAST). We are participating in RECAST, a multicenter platform study evaluating whether short-term endocrine therapy combined with MRI response assessment can identify patients with low-risk ductal carcinoma in situ (DCIS) who may safely avoid surgery and pursue long-term active surveillance.

(Z)-endoxifen is being investigated as part of this platform trial, which offers women with DCIS six months of neoadjuvant treatment with the intent of determining their suitability for long-term active surveillance without surgery. Approximately 100 patients are expected to be treated with (Z)-endoxifen. Early findings from RECAST suggest that this “window of opportunity” approach is feasible and well tolerated. The study incorporates both a neoadjuvant therapy phase, with patients at high risk for progression to invasive disease proceeding to surgery, followed by an extended surveillance phase for low-risk patients.

Enrollment in this study is ongoing, and a substantial proportion of patients have elected to continue active surveillance following initial treatment and imaging assessment. These early observations support the potential of the therapy and assessment to reduce the risk of overtreatment in selected DCIS patients while maintaining oncologic safety.

Future efforts within RECAST are expected to focus on integrating advanced imaging modalities with molecular and transcriptomic biomarkers to help better predict progression risk, refine patient selection, and evaluate long-term outcomes, including invasive recurrence rates, durability of active surveillance, patient experience, and quality of life.

EVANGELINE: EVANGELINE is a Phase 2 study evaluating (Z)-endoxifen plus OFS compared to exemestane plus OFS as a neoadjuvant therapy in premenopausal women with ER+/HER2- breast cancer.

We believe this study addresses a significant unmet need among premenopausal patients who experience poor tolerability with aromatase inhibitor-based regimens combined with OFS. Pharmacodynamic run-in data demonstrated strong early biologic activity, with approximately 86% of patients achieving a Ki-67 value of 10% or less at Week 4. These early data results supported the selection of 40 mg (Z)-endoxifen with OFS for the randomized Phase 2 portion of the study.

The EVANGELINE study utilizes a Simon two-stage design to assess whether the regimen meets or exceeds a predefined Ki-67 response threshold of 65%. Secondary endpoints include safety and tolerability, residual cancer burden (RCB), preoperative endocrine prognostic index (PEPI) score, and MRI-based tumor response.

(Z)-Endoxifen in rare diseases

In addition to the oncology related indications, we believe that (Z)-endoxifen has potentially broader utility as a therapeutic platform in serious and rare diseases, many of which have significant unmet medical need. The following underscore the growing scientific evidence supporting the potential role of estrogen signaling modulation in muscle preservation and inflammation and highlight the potential versatility of our proprietary molecule beyond oncology.

Duchenne muscular dystrophy: DMD is a serious, progressive neuromuscular disease that primarily affects boys, leading to loss of muscle function, loss of ambulation, and life-threatening heart and respiratory complications. We believe that (Z)-endoxifen’s direct estrogen-receptor modulation, PKC inhibition, and effects on key signaling pathways could be relevant in addressing various pathologies associated with DMD, including inflammation, fibrosis, and cardiomyopathy. Through its potential ability to upregulate utrophin, (Z)-endoxifen may help stabilize muscle health, including muscle growth, repair, and fibrosis. FDA engagement commenced in Q4 2025.

In December 2025 and early in 2026, we received two FDA designations for (Z)-endoxifen for the treatment of DMD: 1) Rare Pediatric Disease Designation and 2) Orphan Drug Designation. We believe these designations provide us with several potential strategic benefits, including incentives, such as a potential Priority Review Voucher (PRV) for future FDA applications, other regulatory support, and potential market exclusivity for a period of time. PRVs, which were recently reauthorized by legislation, could create significant value to the Company and could represent meaningful, non-dilutive value opportunities, either through use in another program or monetization through sale to third parties.

Women carriers of DMD: (Z)-endoxifen has also shown potential relevance in symptomatic female Duchenne and Becker muscular dystrophy carriers, an under-recognized population in which a subset may experience skeletal-muscle symptoms or develop dilated cardiomyopathy in adult life. The work done in 2025, including our manuscript entitled, “(Z)-Endoxifen as a Modulator of Utrophin Pathways in Duchenne Muscular Dystrophy,” will continue to inform our hypotheses and potential clinical trial protocols in 2026. Additionally, we believe this condition meets the requirements of and could qualify for Orphan Drug Designation, and we intend to pursue this designation in the first half of 2026.

McCune-Albright Syndrome: MAS is a rare, non-inherited genetic disorder caused by a postzygotic GNAS mutation, affecting bones, skin, and the endocrine system, with symptoms typically appearing in early childhood. In young girls (as early as 2 years old), early onset puberty can occur (Precocious Puberty) which can have a very significant effect on quality of life and limit growth. We believe that (Z)-endoxifen could prove to be an effective hormone blocker and potentially significantly reduce the effects of Precocious Puberty until young girls reach a more typical age for the onset of puberty and related developmental changes. Given the age of impacted girls and the relatively small size of this impacted population, we expect to seek both Rare Pediatric Disease and Orphan Drug designations for MAS in the first half of 2026.

Potential Market Opportunities

The American Cancer Society (ACS) estimates that in the U.S. in 2026 approximately 321,910 new cases of invasive breast cancer will be diagnosed in women, approximately 60,730 new cases of DCIS will be diagnosed, and approximately 42,140 women will die from breast cancer. According to the National Breast Cancer Foundation, Inc, 2,670 men will be diagnosed with invasive breast cancer and one in eight women will be diagnosed with breast cancer in their lifetime. Approximately 70% of diagnosed breast cancers are ER+. According to a 2025 report by Strategic Market Research, the global ER+ breast cancer treatment market is anticipated to reach approximately $30 billion by 2030 and is projected to grow at a compound annual growth rate (CAGR) of approximately 7% through 2030. We believe that, based in part on a study by Defined Health Inc. (now Lumanity), a leading market research firm, the potential U.S. market for (Z)-endoxifen in each indication in breast cancer treatment and prevention settings could be up to $1 billion or more, annually.

Duchenne muscular dystrophy, DMD, is a rare, X-linked genetic neuromuscular disease characterized by progressive muscle degeneration and weakness, primarily affecting boys. Globally, it is estimated that more than 200,000 boys are affected by DMD with approximately 15,000 of those impacted located in the United States. The global therapeutics market for DMD treatment is estimated to be approximately $3 billion in 2025, and is projected to grow to potentially $10 billion by 2030.

Duchenne and Becker muscular dystrophies share genetic etiologies, and a proportion of female carriers may develop skeletal-muscle symptoms or dilated cardiomyopathy over their lifetimes. Carrier frequency estimates for dystrophin gene mutations in women are estimated to be approximately 1 in 1,000 women with up to 200,000 carriers in the United States. Carrier identification and reproductive risk assessment are typically conducted through expanded genetic carrier screening, which is part of a broader carrier screening market that was valued at more than $1 billion globally in 2025 and is projected to grow to multiple billions by the early 2030s.

McCune-Albright Syndrome (MAS) is a rare mosaic genetic disorder involving bone (fibrous dysplasia), café-au-lait skin pigmentation, and endocrine abnormalities, including precocious puberty, caused by somatic mutations in the GNAS gene. Prevalence estimates range from approximately 1 in 100,000 to 1 in 1,000,000 individuals, resulting in up to 80,000 patients worldwide and up to approximately 3,500 individuals in the United States annually. Treatment options for MAS are limited, with significant unmet medical need, and are estimated at as much as $1 billion annually within broader rare bone and endocrinology therapeutic markets.

Nasdaq Notice

On February 21, 2025, we received a letter from Nasdaq informing us that were not in compliance with Nasdaq Listing Rule 5550(a)(2) for continued listing on Nasdaq because our common stock failed to maintain a minimum closing bid price of $1.00 per share for 30 consecutive business days. To regain compliance, we were required to maintain a minimum closing bid price of our common stock of $1.00 per share for a minimum of 10 consecutive business days.

In order to regain compliance with Nasdaq Listing Rule 5550(a)(2), on February 2, 2026, we effected a 1-for-15 reverse stock split of our common stock. Our common stock began trading on a split-adjusted basis (above $1 per share) at the opening of the market on Monday, February 2, 2026. Subsequently, we were able to maintain a minimum closing bid price of $1.00 per share for the required 10 consecutive trading days, and we were notified by Nasdaq that we regained compliance with Nasdaq Listing Rule 5550(a)(2) on February 17, 2026.

Our Capital Resources

We have not yet established an ongoing source of revenue sufficient to cover our operating costs and allow us to continue as a going concern. Our ability to continue as a going concern is dependent on obtaining adequate capital to fund operating losses until we become profitable. We plan to obtain additional capital resources by selling our equity securities as well as short-term borrowing from banks, stockholders or other related parties, if needed. However, we cannot assure you that we will be successful in accomplishing any of these plans and, if we are unable to obtain adequate capital, we could be forced to cease operations or substantially curtail our activities. We do not anticipate any revenue until our pharmaceutical programs are developed, including receipt of all necessary regulatory approvals, and we successfully commercialize these programs. These conditions raise substantial doubt as to our ability to continue as a going concern. As of the date of filing this Annual Report, we expect our existing resources will be sufficient to fund our planned operations for the next 12 months; additional capital resources will be needed to fund operations longer-term.

As of December 31, 2025, we had cash and cash equivalents of approximately $41.3 million.

On November 19, 2024, we entered into an Open Market Sale AgreementSM (the Prior Agreement), with Jefferies LLC (Jefferies) to sell shares of our common stock. We did not sell any shares of our common stock under the Prior Agreement during 2024 or 2025.

On February 19, 2026, we delivered written notice to Jefferies terminating the Prior Agreement effective as of February 19, 2026. We were not subject to any termination penalties related to the termination of the Prior Agreement. On February 20, 2026, we entered into an At the Market Offering Agreement, dated February 20, 2026 (the Sales Agreement), with Rodman & Renshaw LLC (the “Sales Agent”), pursuant to which the we may offer and sell from time to time up to $50,000,000 of shares of our common stock through the Sales Agent as agent or principal.

Warrant Activity

During the year ended December 31, 2025, warrants granted in prior years expired as follows: 187,500 warrants granted in December 2020 expired on June 21, 2025; 300,000 warrants granted in January 2021 expired on July 8, 2025; and 701,667 warrants granted in March 2021 expired on September 22, 2025. No warrants were outstanding at December 31, 2025 and no warrants were exercised during 2025. During the year ended December 31, 2024, we received $3.7 million from the exercise of warrants, resulting in the issuance of 244,833 shares of common stock.

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

Research and development expenses for the years ended December 31, 2025 and 2024 were approximately $21.2 million and $14.1 million, respectively.

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

We own patents directed to (Z)-endoxifen and other therapies as well as patent applications directed to (Z)-endoxifen, immunotherapies and other therapies. We commonly seek patent claims directed to compositions of matter, including for (Z)-endoxifen, as well as methods of making and using such compositions. For each of our product candidates, we have filed multiple patent applications and expect to file additional patent applications. As of February 3, 2026, based on a review of our patent portfolio, we own and maintain 24 issued patents (8 U.S. patents and 16 international patents) and are pursuing 141 pending patent applications (30 U.S. patent applications and 111 international patent applications, including one allowed U.S. application and two allowed international applications) directed to our (Z)-endoxifen therapies, immunotherapies, such as CAR-T therapies, and other therapies. We continue to evaluate our patent portfolio on a regular basis and are no longer pursuing or maintaining patents, patent applications, or technologies that we have determined are no longer core to our business as a result of evolving business goals.

As of February 2, 2026, the following are the estimated number of patents we own related to our programs that we are currently pursuing.

	Issued Patents (1,2,3)		Pending Applications (1, 2, 3)		Estimated
	U.S.	International	U.S.	International	Expiry Date (3)
(Z)-endoxifen programs	7	16	18	83	2038 - 2047
Immunotherapy/CAR-T program	—	—	—	3	2037 - 2038
Other therapy programs	1	—	12	25	2030 - 2047

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

Drug Development

Nonclinical Testing. Before testing any compound in human subjects in the U.S., extensive nonclinical data are required. Nonclinical testing generally consists of safety, toxicology and pharmacology studies in animals. Many of these studies must be performed in compliance with the FDA’s GLP regulations and the U.S. Department of Agriculture’s Animal Welfare Act. In April 2025, the FDA published a roadmap to reduce animal testing in preclinical safety studies, including those required in INDs, with scientifically validated new approach methodologies (NAMs).

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

Drug Approval

Assuming successful completion of the required clinical testing, the results of the preclinical studies and of the clinical trials, together with other detailed information, including information on the manufacture and composition of the investigational product, are submitted to the FDA in the form of an NDA requesting approval to market the product for one or more indications. The testing and approval process requires substantial time, effort and financial resources. Submission of an NDA requires payment of a review user fee to the FDA, which is $4.682 million for fiscal year 2026. The FDA will review the application and may deem it to be inadequate to support commercial marketing, and there can be no assurance that any product approval will be granted on a timely basis, if at all. The FDA may also seek the advice of an advisory committee, typically a panel of clinicians practicing in the field for which the product is intended, for review, evaluation and a recommendation as to whether the application should be approved. The FDA is not bound by the recommendations of the advisory committee.

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

Unless otherwise required by regulation, PREA does not apply to any drug for an indication for which orphan designation has been granted, except that the PREA will apply to an original NDA for a new active ingredient that is orphan-designated if the drug is a molecularly targeted cancer product intended for the treatment of an adult cancer and is directed at a molecular target that the FDA determines to be substantially relevant to the growth or progression of a pediatric cancer. A drug can also obtain pediatric market exclusivity in the United States. Pediatric exclusivity, if granted, adds six months to existing exclusivity periods and patent terms. This six-month exclusivity, which runs from the end of other exclusivity protection or patent term, may be granted based on the voluntary completion of a pediatric study in accordance with an FDA-issued “Written Request” for such a study.

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

Orphan Drug Designation and Exclusivity

On January 16, 2026, we announced that FDA had granted orphan drug designation to Z-endoxifen for the treatment of Duchenne muscular dystrophy. Under the Orphan Drug Act of 1983, the FDA may grant orphan drug designation to a product candidate intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the United States, or 200,000 or more individuals in the United States for which there is no reasonable expectation that the cost of developing and making available in the United States a drug or biologic for this type of disease or condition will be recovered from sales in the United States for that product candidate. Orphan drug designation must be requested before submitting an NDA. After the FDA grants orphan drug designation, the identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. The orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review or approval process.

If a product that has orphan drug designation subsequently receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to orphan drug exclusive approval (or exclusivity), which means that the FDA may not approve any other applications, including a full NDA, to market the same product for the same approved use or indication for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity by means of greater effectiveness, greater safety or providing a major contribution to patient care or if the holder of the orphan drug exclusivity cannot assure the availability of sufficient quantities of the orphan drug to meet the needs of patients with the same use or indication for which the already-approved or licensed product was approved or licensed. Orphan drug exclusivity does not prevent the FDA from approving a different drug for the same disease or condition, or the same drug for a different disease or condition. Among the other benefits of orphan drug designation are tax credits for certain research and a waiver of the NDA application fee.

A designated orphan drug may not receive orphan drug exclusivity if it is approved for a use that is broader than the indication for which it received orphan drug designation. In addition, exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition.

Rare Pediatric Disease Designation and Priority Review Vouchers

Under the FDCA, as amended, the FDA incentivizes the development of drugs and biologics intended to treat conditions that meet the definition of a “rare pediatric disease,” defined to mean a serious or life-threatening disease in which the serious or life-threatening manifestations primarily affect individuals aged from birth to 18 years and the disease affects fewer than 200,000 individuals in the U.S. or affects more than 200,000 in the U.S. and for which there is no reasonable expectation that the cost of developing and making in the U.S. a drug for such disease or condition will be received from sales in the U.S. of such drug. On December 11, 2025, we announced that the FDA had granted rare pediatric disease designation to (Z)-endoxifen for DMD. The sponsor of a product candidate for a rare pediatric disease may be eligible for a voucher that can be used to obtain a priority review for a subsequent human drug or biologic application after the date of approval of the rare pediatric disease drug product, referred to as a PRV. A sponsor may request rare pediatric disease designation from the FDA prior to the submission of its biologics license application (BLA). A rare pediatric disease designation does not guarantee that a sponsor will receive a PRV upon approval of its BLA. Moreover, a sponsor who chooses not to submit a rare pediatric disease designation request may nonetheless receive a PRV upon approval of their marketing application if they request such a voucher in their original marketing application and meet all of the eligibility criteria. If a PRV is received, it may be sold or transferred an unlimited number of times. A rare pediatric disease PRV may only be granted if a designated drug is approved or licensed by September 30, 2029, unless Congress further extends the program.

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

Clinical Trials. The conduct of clinical trials for medicinal products in the E.U. is governed by Regulation (EU) No. 536/2014 (the Clinical Trials Regulation, or CTR), which became fully applicable on January 31, 2025 following the end of the transition period from the prior Clinical Trials Directive. Under the CTR, clinical trial applications and related information and data are submitted through the Clinical Trials Information System (CTIS), which now supports submission, assessment and oversight of all clinical trials in the E.U.

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

On December 15, 2021, the European Parliament and the Council adopted Regulation (EU) 2021/2282 (HTAR), a regulation on health technology assessment. HTAR entered into force on January 11, 2022 and applies from January 12, 2025 onwards, requiring, among other things, joint clinical assessments of certain new medicines for the treatment of cancer and advanced therapy medicinal products. This is followed by a further three-year transitional period during which EU member states must fully adapt to the new system, until eventually all medicinal products fall within the scope of HTAR as of 2030. It is intended to boost E.U. level cooperation among E.U. Member States in assessing health technologies, including new medicinal products, and providing the basis for cooperation at the E.U. level for joint clinical assessments in these areas. HTAR provides that E.U. Member States will be able to use common HTA tools, methodologies and procedures across the E.U., working together in four main areas, including joint clinical assessment of the innovative health technologies with the most potential impact for patients, joint scientific consultations whereby developers can seek advice from HTA authorities, identification of emerging health technologies to identify promising technologies early, and continuing voluntary cooperation in other areas. Individual E.U. Member States continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technology, and making decisions on pricing and reimbursement. The European Commission has stated that the role of the HTA regulation is not to influence pricing and reimbursement decisions in the individual E.U. Member States, but there can be no assurance that the HTA regulation will not have effects on pricing and reimbursement decisions. On February 3, 2025, the EC opened the first request submission period for joint scientific consultations under HTAR.

To obtain reimbursement or pricing approval in some countries, including the E.U. Member States, we may be required to conduct studies that compare the cost-effectiveness of our product candidates to other therapies that are considered the local standard of care. There can be no assurance that any country will allow favorable pricing, reimbursement and market access conditions for any of our products, or that it will be feasible to conduct additional cost-effectiveness studies, if required.

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

The manufacturing process for medicinal products in the E.U. is highly regulated and regulators may shut down manufacturing facilities that they believe do not comply with regulations. Manufacturing requires a manufacturing authorization, and the manufacturing authorization holder must comply with various requirements set out in the applicable E.U. laws, regulations and guidance, including Directive 2001/83/EC, Directive 2003/94/EC (repealed by Directive 2017/1572 on January 31, 2022), Regulation (EC) No 726/2004 and the European Commission Guidelines for Good Manufacturing Practice (GMP). These requirements include compliance with E.U. GMP standards when manufacturing medicinal products and active pharmaceutical ingredients, including the manufacture of active pharmaceutical ingredients outside of the E.U. with the intention to import the active pharmaceutical ingredients into the E.U. In April 2023, the EC published proposals to revise the E.U.’s general pharmaceutical legislation (including Directive 2001/83/EC and Regulation (EC) No 726/2004), and, on December 11, 2025, the Council of the European Union and the European Parliament reached a provisional agreement on the so-called “pharma package”; the final content and timing of any changes, and their impact on the regulatory framework applicable to medicinal products, remain uncertain. Similarly, the distribution of medicinal products into and within the E.U. is subject to compliance with the applicable E.U. laws, regulations and guidelines, including the requirement to hold appropriate authorizations for distribution granted by the competent authorities of the E.U. Member States. The manufacturer or importer must have a qualified person who is responsible for certifying that each batch of product has been manufactured in accordance with GMP, before releasing the product for commercial distribution in the E.U. or for use in a clinical trial. Manufacturing facilities are subject to periodic inspections by the competent authorities for compliance with GMP.

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

Data Privacy and Protection

Data protection laws and regulations have been adopted at the E.U. level (as applicable in the E.U., and in Iceland, Norway and Liechtenstein (together, the European Economic Area or EEA)), with related implementing laws in individual E.U. Member States which impose significant compliance obligations. The processing of personal data is mainly governed by the General Data Protection Regulation 2016/679/E.U. (GDPR), which came into effect on May 25, 2018. The GDPR applies to the processing of personal data carried out by companies not established in the EEA, where such processing relates to (a) the offering of goods or services to data subjects who are in the EEA, or (b) the monitoring of the behavior of data subjects who are in the EEA. It imposes a strict data protection compliance regime with severe monetary fines for noncompliance of up to the greater of 4% of total worldwide annual turnover of the preceding financial year or €20 million, and it provides data subjects with specific rights (such as the "right to be forgotten" and "portability" of personal data), obligations related to the legal basis of the processing, information provided to data subjects, implementation of appropriate security measures, personal data breach notification requirements, as well as restrictions on the processing of health data. E.U. Member States and EEA countries may also impose additional requirements in relation to health, genetic and biometric data through their national implementing legislation.

Furthermore, there is a growth towards the public disclosure and mandatory sharing of clinical trial data in the EEA which also adds to the complexity of processing health data from clinical trials. Such public disclosure obligations are provided in the E.U. Clinical Trials Regulation, EMA European Health Data Space Regulation disclosure initiatives, and voluntary commitments by industry.

Data protection authorities from the different E.U. Member States and EEA countries may interpret the GDPR differently, which adds to the complexity of processing personal data in the EEA, and guidance on implementation and compliance practices are often updated or otherwise revised.

In addition, the GDPR imposes specific restrictions on transfer of personal data to countries outside of the EEA that are not considered by the European Commission to provide an adequate level of data protection. Appropriate safeguards are required to enable such transfers. Among the appropriate safeguards that can be used, the data exporter may use standard contractual clauses (SCCs). When relying on the appropriate safeguards (including the SCCs), the data exporters with the assistance of the data importers, are also required to conduct a transfer risk assessment to verify if anything in the law and/or practices of the third country may impinge on the effectiveness of the safeguards in the context of the transfer at stake and, if so, to identify and adopt supplementary measures that are necessary to bring the level of protection of the data transferred to the E.U. standard of essential equivalence. Where no supplementary measure is suitable, the data exporter should avoid, suspend or terminate the transfer. With respect to transfers to the U.S., on July 10, 2023, the European Commission adopted its adequacy decision for the EU-U.S. Data Privacy Framework. This decision concludes that the U.S. provides an adequate level of protection for personal data transferred from the EEA to U.S. entities which have self-certified their compliance with the new EU-U.S. Data Privacy Framework. On the basis of the new adequacy decision, personal data can flow from the EEA to U.S. companies participating in the framework.

Privacy and Security of Health Information and Personal Information; Standard Transactions

We are subject to state and federal laws and implementing regulations relating to the privacy and security of the medical information of the patients we treat and other personal information we process. The principal federal legislation is the Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (collectively, HIPAA). Pursuant to HIPAA, the Secretary of the Department of Health and Human Services (HHS) has issued final regulations designed to improve the efficiency and effectiveness of the healthcare system by facilitating the electronic exchange of information in certain financial and administrative transactions, while protecting the privacy and security of the patient information exchanged. In January 2025, HHS proposed updates to the HIPAA Security Rule intended to enhance and clarify cybersecurity and safeguard requirements for electronic health information, which, if finalized, could increase compliance obligations.

A growing number of state statutes and regulations also regulate the privacy and security of patients’ medical and health information that is not regulated by HIPAA. These laws vary from state to state, and impose a range of obligations. For instance, the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020 (collectively, the CCPA), applies to personal information of consumers, business representatives, and employees, and imposes obligations on certain businesses that do business in California, including to provide specific disclosures in privacy notices and to honor certain rights afforded to California residents in relation to their personal information. Among various other information, personal health information falls under the CCPA's definition of personal information unless it is subject to HIPAA and in certain cases is also considered "sensitive personal information," a category of personal information that is subject to additional protections. Numerous other similar privacy laws have passed or are being considered in other states, as well as at the federal and local levels, some of which provide exemptions for health information that is subject to HIPAA, while others provide exemptions in certain circumstances to covered entities and business associates subject to HIPAA, further complicating compliance efforts and increasing legal risk and compliance costs for us and the third parties upon whom we rely.

Additionally, the use of artificial intelligence and machine learning tools by us and the third parties upon which we rely may be subject to rapidly evolving and sometimes conflicting global artificial intelligence, privacy, and consumer protection laws, regulations and guidance, including related to transparency, governance, bias, and discrimination.

International regulations, such as the GDPR and UK GDPR, also provide privacy protection to clinical trial participants of their personal health care information, as described herein. We intend to take appropriate steps to protect the privacy of our clinical study participants. However, the documentation and process requirements of applicable privacy and security regulations are complex and subject to interpretation. Failure to comply with applicable privacy and security regulations can result in the imposition of significant civil and/or criminal penalties, private litigation, loss of business and negative publicity. Privacy and security laws, regulations, and other obligations are constantly evolving, may conflict with each other to complicate compliance efforts, and can result in investigations, proceedings, or actions that lead to significant civil and/or criminal penalties and restrictions on data processing.

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

Other Healthcare Laws

Our products are subject to various other healthcare-related laws regulating fraud and abuse, R&D, pricing, sales and marketing practices, and the privacy and security of health information. Among other things, these laws and others generally (a) prohibit the provision of anything of value in exchange for the referral of patients or for the purchase, order, or recommendation of any item or service reimbursed by a federal healthcare program, including Medicare and Medicaid; (b) require that claims for payment submitted to federal healthcare programs be truthful and accurate; and (c) require the maintenance of certain government licenses and permits. Specific health-care laws and regulations that we are subject to include:

•
the federal Anti-Kickback Statute, which prohibits knowingly and willfully paying, offering, soliciting, or receiving remuneration to induce referrals or the purchase, ordering, or recommendation of items or services covered by federal healthcare programs;
•
the federal Physician Self-Referral Law, which prohibits a physician from making referrals for certain designated federally reimbursable health services to an entity with which he or she (or an immediate family member) has a financial relationship, and prohibits the entity from presenting or causing to be presented claims to government health care programs for those referred services;
•
the federal civil and criminal false claims laws, including the False Claims Act (FCA), which prohibits, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid or other federal healthcare programs that are false or fraudulent and which imposes treble damages and per-violation penalties and empowers private whistleblowers to sue in the name of the government and share in any recoveries. Moreover, the government or private whistleblowers may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the FCA;
•
the federal Civil Monetary Penalties Law, which prohibits, among other things, offering or transferring remuneration to a federal healthcare beneficiary that a person knows or should know is likely to influence the beneficiary's decision to order or receive items or services reimbursable by the government from a particular provider or supplier;
•
the federal Physician Payments Sunshine Act, which requires certain applicable manufacturers of drugs, devices, biologics and medical supplies for which payment is available under certain federal healthcare programs, to monitor and report to CMS, certain payments and other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors); certain other healthcare providers, including physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, certified nurse-midwives, and teaching hospitals; as well as ownership and investment interests held by physicians and their immediate family members;
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

Employees

As of the date of filing this Annual Report, we employ two executive officers and 14 full-time employees. We may hire additional employees as we develop our current and future programs.

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

ITEM 1A. RISK FACTORS

Summary of Risk Factors

Our business is subject to a number of risks and uncertainties, including risks and uncertainties that may prevent us from achieving our business objectives or may adversely affect our business, clinical and commercialization activities, the manufacturing of our product candidates, intellectual property, third party relationships, competitive environment, product and environmental liabilities, our ability to continue as a going concern and our common stock. Purchasing shares of common stock is an investment in our securities and involves a high degree of risk and uncertainty. You should carefully consider the following information about these risks and uncertainties, together with the other information contained in this Annual Report on Form 10-K for the year ended December 31, 2025, before purchasing our securities. If any of the following risks and uncertainties actually occur, our business, financial condition and results of operations may suffer. In that case, the market price of our common stock could decline, and you may lose part or all of your investment in our Company. These risks and uncertainties are discussed more fully below and include, but are not limited to, risks related to:

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
•
Rare pediatric disease designation for any of our product candidates does not guarantee that the NDA for the product will qualify for a priority review voucher upon approval, and it does not lead to a faster development or regulatory review process, or increase the likelihood that our product candidates will receive marketing approval.
•
We may not enjoy the market exclusivity benefits of our orphan drug designations.
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
•
We, or our wholly-owned subsidiary, could lose our ability to operate in Australia, or our subsidiary may be unable to benefit from the past or future R&D tax rebates available under current Australian regulations

Risks Related to our Intellectual Property

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

Risks Related to the Securities Markets and Investment in our Securities.

•
Our shares of common stock are listed on the Nasdaq Capital Market, but we cannot guarantee that we will be able to maintain compliance with the continued listing standards or satisfy the continued listing standards going forward.
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

In evaluating our business, you should carefully consider the following discussion of material risks, events and uncertainties that make an investment in us speculative or risky in addition to the other information included in this Annual Report. A manifestation of any of the following risks and uncertainties could, in circumstances we may or may not be able to accurately predict, materially and adversely affect our business and operations, growth, reputation, prospects, operating and financial results, financial condition, cash flows, liquidity and stock price. Some of the factors, events and contingencies discussed below may have occurred in the past, but the disclosures below are not representations as to whether or not the factors, events or contingencies have occurred in the past, and instead reflect our beliefs and opinions as to the factors, events, or contingencies that could materially and adversely affect us in the future. References to past events are provided by way of example only and are not intended to be a complete listing or a representation as to whether or not such factors have occurred in the past. The risks and uncertainties described below are not the only ones we face. Our operations could also be affected by factors, events or uncertainties that are not presently known to us or that we currently do not consider to present significant risks to our business. Therefore, you should not consider the following risks to be a complete statement of all the potential risks or uncertainties that we face.

Risks Related to our Business

We have a history of operating losses and expect to continue to incur losses in the future, and, as such, an investor cannot assess our profitability or performance based on past results.

Since December 2015, our business has primarily focused on the development of novel therapeutics for the treatment of breast cancer and other breast conditions. We have a limited operating history and have incurred net losses each year. Our net losses for the years ended December 31, 2025 and 2024 were $34.8 million and $25.5 million, respectively. We will continue to incur further losses in connection with costs for development of our programs, including ongoing and additional clinical studies.

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
continue as a going concern;
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

If we do not raise additional capital, we anticipate liquidity issues after the next twelve months and we may not continue as a going concern.

For the year ended December 31, 2025, we incurred a net loss of $34.8 million, and we had an accumulated deficit of $246.6 million. As of the date of filing this Annual Report, we expect that our existing resources should be sufficient to fund our planned operations for at least the next 12 months, however, additional capital resources will be needed to fund operations longer-term. We have not yet established an ongoing source of revenue sufficient to cover our operating costs and allow us to continue as a going concern. Our ability to continue as a going concern is dependent on obtaining adequate capital to fund operating losses until we become profitable. We plan to obtain additional capital resources by selling our equity securities as well as short-term borrowing from banks, stockholders or other related parties, if needed. However, we cannot assure you that we will be successful in accomplishing any of these plans and, if we are unable to obtain adequate capital on reasonable terms, if at all, we may be unable to develop and commercialize our product offerings or increase our geographic reach, and we could be forced to cease operations or substantially curtail our activities. We do not anticipate any revenue until our pharmaceutical programs are developed, including receipt of all necessary regulatory approvals, and we successfully commercialize these programs. These conditions raise substantial doubt as to our ability to continue as a going concern.

Macroeconomic factors could adversely impact our business and our ability to raise additional capital.

Our business and our ability to obtain adequate capital on reasonable terms, if at all, can be impacted by macroeconomic factors, such as high interest rates, the inflationary environment, recessionary fears, foreign exchange rate volatility, instability in financial institutions, government shutdowns, changes in monetary policy, changes in trade policies, including tariffs and other trade restrictions or the threat of such actions, and rising geopolitical instability. The United States has announced tariffs on imports from most countries, including significant tariffs on imports from Canada, Mexico and China, leading to increasing trade and political tensions. In response to tariffs, other countries have implemented retaliatory tariffs on U.S. goods. In addition, in September 2025, the United States announced plans to impose up to 100% tariffs on imported branded or patented pharmaceuticals, subject to certain exceptions (the Pharmaceutical Tariffs). There remains substantial uncertainty as to when such tariffs may go into effect, the level of such tariffs and whether such tariffs would apply to the importation of active pharmaceutical ingredients or bulk drug products that are intended for use in clinical trials and, more generally, about the duration of existing tariffs, tariff levels, implementation of announced tariffs, litigation challenging tariffs and whether additional tariffs or other retaliatory actions may be imposed, modified or suspended. For example, the U.S. Supreme Court ruled in February 2026 that certain tariffs imposed by the U.S. federal government under the

International Emergency Economic Powers Act exceeded presidential authority and therefore are invalid. However, tariffs imposed under different statutes (including the Pharmaceutical Tariffs, if implemented) were not directly impacted by the decision and therefore remain in place. These actions and the related rising political tensions could negatively impact global macroeconomic conditions and the stability of global financial markets, which could have a material adverse effect on our business, financial condition and results of operations, including through increased supply chain costs.

We will need to raise substantial additional capital in the future to fund our operations and we may be unable to raise such funds when needed and on acceptable terms.

For the years ended December 31, 2025 and 2024, we incurred a net loss of $34.8 million and $25.5 million, respectively, and we had an accumulated deficit of $246.6 million since inception. As of December 31, 2025 and 2024, we had cash and cash equivalents of approximately $41.3 million and $71.1 million, respectively. Because we have no current sources of revenue, substantial doubt exists about our ability to continue as a going concern, and we expect that we will need to raise capital again in the future to continue to fund our operations. When we elect to raise additional funds or when additional funds are required, we may raise such funds through public or private equity offerings, debt financings, corporate collaboration and licensing arrangements or other financing alternatives. These financing arrangements may not be available on acceptable terms, if at all. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may be prevented from developing our pharmaceutical candidates, pursuing acquisitions, and investing in other companies, including as a sponsor or investor in special purpose acquisition companies, licensing, development and commercialization efforts, and our ability to continue our operations, generate revenues, and achieve or sustain profitability may be substantially harmed.

For example, our ability to raise capital in the public capital markets, including through “at the market” offerings pursuant to our Sales Agreement with the Sales Agent, may be limited by, among other things, SEC rules and regulations impacting the eligibility of smaller companies to use Form S-3 for primary offerings of securities. Although alternative public and private transaction structures may be available, these may require additional time and cost, may impose operational restrictions on us, and may not be available on attractive terms.

If we raise additional funds by selling or issuing equity securities or equity-linked securities, including through our Sales Agreement, our stockholders will experience dilution and it may have an adverse effect on the price of our common stock. Debt financing, if available, would result in increased fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Any debt financing or additional equity, including securities convertible into or exercisable for equity securities, that we raise may contain terms, such as liquidation, conversion and other preferences, that are not favorable to us or our stockholders. If we raise additional funds through collaboration and licensing arrangements with third parties, it may be necessary for us to relinquish valuable rights to our technologies, future revenue streams or product candidates or to grant licenses on terms that may not be favorable to us. Should the financing we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, our business, operating results, financial condition and prospects could be materially and adversely affected, and we may be unable to continue our operations.

We may expend our capital resources in ways that you do not agree or that do not produce stockholder value.

We intend to use our capital resources to execute on our business plan, which may include acquiring or in-licensing programs and may also include the internal development of additional programs that may or may not be related to oncology. We may also use our capital resources to invest directly or indirectly in business opportunities in healthcare or other industries, including through purchases of equity in other companies and as a sponsor or as an equity investor in special purpose acquisition companies, and we may not be able to realize the expected business or financial benefits of these investments. For example, for the year ended December 31, 2024, we wrote down our Investment in equity securities by $1.7 million due to the impairment of our investment in Dynamic Cell Therapies, Inc. (DCT), a U.S. private company previously focused on Chimeric Antigen Receptor (CAR) T-cell therapies, which laid off all employees and ceased operations.

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

Our acquisitions of, collaborations with, licenses with and investments in, other businesses may not yield expected benefits, and our inability to successfully integrate these transactions may negatively impact our business, financial condition, and results of operations.

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

Our failure to address these risks or other problems encountered in connection with our past or future acquisitions and other transactions have in the past and could in the future cause us to fail to realize the anticipated benefits of such acquisitions and transactions, and result in higher than expected costs, the recording of asset impairment or restructuring charges and other actions which could negatively impact our business, financial condition, results of operations and our ability to execute on our strategic plan. For example, we incurred a $1.7 million impairment charge for the year ended December 31, 2024 in connection with our investment in DCT.

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

In addition, from time to time we expect to report interim, top-line or "preliminary" data for clinical trials, including for example the results reported in 2024 for our EVANGELINE study, a Phase 2 randomized study of (Z)-endoxifen as a neoadjuvant treatment for premenopausal women with estrogen receptor positive (ER+) / human epidermal growth factor receptor 2 negative (HER2-) breast cancer, and in 2025, for our Phase 2 Endocrine Optimization Pilot sub‑study within the I‑SPY 2 TRIAL evaluating low‑dose oral (Z)‑endoxifen as a neoadjuvant treatment in women with stage II/III ER+/HER2‑negative breast cancer. Such data are based on a preliminary analysis of then-available efficacy and safety data, and such findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. Interim, top-line or preliminary data are based on important assumptions, estimations, calculations and information then available to us to the extent we have had, at the time of such reporting, an opportunity to fully and carefully evaluate such information in light of all surrounding facts, circumstances, recommendations and analyses. As a result, interim, top-line or "preliminary" results may differ from future/final results, or different conclusions or considerations may qualify such results once existing data have been more fully evaluated. In addition, third parties, including regulatory agencies, may not accept or agree with our assumptions, estimations, calculations or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the ability to obtain approvals, or commercialization of the particular compound and our business generally.

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

We have received Rare Pediatric Disease designation by the FDA for (Z)-Endoxifen for Duchenne Muscular Dystrophy. However, Rare Pediatric Disease designation for any of our product candidates does not guarantee that the NDA for the product will qualify for a priority review voucher upon approval, and it does not lead to a faster development or regulatory review process, or increase the likelihood that our product candidates will receive marketing approval.

Under the Rare Pediatric Disease Priority Review Voucher program, upon the approval of a qualifying NDA for the treatment of a rare pediatric disease, the sponsor of such an application would be eligible for a rare pediatric disease PRV that can be used to obtain priority review for a subsequent BLA or NDA. Currently, a rare pediatric disease PRV may be issued only if the FDA approves the BLA or NDA on or before September 30, 2029. Designation of a drug for a rare pediatric disease does not guarantee that an NDA will meet the eligibility criteria for a rare pediatric disease PRV at the time the application is approved. A rare pediatric disease PRV may only be granted if a designated drug is approved or licensed by September 30, 2029, unless Congress further extends the program. If Congress does not extend this program, we may not meet the deadline for PRVs to be granted for our current programs given the expected timeline of development. Additionally, a rare pediatric disease designation does not lead to faster development or regulatory review of the product or increase the likelihood that it will receive marketing approval.

We may not enjoy the market exclusivity benefits of our orphan drug designations.

Although we may obtain orphan designations in the treatment of certain diseases our products are intended to treat, the designation may not be applicable to any particular product we might get approved and that product may not be the first product to receive approval for that indication. Under the Orphan Drug Act, the first approved product with an orphan designation receives market exclusivity, which prohibits the FDA from approving the “same” drug for the same indication. The FDA has stated that drugs can be the “same” even when they are not identical. It is possible that another drug that the FDA considers to be the “same” as (Z)-endoxifen could be approved for the treatment of a disease that one of our orphan products is intended to treat before our product is approved, which means that we may not obtain orphan drug exclusivity and could also potentially be blocked from approval until the first product’s orphan drug exclusivity period expires or we demonstrate, if we can, that our product is superior. Further, even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drugs can be approved for the same condition. Even after an orphan drug is approved and granted orphan drug exclusivity, the FDA can subsequently approve the same drug for the same condition if the FDA concludes that the later drug is safer, more effective or makes a major contribution to patient care. Further, orphan drug exclusivity can be lost if the FDA later determines that the request for designation was materially defective or if the applicant is unable to assure the availability of sufficient quantities of the drug to meet the needs of patients with the same approved indication or use for which the drug was approved. Orphan Drug designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process.

We do not know if, when, or how the FDA, Congress, or future judicial challenges may change the orphan drug regulations and policies in the future, and it is uncertain how any changes might affect our business. Depending on what changes the FDA may make to its orphan drug regulations and policies, our business could be adversely impacted. In view of the overturn of the Chevron doctrine in Loper Bright Enterprises v. Raimondo, this landmark Supreme Court decision may invite various stakeholders to bring lawsuits against the FDA to challenge longstanding decisions and policies, including regulatory exclusivities, which could lead to uncertainties in the industry. Further, changes in the leadership of the FDA and other federal agencies under the Trump administration may lead to new policies and changes in the regulations and operations of the FDA, which may impact our clinical development plans.

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

In addition, our employees and personnel or our vendors or partners may use AI, including generative AI, technologies to perform their work or in their operations, and the disclosure and use of personal information in AI technologies is subject to various privacy laws and other privacy obligations. Governments have passed and are likely to pass additional laws regulating AI, controlling for data bias and anti-discrimination. Any use of this technology could result in additional compliance costs, regulatory investigations and actions, and consumer lawsuits.

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

We or our collaborators may integrate AI, including generative AI, and machine learning tools in connection with drug discovery efforts and the development of our product candidates. As a rapidly evolving technology, the use of AI is subject to numerous risks and uncertainties, including operational, technical, legal, compliance, privacy, data security, ethical, competitive and reputational risks. Machine learning and predictive analytics may produce flawed, biased, incomplete, overbroad or inaccurate results, which could negatively impact the development of our or our collaborators’ product candidates and expose us to competitive and reputational harm. Developing, testing and deploying resource-intensive AI systems, or supporting our collaborator’s development of such systems, including our sponsorship of the Phase 2 SMART study seeking to validate an AI-driven breast cancer risk assessment model, may require significant investment and increase our costs, and there is no guarantee that any such investment will lead to the discovery of new product candidates, eventual regulatory approval or commercialization of any product candidates, or acceleration of, or reduction in, costs associated with the drug discovery, development or approval timeline. Our inability, or our collaborators' inability, to successfully use AI-enabled tools in the discovery or development of product candidates, or lack of public acceptance of such products, could adversely affect our business, reputation and financial results.

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

Based on our evaluation of the ATO's taxpayer alert published in the fourth quarter of 2023, we believe that it is no longer reasonably assured that our full tax position would be sustained under an audit. Accordingly, we recorded a change in estimate that represents our estimate of the amount (inclusive of potential penalties) that no longer meets the reasonably assured threshold. We recorded an estimated accrued current liability of $1.1 million and $1.5 million in our Consolidated Balance Sheets as of December 31, 2025 and December 31, 2024, respectively. We may in the future be required to record additional changes in estimates, which could further increase our expenses and adversely affect our business and results of operations.

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

Our commercial success will depend, in part, on our ability to obtain additional patents and licenses and to protect our existing patent position, both in the U.S. and in other countries, for therapeutics and related technologies, processes, methods, compositions, and other inventions that we believe are patentable, all of which provide limited protection and may not adequately protect our rights or permit us to gain or keep any competitive advantage. As of February 2, 2026, we owned and were pursuing 141 pending provisional and non-provisional patent applications (30 U.S. patent applications and 111 international patent applications, including one allowed U.S. application and two allowed international applications) and 24 issued patents (8 U.S. patents and 16 international patents). We continue to evaluate the full range of our technologies and file new patent applications consistent with our evolving business goals.

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

If third parties successfully challenge the validity of one or more of our patent applications, we may lose certain patent rights, even if previously granted by a patent office. For example, on August 18, 2023, Intas Pharmaceuticals Ltd. (Intas) filed a Petition for Post Grant Review with the Patent Trial and Appeal Board (PTAB) of the U.S. Patent and Trademark Office (USPTO), seeking to invalidate all claims related to one of our issued patents (U.S. Patent No. 11,572,334) titled “Methods for Making and Using Endoxifen”, and on January 29, 2025, the PTAB issued a final written decision finding all claims of U.S. Patent No. 11,572,334 were unpatentable. In addition, on April 3, 2025, Intas filed two separate petitions with the PTAB seeking to invalidate two additional patents. For more information regarding our legal proceedings, including these additional petitions, refer to Note 13 “Commitments and Contingencies” to the Consolidated Financial Statements.

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

As is the case with other biotechnology and pharmaceutical companies, our success is heavily dependent on our intellectual property, particularly on obtaining and enforcing patents. Obtaining and enforcing patents in the biotechnology and pharmaceutical industries involve both technological and legal complexity, and is therefore costly, time-consuming and inherently uncertain. For the past several years, the U.S. has conducted proceedings involving post-issuance patent review procedures, such as inter partes review (IPR), and post-grant review (PGR) and covered business methods. These proceedings are conducted before the PTAB, of the USPTO. Each proceeding has different eligibility criteria and different patentability challenges that can be raised. In this regard, the IPR process permits any person (except a party who has been litigating the patent for more than a year) to challenge the validity of a U.S. patent on the grounds that it was anticipated or made obvious by prior art consisting of patents or printed publications. As a result, non-practicing entities associated with hedge funds, pharmaceutical companies who may be our competitors and others have challenged certain valuable pharmaceutical U.S. patents based on prior art through the IPR process. A decision in such a proceeding adverse to our interests could result in the loss of valuable patent rights, which would have a material adverse effect on our business, financial condition, results of operations and growth prospects. For example, we are currently contesting the 391 PGR Petition and the 151 IPR Petition. Refer to Note 13 “Commitments and Contingencies” to the Consolidated Financial Statements. Any potential future changes to the U.S. patent system could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business, financial condition, results of operations and growth prospects. Further, recent U.S. Supreme Court rulings have narrowed the scope of patent protection available in certain circumstances and weakened the rights of patent owners in certain situations. In particular, on March 20, 2012, the U.S. Supreme Court issued the Mayo Collaborative Services v. Prometheus Laboratories, Inc. decision, holding that several claims drawn to measuring drug metabolite levels from patient samples were not patentable subject matter. The full impact of the Mayo Collaborative Services v. Prometheus Laboratories, Inc. decision on diagnostic and certain method claims is uncertain. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents once obtained. Depending on decisions by the U.S. Congress, the federal courts, and the USPTO, the laws and regulations governing patents could change in unpredictable ways that could weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future. The standards that courts use to interpret patents are not always applied predictably or uniformly and may evolve, particularly as new technologies develop. In addition, changes to patent laws in the U.S. or other countries may be applied retroactively to affect the validity, enforceability, or term of our patent. For example, the U.S. Supreme Court has modified some legal standards applied by the USPTO in examination of U.S. patent applications, which may decrease the likelihood that we will be able to obtain patents and may increase the likelihood of challenges to patents we obtain or license.

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

Our commercial success depends in part on our avoiding infringement of the patents and proprietary rights of third parties, including the intellectual property rights of competitors. There is a substantial amount of litigation, both within and outside the U.S., involving patents and other intellectual property rights in the medical device and pharmaceutical fields, as well as administrative proceedings for challenging patents, including IPR, PGR, derivation, and reexamination proceedings before the USPTO or oppositions and other comparable proceedings in various foreign jurisdictions. For example, we are currently contesting the 391 PGR Petition and the 151 IPR Petition. These procedures bring uncertainty to the possibility of challenges to our patents in the future, including those patents perceived by our competitors as blocking entry into the market for their products, and the outcome of such challenges. Any such proceedings could result in revocation or amendment to our patents in such a way that they no longer cover our drug product candidates. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art and that prior art that was cited during prosecution, but not relied on by the patent examiner, will not be revisited. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we are developing our products. As the medical device, biotechnology, and pharmaceutical industries expand and more patents are issued, the risk increases that our activities related to our products may give rise to claims of infringement of the patent rights of others.

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

We may use PTAB proceedings to challenge the validity of third-party intellectual property.

We actively manage risks and opportunities associated with third-party intellectual property rights. From time to time, we may identify patents or other IP held by third parties that we believe could impact our business operations, competitive position, or future commercial opportunities. In response, we may elect to challenge the validity of such third-party intellectual property by initiating proceedings before the United States Patent and Trademark Office’s Patent Trial and Appeal Board (PTAB), such as IPR or PGR.

We may pursue these PTAB challenges for strategic business reasons, including but not limited to: (i) reducing the risk of future litigation involving third-party intellectual property; (ii) improving our negotiating position in connection with licenses, partnerships, or acquisitions; (iii) removing perceived barriers to the development, commercialization, or sale of our products or services; and (iv) promoting freedom to operate in key technology areas.

Importantly, we may initiate PTAB proceedings regardless of whether the Company has been accused of infringement or whether we believe it currently infringes any such third-party intellectual property. The decision to challenge third-party intellectual property may be based on a variety of strategic considerations, including the potential impact of the intellectual property on our business, legal developments in relevant technology fields, or competitive dynamics within the industry.

There can be no assurance as to the outcome of any such PTAB proceedings. Adverse decisions in these or other proceedings could result in us having to seek licenses, modify our products or services, or cease certain activities, which could have a material adverse effect on our business, financial condition, or results of operations.

For more information regarding our legal proceedings, including these additional petitions, refer to Note 13 “Commitments and Contingencies” to the Consolidated Financial Statements.

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

In January 2025, an executive order entitled “Unleashing Prosperity Through Deregulation”, was issued which calls for at least 10 existing regulations to be repealed whenever an executive department or agency publicly proposes for notice and comment or otherwise promulgates a new regulation. Recent developments at the FDA include announcement of a plan to phase out animal testing for monoclonal antibodies and certain other drugs, the proposed rare disease evidence principles (RDEP) program to facilitate approval of drugs to treat rare diseases with very small patient populations with significant unmet medical need and with a known genetic defect that is the major driver of the pathophysiology, and the announcement of a new Commissioner’s National Priority Voucher program for companies supporting certain U.S. national health priorities and interests. To the extent our competitors are selected for this new voucher pilot program, or are otherwise able to participate in any of these initiatives intended to accelerate drug development and application review, and obtain approval faster, our competitive position may be harmed, which could have a material adverse effect on our business. FDA has also increased its scrutiny of foreign drug manufacturing facilities and other contractors based in China, especially with respect to the transfer of biological materials, genetic data, and other sensitive data of American patients to parties located in China. It is unclear how the industry and our clinical programs will be impacted by policies and regulations implemented under the current administration and FDA leadership, or other executive orders.

As we work to align with the FDA on development paths for combination therapies using (Z)-endoxifen in high-risk breast cancer and in other rare disease indications with significant unmet need, the scope, size, endpoints, or sequencing of required studies may change. Such changes could increase costs, extend timelines, or require modifications to our regulatory strategy. There can be no assurance that the FDA will agree with any of our proposed paths that any expedited program will be available or granted or that we will be able to successfully complete the required studies on a timely basis or at all, which could have a material adverse effect on our business.

Disruptions at the FDA and other government agencies could negatively affect the review of our regulatory submissions, which could negatively impact our business.

The ability of the FDA to review and approve regulatory submissions can be affected by a variety of factors, including statutory, regulatory and policy changes, inadequate government budget funding levels or a reduction in the FDA’s workforce and its ability to hire and retain key personnel, disruptions caused by government shutdowns, public health crises, the FDA’s ability to accept the payment of user fees, and other events that may otherwise affect the FDA’s ability to perform routine functions. There have been mass layoffs of federal employees and reorganizations since the start of the current presidential administration in January 2025, the full impact of which is unclear at this time. Such disruptions could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business. In addition, the presidential administration has made and is expected to continue to make changes in the leadership of various U.S. federal regulatory agencies and changes to U.S. federal government policy that have led to, in some cases, legal challenges and uncertainty around the funding, functioning and policy priorities of the U.S. federal regulatory agencies, including the FDA.

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

Our inadvertent or unintentional failure to comply with the complex government regulations concerning patients' privacy, other data subjects, and of medical records could subject us to fines and adversely affect our reputation.

Federal privacy regulations, among other things, restrict our ability to use or disclose protected health information, including patient-identifiable laboratory data, without written patient authorization, for purposes other than payment, treatment, or healthcare operations as defined under HIPAA, except as otherwise permitted for various public policy purposes and other authorized uses under privacy regulations. Applicable privacy regulations provide for significant fines and other penalties for the wrongful use or disclosure of protected health information, including potential civil and criminal fines and penalties.

We seek to implement policies and practices designed to support compliance with applicable privacy regulations. However, the documentation and process requirements of applicable privacy regulations are complex, evolving, and subject to interpretation. Failure to comply with applicable privacy regulations could subject us to sanctions or penalties, loss of business, and negative publicity. State privacy laws may also restrict our ability to use or process personal information (including information not covered by HIPAA), and require us to adhere to additional obligations and honor additional data rights.

The HIPAA Privacy Rule establishes a “floor” of minimum protection for patients' medical information and does not supersede state privacy laws that are more stringent. State health information privacy laws, such as California’s Confidentiality of Medical Information Act and Washington’s My Health My Data Act, govern the privacy and security of health-related information and may apply even when HIPAA does not and impose additional or different requirements. Therefore, we may be required to comply with both HIPAA and state privacy laws, which vary from state to state, impose a range of obligations, and in some cases are more restrictive than HIPAA. The failure to comply with applicable privacy laws could subject us to regulatory actions, including significant fines or penalties, private actions by patients, adverse publicity and loss of business. In addition, federal and state laws and judicial decisions provide individuals with various rights for violating the privacy of their medical information by healthcare providers such as us.

In addition to HIPAA, failing to take appropriate steps to protect consumers’ personal information may result in the Federal Trade Commission (FTC) bringing a claim that a company has engaged in unfair or deceptive acts or practices in or affecting commerce, in violation of Section 5(a) of the Federal Trade Commission Act (FTC Act). The FTC expects companies to have reasonable and appropriate data security measures based on factors such as data sensitivity and volume, the complexity of the business, and available resources. Health information is considered sensitive data that merits stronger safeguards. There are also state consumer protection laws, which may be modeled on the FTC Act, that can also provide state-law causes of action for allegedly unfair or deceptive acts or practices, among other things.

While we may not currently be subject to any comprehensive state privacy laws (e.g., the CCPA) due to applicability or exemption considerations, the legal landscape is rapidly changing. If we were to become subject to these laws, we would be required to comply with the demanding obligations they impose with respect to personal information. Furthermore, if our service providers, partners or collaborators are subject to such laws, we may have contractual obligations relating to these requirements.

The collection and processing of personal data, including personal health data related to individuals in the EEA regardless of citizenship or residence, is governed by the provisions of the General Data Protection Regulation 2016/679 (GDPR) which provides for significant monetary fines for noncompliance. The GDPR regulates (i) the processing of personal data carried out in the context of the activities of a company established in the EEA; and (ii) the processing of personal data carried out by a company not established in the EEA where such processing relates to (a) the offering of goods or services to data subjects who are in the EEA or (b) the monitoring of the behavior of data subjects who are in the E.U. The GDPR imposes a number of requirements, including requirements related to the legal basis of the processing (such as consent of the individuals to whom the personal data relates), the information provided to the individuals prior to processing their personal data, the personal data breaches which may have to be notified to the national data protection authorities and data subjects, the measures to be taken when engaging processors, and the security and confidentiality of the personal data. E.U. Member States and EEA countries may also impose additional requirements in relation to health, genetic and biometric data through their national implementing legislation.

Further, from January 1, 2021, in addition to the GDPR, companies have to comply with the UK GDPR, which, together with the amended UK Data Protection Act 2018, retains the GDPR in UK national law. The UK GDPR mirrors the fines under the GDPR, i.e., fines up to the greater of £17.5 million or 4% of global turnover. Furthermore, the passage of the Data (Use and Access) Act 2025 (DUAA), which received Royal Assent in June 2025, introduced new obligations. These include mandatory internal complaint mechanisms, and aligning the maximum fines of the Privacy and Electronic Communications Regulations (PECR) with UK GDPR levels. Notably for our operations, the DUAA provides a more expansive statutory definition of scientific research that explicitly includes commercial and privately funded activities, and it permits the use of "broad consent" for future research purposes where specific goals cannot be fully identified at the outset.These changes may lead to additional costs and increase our overall risk exposure. The European Commission has adopted an adequacy decision in favor of the UK, enabling personal data transfers from E.U. member states to the UK without additional safeguards. The European Commission renewed the UK adequacy decision on December 19, 2025 for a period of six years until December 27, 2031, with the possibility to be renewed after this period. In addition, transfers of personal data from the UK to other countries, including the EEA, are subject to specific transfer rules under the UK regime. Personal data may freely flow from the UK to the EEA, since the EEA is deemed to have an adequate data protection level for purposes of the UK regime. These UK international transfer rules broadly mirror the E.U. GDPR rules. With regard to the transfer of personal data from the UK to the U.S., from October 12, 2023, businesses in the UK can start to transfer personal data to U.S. organizations certified to the "UK Extension to the EU-US Data Privacy Framework" (UK Extension) under the UK GDPR, without the need for further safeguards. On March 21, 2022, the international data transfer agreement (IDTA) and the international data transfer addendum to the European Commission's standard contractual clauses (SCCs) for international data transfers (Addendum), and a document setting out transitional provisions, came into force and replaced the prior EU SCCs for purposes of the UK regime.

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

We rely on information technology systems to keep financial records, maintain corporate records, communicate with staff and external parties and operate other critical functions. Our information technology systems are potentially vulnerable to disruption due to breakdown, malicious intrusion and computer viruses or other disruptive events, including, but not limited to, natural disasters, terrorist attacks, utility outages, theft, viruses, phishing, malware, design defects, human error and complications encountered as existing systems are maintained, repaired, replaced or upgraded. If we were to experience a prolonged disruption in our information technology systems or those of our vendors or other third parties upon whom we rely, it could negatively impact our ability to operate our business and serve our customers, which could adversely impact our business. Although we maintain offsite back-ups of our data, if our operations were disrupted, it may cause a material disruption to our business if we are unable to restore systems, data and functions in an acceptable time frame. In addition, our information technology systems are potentially vulnerable to data security breaches — whether by employees or others — which may expose data (including sensitive data) to unauthorized persons. Such data security breaches could lead to the loss of trade secrets or other intellectual property, or to the public exposure of personal data (including sensitive personal data) of our employees, customers and others, any of which could have a material adverse effect on our business, reputation, financial condition and results of operations. Sensitive data could also be compromised, disclosed, or revealed in connection with the use or misuse of AI or other automated tools by our employees, personnel, vendors or partners. In addition, because we collect, store and transmit confidential information in digital form, we, and third parties with whom we work, are or may become subject to numerous domestic and foreign laws, regulations and standards relating to privacy, data protection and data security. The scope of these requirements is evolving, subject to differing applications and interpretations, and may be inconsistent among jurisdictions or conflict with one another. Any data breaches, security incidents or other loss of information could result in legal claims or proceedings, regulatory investigations, liability under laws that protect personal information, including state data privacy and breach notification laws, the E.U. GDPR and the UK GDPR, which could result in significant penalties. In addition, these breaches and other unauthorized access can be difficult to detect, and as threat actors increasingly leverage AI and other advanced technologies, cyber attacks and security incidents may become more frequent, sophisticated and harder to identify, and it may take considerable time for us to investigate and evaluate the full impact of cyber attacks, particularly for sophisticated attacks, which may inhibit our ability to provide prompt, full, and reliable information about cybersecurity incidents to our customers, regulators, and the public. Any delay in identifying or responding to cyberattacks and security incidents may lead to increased harm of the type described above.

Additionally, we are or may become subject to contractual obligations related to data privacy, protection and security, and such obligations may change or expand as our business grows. The actual or perceived failure by us, or by third parties related to us, to comply with such laws, regulations and obligations could increase our compliance and operational costs, expose us to regulatory scrutiny, actions, fines and penalties, result in reputational harm, lead to a loss of business, result in litigation and liability, and otherwise cause a material adverse effect on our business, financial condition, and results of operations.

Although we utilize various procedures and controls designed to help mitigate these risks, cyber attacks and other cyber events are evolving, unpredictable and increasing in sophistication, including through the use of advanced and evolving technologies, such as AI. Moreover, the information technology systems of our third-party partners, including suppliers, manufacturers, service providers and others on which we rely, may be subject to similar risks. While we maintain cybersecurity insurance coverage for certain security incidents, we cannot ensure that it will be sufficient in type or amount to cover any particular losses we may experience. Any significant security incident could have a material adverse effect on our business, financial condition and results of operations.

The failure to comply with complex federal and state laws and regulations related to submission of claims for services could result in significant monetary damages and penalties and exclusion from the Medicare and Medicaid programs.

We are subject to extensive federal and state laws and regulations relating to the submission of claims for payment for services, including those that relate to coverage of services under Medicare, Medicaid, and other governmental healthcare programs, the amounts that may be billed for services, and to whom claims for services may be submitted, such as billing Medicare as the secondary, rather than the primary, payor. The failure to comply with applicable laws and regulations, for example, enrollment in the Medicare Provider Enrollment, Chain and Ownership System, could result in our inability to receive payment for our services or attempts by third party payors, such as Medicare and Medicaid, to recover payments from us that we have already received. Submission of claims in violation of certain statutory or regulatory requirements can result in penalties, damages and exclusion from participation in Medicare and Medicaid. Government authorities and private whistleblowers may also assert that violations of laws and regulations related to submission of claims violate the federal False Claims Act or other laws related to fraud and abuse, including submission of claims for services that were not medically necessary. The Company will be generally dependent on independent physicians to determine when its services are medically necessary for a particular patient. Nevertheless, we could be adversely affected if it were determined that the services we provided were not medically necessary and not reimbursable, particularly if it were asserted that we contributed to the physician’s referrals of unnecessary services. It is also possible that the government could attempt to hold us liable under fraud and abuse laws for improper claims submitted by us if it were found that we knowingly participated in the arrangement that resulted in submission of the improper claims.

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

Risks Related to the Securities Markets and Investment in our Securities.

Our shares of common stock are listed on the Nasdaq Capital Market, but we cannot guarantee that we will be able to maintain compliance with the continued listing standards or satisfy the continued listing standards going forward, which could make it more difficult for our stockholders to sell their shares.

Our shares of common stock are listed on the Nasdaq Capital Market (Nasdaq), and as such, we are required to satisfy the continued listing standards of Nasdaq to maintain our listing. However, we cannot assure you that we will be able to maintain compliance with the continued listing standards of Nasdaq, including its minimum closing bid price requirement, or satisfy the continued listing standards of Nasdaq going forward.

For example, on February 21, 2025, we were notified by Nasdaq that we were not in compliance with Nasdaq Listing Rule 5550(a)(2), because our common stock failed to maintain a minimum closing bid price of $1.00 per share for 30 consecutive business days. On February 2, 2026, we effected a 1-for-15 reverse stock split, and our common stock began trading on a split-adjusted basis (above $1 per share) at the opening of the market on February 2, 2026. To regain compliance, we were required to maintain a minimum closing bid price of $1.00 per share for at least 10 consecutive trading days. This requirement was met as of the close of trading on February 13, 2026.

If we are unable to comply with the continued listing standards of Nasdaq, including Nasdaq Listing Rule 5550(a)(2). Nasdaq may commence delisting procedures against us, which could result in our stock being removed from listing on Nasdaq, and we could face significant material adverse consequences, including:

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

We have offered and sold a considerable amount of our common stock in past financings. Any additional or anticipated sales of shares by us, including through “at the market” offerings pursuant to our Sales Agreement with the Sales Agent, sales by holders of our warrants to purchase our common stock or sales by other stockholders may cause the trading price of our common stock to decline. Additional issuances of shares by us may result in dilution to the interests of other holders of our common stock. The sale of a substantial number of shares of our common stock by us, our warrant holders or other stockholders or anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales.

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

We have never paid dividends, and we do not anticipate paying dividends in the future.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C. CYBERSECURITY

In the ordinary course of our business, we use, store, and transmit confidential, sensitive, proprietary, personal, and health-related information. The secure maintenance of this information and our information technology systems is important to our operations and business strategy. To this end, we have implemented processes designed to help assess, identify, and manage risks from potential unauthorized occurrences on or through our information technology systems that may result in adverse effects on the confidentiality, integrity, and availability of these systems and the data residing therein. These processes are managed and monitored by a third-party information technology vendor, which is overseen by our Senior Vice President of Business Operations, and include mechanisms, controls, technologies, systems, and other processes designed to help prevent or mitigate data loss, theft, misuse, or other security incidents or vulnerabilities affecting the data and help maintain a stable information technology environment. For example, we conduct vulnerability and data penetration testing, regularly review third-party audits of our cloud-based technology vendors and perform ongoing regular risk assessments. We also conduct periodic employee training on cyber and information security, among other topics. In addition, to our third-party information technology vendor, we also consult with outside advisors and experts, when appropriate, to assist with assessing, identifying, and managing cybersecurity risks, including to help anticipate future threats and trends, and their impact on the Company’s risk environment.

Our Senior Vice President of Business Operations, who reports directly to our Chief Executive Officer and has over nine years of experience managing information technology and cybersecurity matters, together with our senior leadership team, is responsible for assessing and managing cybersecurity risks. We consider cybersecurity, along with other significant risks that we face, within our overall enterprise risk management framework. Since the beginning of the last fiscal year, we have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected us, but we face certain ongoing cybersecurity risks threats that, if realized, are reasonably likely to materially affect us. Additional information on cybersecurity risks we face is discussed in "PART I, ITEM 1A, RISK FACTORS," under the heading "Significant disruptions in our information technology systems or breaches of data security could adversely affect our business".

The Board of Directors (the Board), as a whole, has oversight for the most significant risks facing us and for our processes to help identify, prioritize, assess, manage, and mitigate those risks. The Board receives at least quarterly updates on cybersecurity and information technology matters and related risk exposures from our Senior Vice President of Business Operations as well as other members of the senior leadership team.

ITEM 2. PROPERTIES

We have an operating lease with 1448 NW Market Street Tenant LLC for office space in Seattle, Washington. The lease commencement date was November 1, 2025 and we agreed to pay $3 thousand per month for 13 months.

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

Stockholders

As of March 17, 2026, there were approximately 33 stockholders of record of our common stock, one of which is Cede & Co., a nominee for Depository Trust Company (DTC). All of the shares of common stock held by brokerage firms, banks and other financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC and are therefore considered to be held of record by Cede & Co. as one stockholder.

Dividends

We have never declared or paid any cash dividends on our common stock and do not currently anticipate declaring or paying cash dividends on our common stock in the foreseeable future. We currently intend to retain any future earnings to finance the growth and development of our business. Any future determination relating to our dividend policy will be made at the discretion of our Board and depends on a number of factors, including future earnings, capital requirements, financial conditions, future prospects, contractual restrictions and other factors that our Board may deem relevant.

Issuer Purchases of Securities

We did not repurchase any of our equity securities during the fourth quarter of fiscal 2025.

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

Company Overview

We are a clinical-stage biopharmaceutical company developing proprietary innovative medicines in areas of significant unmet medical need in oncology, with a focus on breast cancer and other breast conditions, as well as certain rare diseases. Our lead drug candidate is oral (Z)-endoxifen, a selective estrogen receptor modulator (SERM)/ selective estrogen receptor degrader (SERM/D) currently in Phase 2 clinical development. The Company is evaluating potential indications for (Z)-endoxifen based on its pharmacologic profile, including its potential for both reducing the risk of and for the treatment of breast cancer, as well as in other therapeutic areas.

We have been granted seven U.S. and 16 international patents covering our proprietary (Z)-endoxifen, and we have numerous applications pending in the U.S. and in other major countries. We expect to have patent protection covering our proprietary (Z)-endoxifen through at least November 17, 2038.

Our business strategy is to advance our programs through clinical studies, including with potential partners, and opportunistically add programs in areas of high unmet medical need through acquisition, minority investment, collaboration or internal development.

(Z) endoxifen. (Z)-endoxifen is the most active metabolite of Tamoxifen, a U.S. Food and Drug Administration (FDA) approved drug to treat and prevent breast cancer in high-risk women, and it is substantially more potent as an estrogen receptor antagonist than Tamoxifen and other approved SERMs. Unlike Tamoxifen, which requires metabolic activation through CYP2D6 and other liver enzymes, (Z)-endoxifen does not require first-pass metabolism to achieve therapeutic concentrations. As a result, its activity is not dependent on patient-specific metabolic variability.

(Z)-endoxifen is a small-molecule oral agent designed to directly inhibit estrogen receptor signaling, induce estrogen receptor degradation, and promote apoptosis in estrogen receptor positive (ER+) breast cancer cells. Preclinical and clinical data suggest that (Z)-endoxifen may inhibit clinically relevant ESR1 mutations associated with resistance to aromatase inhibitors and may also inhibit protein kinase C beta one (PKCβ1), resulting in downregulation of the AKT signaling pathway. We are evaluating (Z)-endoxifen across multiple settings within the ER+/human epidermal growth factor receptor 2 negative (HER2-) breast cancer treatment continuum, including neoadjuvant, adjuvant and breast density reduction indications.

In an ongoing neoadjuvant clinical study, (Z)-endoxifen has demonstrated early signs of anti-tumor activity. Reported results include one complete response and multiple partial responses, as well as substantial reductions in Ki-67 proliferation across dose levels. Tumor shrinkage was observed by MRI imaging, which is atypical for endocrine therapies that are generally cytostatic.

We are also supporting multiple collaborative and investigator-sponsored clinical studies evaluating (Z)-endoxifen in additional breast cancer settings. These studies are not fully funded by us and are intended to further characterize clinical activity, optimize endocrine therapy strategies, and inform future regulatory pathways.

Based on its mechanism of action, we are exploring the potential application of (Z)-endoxifen beyond breast cancer, including gynecological cancers, endocrine resistance driven by ESR1 mutations, as well as applications in other rare disease indications, including Duchenne Muscular Dystrophy (DMD), women carriers of DMD, and McCune-Albright Syndrome (MAS) in girls. In preclinical models of DMD, (Z)-endoxifen demonstrated muscle-protective, anti-inflammatory, and anti-fibrotic effects. We believe similar efficacy could potentially apply to women carriers of DMD. For MAS, we believe (Z)-endoxifen could potentially be an effective hormone blocker, significantly reducing the effects of early onset puberty in young girls. We have developed a proprietary manufacturing process for (Z)-endoxifen, including defined processes for the active pharmaceutical ingredient and drug product. The drug product is available in multiple dosage strengths and is supported by qualified suppliers and manufacturing redundancies.

Summary of Our Leading Programs

We are developing a proprietary form of (Z)-endoxifen which is administered orally for the potential treatment of high-risk breast cancer and the reduction of mammographic breast density (MBD). As part of this development, we are also evaluating the potential for (Z)-endoxifen to work in combination with other cancer treatment therapies for premenopausal and postmenopausal women with high-risk breast cancer.

In addition to oncology related indications, we believe (Z)-endoxifen has potentially broader utility as a therapeutic platform in serious and rare diseases, many of which have significant unmet medical need. There is growing scientific evidence supporting the potential role of estrogen signaling modulation in muscle preservation and inflammation associated with conditions, such as DMD and MAS, among others.

The following is a summary of the status of our major oncology and rare disease clinical development programs as of the date of this Annual Report:

Oncology/Breast Cancer

In support of our breast cancer risk reduction and treatment indications, we have completed four Phase 1 clinical studies (including a study in men) and two Phase 2 clinical studies with our proprietary (Z)-endoxifen (including oral and topical formulations). We have also completed significant pre-clinical development and have developed clinical manufacturing capabilities through qualified third parties.

Karisma Study

(Z)-endoxifen for Women with Mammographic Breast Density. MBD is an emerging public health issue. Almost half of the women in the world over the age of 40 have dense breasts, and there are currently no approved treatments to reduce breast density. Elevated breast density can make a mammogram more difficult to interpret because dense breast tissue and some abnormal breast changes, such as calcifications and tumors, appear as white areas in a mammogram. Women with the highest density are four to six times more likely to develop breast cancer in their lifetime and more likely to develop cancer between mammograms compared to those with low breast density. The latter are sometimes referred to as "interval cancers," which are often larger, more advanced, and more difficult to treat.

In December 2021, we commenced a Phase 2 study of our proprietary oral (Z)-endoxifen. The study, known as the Karisma-(Z)-endoxifen study, was a Phase 2, randomized, double-blind, placebo-controlled, dose-response study of our proprietary oral (Z)-endoxifen in healthy premenopausal women with measurable MBD. The primary objective of the study was to determine the dose-response relationship of daily (Z)-endoxifen on breast density reduction. Secondary endpoints assessed safety and tolerability. The study was conducted in Stockholm, Sweden and included approximately 240 participants who received daily doses of oral (Z)-endoxifen or placebo for six months after enrollment, randomized to one of three arms: placebo, 1 mg of (Z)-endoxifen, or 2 mgs of (Z)-endoxifen. The study also included an exploratory endpoint to assess twenty-four month durability of the breast density changes. Top line data for this study measuring both MBD reduction after six months of treatment and data regarding twenty-four month durability is expected in the first quarter of 2026.

The study fully enrolled in November 2023 and in September 2024, the primary objective measuring MBD after six months of treatment, was concluded. The data showed the potential of low-dose (Z)-endoxifen to significantly reduce MBD with a favorable safety profile.

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

We expect to report top-line data from the Karisma (Z)-endoxifen study in the first half of 2026. Further development will depend on regulatory guidance, study outcomes, and available resources.

RECAST DCIS Study

Ductal Carcinoma in Situ (DCIS) is the presence of abnormal cells inside a milk duct in the breast. It rarely produces symptoms, or a breast lump one can feel, and is typically detected through screening mammography. In some cases, DCIS may become invasive and spread to other tissues, but there is no way of determining which lesions will remain stable without treatment and which will go on to become invasive. This uncertainty can result in aggressive and unnecessary treatment approaches that can have harmful side effects without significant benefit.

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

EVANGELINE Study

We are also developing (Z)-endoxifen to treat estrogen receptor positive (ER+) / human epidermal growth factor receptor 2 negative (HER2-) breast cancer in the neoadjuvant setting, which is the administration of a therapy before the main treatment, which is usually surgery. Although there are neoadjuvant treatments for breast cancers that are not ER+, there are few neoadjuvant treatments for ER+ breast cancer which comprises approximately 240,000 new cases or approximately 80% of all breast cancers each year.

In October 2022, we received authorization from the FDA for our Investigational New Drug (IND) application for oral (Z)-endoxifen. The study, known as "EVANGELINE," is a Phase 2 randomized study designed to assess (Z)-endoxifen as neoadjuvant therapy in premenopausal women with primary ER+/HER2– breast cancer. As originally designed, the study was to consist of two parts: Part 1 was a Pharmacokinetic (PK) Run-In Cohort evaluating daily dosing of 40 mg and 80 mg to assess if a plasma steady state concentration (Css) of 500 to 1000 ng/mL, which is required for optimal PKC-β inhibition, could be achieved; and Part 2 was expected to compare the two treatment arms based on baseline Ki-67 levels, with the aim of evaluating the endocrine sensitive disease rate, pathologic complete response, and other key endpoints.

Data showed that none of the patients in the 40 mg cohort reached the target Css. However, in the 80 mg cohort, approximately 50% of patients receiving (Z)-endoxifen with goserelin and 38% of patients receiving (Z)-endoxifen alone attained the target plasma Css, with an average of 484 ng/mL. Importantly, tumor Css levels were found to be more than double the plasma levels, exceeding 500 ng/g in 90% of patients, and 85% of patients exhibited a 4-week Ki-67 response (≤10%), indicating substantial tumor suppression. (Z)-endoxifen was generally well tolerated, with no significant Grade 3 or 4 toxicities, although four gynecologic events (including one Grade 3 hemorrhagic ovarian cyst) were noted in the 80 mg group.

Based on preliminary results from the 40 mg and 80 mg cohorts, the EVANGELINE study design and treatment protocol were amended in 2025. The study design has been updated to a single-arm, open-label, Phase 2 in premenopausal women with ER+/HER2– breast cancer in the pre-surgical setting. The study includes two Cohorts: Cohort A (signal-seeking), a two-stage futility design assessing the Week-4 Ki-67 ≤10% rate to allow early stop if not promising, and Cohort B (estimation), assessing Week-24 objective response (RECIST 1.1, central review). The amended design will focus on objective, short-interval endpoints to inform development decisions efficiently while working to preserve patient safeguards.

The initial EVANGELINE study design included enrollment estimates for 214 patients and has been amended to reduce enrollment totals to 40-65 patients. Enrollment in this study is ongoing, and it is expected to be complete in the second quarter of 2026.

I-SPY 2 Endocrine Optimization Pilot Study

In March 2023, a second neoadjuvant Phase 2 trial investigating oral (Z)-endoxifen as a treatment for women diagnosed with locally advanced ER+/HER2- breast cancer was initiated. This trial is a study arm in the ongoing I‑SPY 2 Endocrine Optimization Pilot (I-SPY 2 EOP) which is a collaborative effort among academic investigators from major cancer research centers across the U.S., QLHC, the FDA, and the Foundation for the National Institutes of Health (FNIH) Cancer Biomarkers Consortium. This study included twenty women who received 10 mg of (Z)-endoxifen (monotherapy) orally once daily for six cycles (each cycle = 28 days) or up to 24 weeks prior to surgery.

For the monotherapy arm of I-SPY 2 EOP, enrollment was completed in January 2024 and 3-week preliminary data results were reported in October 2024. In May 2025, we reported updated results from this study which found that (i) 95% of participants (19/20 participants) completed at least 75% of planned dosing, (ii) median Ki-67 fell from 10.5% at baseline to 5% by Week 3, (iii) 65% of patients achieved Ki-67< 10% at Week 3 with suppression maintained at surgery, (iv) median functional tumor volume measurement (performed at baseline, Week 3, Week 12 and at surgery) decreased 77.7% from baseline to surgery, and (v) the longest tumor diameter in the participants from baseline to preoperative MRI was reduced by 36.8%. (Z)-endoxifen was well tolerated in this study with the most common side effects being relatively mild, consisting of hot flashes, insomnia, and fatigue. No dose reductions or discontinuations due to treatment related adverse events occurred during this study.

In April and June of 2024, we announced our participation in two new study arms of the I-SPY 2 EOP which were initiated to evaluate our proprietary (Z)-endoxifen in combination with two FDA approved drugs: 1) abemaciclib (VERZENIO®), a cyclin-dependent kinase (CDK) 4/6 inhibitor marketed by Eli Lilly and Company, and 2) elagolix (ORILISSA®), a prescription medicine used to treat moderate to severe pain associated with endometriosis marketed by AbbVie, Inc. Total enrollment across the combination therapy arms of this study is expected to be approximately 90 enrollees. Preliminary data has not been made available related to the ongoing combination therapy arms of I-SPY 2 EOP. Enrollment in the combination therapy arms of this nearly complete, and we expect to begin receiving data in the second half of 2026.

Rare Pediatric Disease and Orphan Designations

Duchenne Muscular Dystrophy

DMD is a serious and progressive neuromuscular disease that primarily affects boys, leading to loss of muscle function, loss of ambulation, and life-threatening heart and respiratory complications. We believe that (Z)-endoxifen’s direct estrogen-receptor modulation, PKC inhibition, and effects on key signaling pathways could be relevant in addressing various pathologies associated with DMD, including inflammation, fibrosis, and cardiomyopathy. Through its potential ability to upregulate utrophin, (Z)-endoxifen may help stabilize muscle health, including muscle growth, repair, and fibrosis. FDA engagement commenced in Q4 2025.

In December 2025 and early in 2026, we received two FDA designations for (Z)-endoxifen for the treatment of DMD: 1) Rare Pediatric Disease Designation and 2) Orphan Drug Designation. We believe these designations provide us with several potential strategic benefits, including incentives, such as a potential Priority Review Voucher (PRV) for future FDA applications, other regulatory support, and potential market exclusivity for a period of time. PRVs, which were recently reauthorized by legislation, could create significant value and could represent a meaningful source of non-dilutive value opportunities, either through use in another program or monetization through sale to third parties.

Women Carriers of DMD

(Z)-endoxifen has also shown potential relevance in symptomatic female Duchenne and Becker muscular dystrophy carriers, an under-recognized population in which a subset may experience skeletal-muscle symptoms or develop dilated cardiomyopathy in adult life. The work done in 2025, including our manuscript entitled, "(Z)-Endoxifen as a Modulator of Utrophin Pathways in Duchenne Muscular Dystrophy,” will continue to inform our hypotheses and potential clinical trial protocols in 2026. Additionally, we believe this condition meets the requirements of and could qualify for Orphan Drug Designation, and we intend to pursue this designation in the first half of 2026.

McCune-Albright Syndrome:

MAS is a rare, non-inherited genetic disorder caused by a postzygotic GNAS mutation, affecting bones, skin, and the endocrine system, with symptoms typically appearing in early childhood. In young girls (as early as 2 years old), early onset puberty can occur (Precocious Puberty) which can have a very significant effect on quality of life and limit growth. We believe that (Z)-endoxifen could prove to be an effective hormone blocker and potentially significantly reduce the effects of Precocious Puberty until young girls reach a more typical age for the onset of puberty and related developmental changes. Given the age of impacted girls and the relatively small size of this impacted population, we expect to seek both Rare Pediatric Disease and Orphan Drug designations for MAS in the first half of 2026.

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

Reverse Stock Split

On February 2, 2026, the Company effected a 1-for-15 reverse stock split of its issued and outstanding common stock (the Reverse Stock Split). As a result of the Reverse Stock Split, each 15 shares of common stock issued and outstanding immediately prior to February 2, 2026 were automatically converted into one new share of common stock.

The Reverse Stock Split did not change the par value of the common stock or the authorized number of shares of common stock. Proportionate adjustments were made (i) in accordance with the terms of the Company’s equity plans, to the number of shares subject to outstanding equity awards, the per share exercise price, if any, with respect to those awards and the number of shares of common stock reserved for future issuance under such plans, and (ii) in accordance with the Certificate of Designation of Preferences, Rights and Limitation of the Series B Convertible Preferred Stock (Preferred Stock), to the conversion price of the Preferred Stock and the number of shares of common stock reserved for issuance pursuant to the Preferred Stock. All applicable common stock and per share amounts have been retrospectively restated to reflect the effect of the reverse stock split.

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

The fair value of each option grant is estimated using the Black-Scholes option-pricing model, which requires assumptions regarding the expected volatility of the price of our common stock, the expected life of the options, an expectation regarding future dividends on our common stock, an estimate of the appropriate risk-free interest rate and the expected term. Our expected common stock price volatility assumption is based upon the historic volatility of our stock price. The expected life for stock option grants is based on an average of the contractual term of the options of 10 years with the average vesting term of one to four years. The dividend yield assumption of zero is based upon the fact that we have never paid cash dividends and presently have no intention of paying cash dividends in the future. The risk-free interest rate is based upon prevailing short-term interest rates over the expected lives of the options.

While assumptions used to calculate and account for stock-based compensation awards represent management’s best estimates, these estimates involve inherent uncertainties and the application of management’s judgment.

Results of Operations

Comparison of Years Ended December 31, 2025 and 2024

Revenue and Cost of Revenue. For the years ended December 31, 2025 and 2024, we had no source of revenue and no associated cost of revenue.

Operating Expenses. Total operating expenses were $37.1 million for the year ended December 31, 2025, which was an increase of $9.5 million, from the year ended December 31, 2024 of $27.6 million. Factors contributing to the increased operating expenses in the year ended December 31, 2025 are explained below.

Research & Development Expenses. The following table provides a breakdown of major categories within R&D expenses for the years ended December 31, 2025 and 2024, together with the dollar change in those categories (dollars in thousands):

		Year Ended December 31, 2025	Year Ended December 31, 2024	Increase	% Increase
Research and Development Expense
	Clinical and pre-clinical trials	$16,204	$10,107	$6,097	60%
	Compensation	3,206	2,928	278	9%
	Professional fees and other	1,775	1,082	693	64%
	Research and Development Expense Total	$21,185	$14,117	$7,068	50%

As (Z)-endoxifen is our only product candidate for which we currently incur R&D expense, we have not further disaggregated R&D expenses by product candidate:

•

Clinical and pre-clinical trial expense increased $6.1 million for the year ended December 31, 2025 compared to the prior year due to an increase in spending for the (Z)-endoxifen trials, including an increase in drug development costs.

•

The increase in R&D compensation expense of $0.3 million for the year ended December 31, 2025 compared to the prior year was due primarily to an increase in cash compensation expense of $0.4 million resulting from an increase in headcount. This increase was partially offset by a non-cash stock-based compensation expense decrease of $0.1 million compared to the prior year due to the weighted average fair value of stock options amortizing in 2025 being lower than 2024.

•

The increase in R&D professional fees and other of $0.7 million for the year ended December 31, 2025 compared to the prior year was primarily attributable to higher regulatory consulting fees in 2025 related to our (Z)-endoxifen program.

General and Administrative (G&A) Expenses. The following table provides a breakdown of major categories within G&A expenses for the years ended December 31, 2025 and 2024, together with the dollar change in those categories (dollars in thousands):

		Year Ended December 31, 2025	Year Ended December 31, 2024	Increase (Decrease)	% Increase (Decrease)
General and Administrative Expense
	Compensation	$6,062	$5,458	$604	11%
	Professional fees and other	9,191	7,164	2,027	28%
	Insurance	703	882	(179)	(20)%
	General and Administrative Expense Total	$15,956	$13,504	$2,452	18%

•

The increase in G&A compensation expense of $0.6 million for the year ended December 31, 2025 compared to the prior year was due to an increase in both cash compensation expense of $0.2 million and non-cash stock-based compensation expense of $0.4 million. The increase in cash compensation expense compared to the prior year was primarily driven by salary, bonus and severance costs for a former executive of $0.4 million, partially offset by a decrease in cash bonus related to terminations and reductions in expected bonus payouts in 2025. The non-cash stock-based compensation expense increase was driven by an increase in the fair value of grants to members of our Board of Directors (the Board) which amortize over one year.

•

G&A professional fees and other expenses increased by $2.0 million for the year ended December 31, 2025 compared to the prior year due primarily to an increase in legal fees of $1.8 million for the year ended December 31, 2025 driven by the costs for our ongoing litigation and patent defense which increased by $1.6 million compared to the prior year. Investor relations expense increased by $0.3 million for the year ended December 31, 2025 compared to the prior year due to changes in investor outreach and broader investor relations strategy. Partially offsetting the increases, our accounting fees decreased by $0.3 million for the year ended December 31, 2025 compared to the prior year due to the inclusion of higher auditor fees associated with our 2024 Registration Statement on Form S-3 and our at the market offering facility.

•

The decrease in G&A insurance expense of $0.2 million for the year ended December 31, 2025 compared to the prior year was due primarily to lower negotiated insurance premiums associated with our Director's and Officer's insurance and other key insurance policies in 2025.

Interest Income. Interest income of $2.4 million for the year ended December 31, 2025 represented a decrease of $1.7 million compared to the prior year, and was due primarily to a decrease in the average funds invested in our money market account.

Impairment Charge on Investment in Equity Securities. For the year ended December 31, 2024, we wrote down our Investment in equity securities by $1.7 million due to impairment of our investment in Dynamic Cell Therapies, Inc. Refer to Note 4 "Investment in Equity Securities" to the Consolidated Financial Statements for more information.

Income Taxes. We did not record an income tax expense or benefit for the years ended December 31, 2025 and 2024 due to uncertainty regarding utilization of our net operating loss carryforwards and our history of losses.

Liquidity and Capital Resources

On June 27, 2024, our stockholders approved an amendment to our Amended and Restated Certificate of Incorporation to increase the number of authorized shares of our common stock, par value $0.18 per share, from 175,000,000 to 350,000,000. As of December 31, 2025, we are authorized to issue 350,000,000 shares of common stock, par value $0.18 per share.

On November 19, 2024, we entered into an Open Market Sale AgreementSM with Jefferies LLC (the Prior ATM Facility), pursuant to which we were able to offer, from time to time, to sell, in an "at the market offering," shares of our common stock up to an aggregate offering price of up to $100.0 million. We did not make any sales under the Prior ATM Facility during the year ended December 31, 2025, and the Prior ATM Facility was cancelled on February 19, 2026.

On February 20, 2026, we entered into the At the Market Offering Agreement, dated February 20, 2026 (the Sales Agreement), with Rodman & Renshaw LLC. Pursuant to the Sales Agreement, we may offer, from time to time, to sell, in an "at the market offering," shares of our common stock up to an aggregate offering price of up to $50.0 million.

During the year ended December 31, 2024, we received $3.7 million from the exercise of warrants resulting in the issuance of 244,833 shares of common stock. No warrants were outstanding as of December 31, 2025.

Cash Flows

The following table shows a summary of our cash flows for the years indicated (in thousands):

	For the Year Ended December 31,
	2025	2024

Net cash used in operating activities	$(29,762)	$(21,030)
Net cash used in investing activities	(23)	(19)
Net cash provided by financing activities	—	3,673
Net decrease in cash, cash equivalents and restricted cash	$(29,785)	$(17,376)

We have incurred net losses and negative operating cash flows since inception. For the year ended December 31, 2025, we recorded a net loss of $34.8 million and used $29.8 million of cash in operating activities. As of December 31, 2025, we had $41.3 million in unrestricted cash and cash equivalents and working capital of $37.4 million. We have not yet established an ongoing source of revenue sufficient to cover our operating costs and allow us to continue as a going concern. Our ability to continue as a going concern is dependent on obtaining adequate capital to fund operating losses until we become profitable. We plan to obtain additional capital resources by selling our equity securities as well as short-term borrowing from banks, stockholders or other related parties, if needed. However, we cannot assure you that we will be successful in accomplishing any of these plans and, if we are unable to obtain adequate capital, we could be forced to cease operations or substantially curtail our activities. We do not anticipate any revenue until our pharmaceutical programs are developed, including receipt of all necessary regulatory approvals, and we successfully commercialize these programs. These conditions raise substantial doubt as to our ability to continue as a going concern. As of the date of filing this Annual Report, we expect our existing resources to be sufficient to fund our planned operations for the next 12 months; however, additional capital resources will be needed to fund operations longer.

Net Cash Flows from Operating Activities. Net cash used in operating activities was $29.8 million for the year ended December 31, 2025, compared to net cash used in operating activities of $21.0 million in 2024, an increase of $8.8 million. Cash used in operating activities for the year ended December 31, 2025 consisted primarily of our net loss of $34.8 million, adjusted for non-cash items such as non-cash stock-based compensation expense of $2.6 million and partially offset by net cash inflows from a change in our operating assets and liabilities of $1.9 million. Cash used in operating activities was $21.0 million for the year ended December 31, 2024 and consisted primarily of our net loss of $25.5 million, adjusted for non-cash items such as stock-based compensation expense of $2.3 million, non-cash impairment charge on investment in equity securities of $1.7 million and net cash outflows from a change in our operating assets and liabilities of $1.1 million.

Net Cash Flows from Investing Activities. Net cash used in investing activities was $23 thousand for the year ended December 31, 2025, compared to net cash used in investing activities of $19 thousand for the year ended December 31, 2024. Current and prior year cash used in investing activities was related primarily to purchases of new computers.

Net Cash Flows from Financing Activities. We received no net cash flows from financing activities for the year ended December 31, 2025 compared to net cash provided by financing activities of $3.7 million for 2024. The $3.7 million net cash provided by financing activities for the year ended December 31, 2024 consisted primarily of cash proceeds from the exercise of warrants.

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

Substantial doubt exists about our ability to continue as a going concern. If we are unable to raise additional capital when needed on reasonable terms, if at all, we could be forced to cease operations or substantially curtail our activities. Our future capital uses and requirements will depend on the time and expenses needed to begin and continue clinical trials for our new drug developments.

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

Contractual Obligations

Our contractual obligations represent our future cash commitments and liabilities under agreements with third-party clinical trial service providers. Apart from contracts with one third-party clinical trial service provider, such agreements are cancellable upon written notice by us. The non-cancellable contracts expire upon completion of the clinical trial and release of the final report, or the contract may be terminated by the clinical trial service provider, by the FDA or another governmental agency. As of December 31, 2025, our estimated non-cancellable commitment was $7.0 million, which will be paid over the term of the clinical trials.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this item are set forth beginning on page 61 of this Annual Report and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2025, pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act).

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

Based on the evaluation of our disclosure controls and procedures as of December 31, 2025, our Principal Executive Officer and Principal Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025, based on the Framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2025. Because we are a non-accelerated filer, our independent registered public accounting firm is not required to attest to or issue a report on the effectiveness of our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended December 31, 2025, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

(a) Trading Plans

During the quarter ended December 31, 2025, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except as indicated below, the other information required by this item is incorporated by reference to the sections entitled "Election of Directors," "Executive Officers," "Board Committees," "Insider Trading Policy," and, as applicable, "Delinquent Section 16(a) Reports" in our Definitive Proxy Statement for our 2026 Annual Meeting of Stockholders (the Proxy Statement).

We have adopted a Code of Business Conduct and Ethics (the Code of Conduct) that applies to all of our directors, officers and employees, including our principal executive, principal financial and principal accounting officers, or persons performing similar functions. Our Code of Conduct is posted on our website located at https://investors.atossatherapeutics.com/ under "Corporate Governance." We intend to disclose future amendments to certain provisions of the Code of Conduct, and waivers of the Code of Conduct granted to executive officers and directors, on the website within four business days following the date of the amendment or waiver.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the sections entitled "Certain Relationships and Related- Party Transactions" and "Corporate Governance" in our Proxy Statement.

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

3. Exhibits

See the Exhibit Index on page 77 of this Annual Report.

ITEM 16. FORM 10-K SUMMARY

None.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Atossa Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Atossa Therapeutics, Inc. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

The Company's Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has stated that substantial doubt exists about the Company’s ability to continue as a going concern. Management's evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Accrued and prepaid research and development expenses

Description of the Matter

As of December 31, 2025, the Company accrued $661 thousand for estimated costs incurred for research and development activities and recorded $410 thousand as prepaid expenses for payments made in advance of incurring such costs. As described in Note 3, 5 and 6 to the consolidated financial statements, the Company has entered into various research and development contracts for which payments may differ from the timing of costs incurred. The Company analyzes progress of the services, including the phase or completion of events, invoices received and contracted costs to determine the appropriate amount to record at period-end.

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

To test the Company’s accrued and prepaid research and development expenses, our procedures included, among others, obtaining supporting evidence of the research and development activities performed for significant clinical trials and preclinical studies, meeting with project managers to corroborate progress of activities, and inspecting vendor contracts. We compared the costs for a sample of research and development transactions against the related invoices. We confirmed with vendors the prepaid or accrued amounts at period-end and recalculated such amounts based on the contractual terms and activity to date. We also tested a sample of subsequent invoices and compared them to amounts recorded at period-end.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2023.

Seattle, Washington

March 25, 2026

ATOSSA THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share and per share data)

	As of December 31,
	2025	2024
Assets
Current assets
Cash and cash equivalents	$41,299	$71,084
Restricted cash	110	110
Prepaid materials	3,081	2,098
Prepaid expenses and other current assets	1,128	1,165
Total current assets	45,618	74,457
Other assets	1,990	1,987
Total assets	$47,608	$76,444
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$4,293	$679
Accrued expenses	1,307	919
Payroll liabilities	1,558	1,862
Other current liabilities	1,097	1,507
Total current liabilities	8,255	4,967
Total liabilities	8,255	4,967

Commitments and contingencies (Note 13)	—	—

Stockholders' equity
Series B convertible preferred stock - $0.001 par value; 10,000,000 shares authorized; 577 and 582 shares issued and outstanding as of December 31, 2025 and 2024, respectively	—	—
Common stock - $0.18 par value; 350,000,000 shares authorized 8,611,361 and 8,611,266 shares issued and outstanding as of December 31, 2025 and 2024, respectively	1,550	1,550
Additional paid-in capital	285,840	283,194
Treasury stock, at cost; 88,003 shares of common stock at December 31, 2025 and 2024, respectively	(1,475)	(1,475)
Accumulated deficit	(246,562)	(211,792)
Total stockholders' equity	39,353	71,477
Total liabilities and stockholders' equity	$47,608	$76,444

The accompanying notes are an integral part of these Consolidated Financial Statements.

ATOSSA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except share and per share data)

	For the Year Ended December 31,
	2025	2024
Operating expenses
Research and development	$21,185	$14,117
General and administrative	15,956	13,504
Total operating expenses	37,141	27,621
Operating loss	(37,141)	(27,621)
Impairment charge on investment in equity securities	—	(1,710)
Interest income	2,377	4,050
Other expense, net	(6)	(223)
Loss before income taxes	(34,770)	(25,504)
Income tax benefit	—	—
Net loss	(34,770)	(25,504)
Net loss per share of common stock - basic and diluted	$(4.04)	$(3.04)
Weighted average shares outstanding used to compute net loss per share - basic and diluted	8,611,321	8,390,618

The accompanying notes are an integral part of these Consolidated Financial Statements.

ATOSSA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(amounts in thousands, except share data)

	Convertible Preferred Stock		Common Stock			Treasury Stock
					Additional			Total
	Shares	Amount	Shares	Amount	Paid-in Capital	Amount	Accumulated Deficit	Stockholders' Equity
Balance at December 31, 2023	582	$—	8,353,537	$1,504	$277,275	$(1,475)	$(186,288)	$91,016
Issuance of common stock upon warrant exercise	—	—	244,832	44	3,629	—	—	3,673
Issuance of common stock upon option exercise	—	—	22,934	4	269	—	—	273
Shares withheld related to cashless exercise of options and taxes	—	—	(10,037)	(2)	(271)	—	—	(273)
Stock-based compensation	—	—	—	—	2,292	—	—	2,292
Net loss	—	—	—	—	—	—	(25,504)	(25,504)
Balance at December 31, 2024	582	$—	8,611,266	$1,550	$283,194	$(1,475)	$(211,792)	$71,477
Issuance of common stock upon Series B preferred stock conversion	(5)	—	95	—	—	—	—	—
Stock-based compensation	—	—	—	—	2,646	—	—	2,646
Net loss	—	—	—	—	—	—	(34,770)	(34,770)
Balance at December 31, 2025	577	$—	8,611,361	$1,550	$285,840	$(1,475)	$(246,562)	$39,353

The accompanying notes are an integral part of these Consolidated Financial Statements.

ATOSSA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Year Ended December 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(34,770)	$(25,504)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation	2,646	2,292
Impairment charge on investment in equity securities	—	1,710
Depreciation	16	17
Loss on disposal of assets	—	7
Changes in operating assets and liabilities:
Prepaid materials	(983)	(611)
Prepaid expenses and other current assets	37	997
Other assets	4	331
Accounts payable	3,614	(127)
Accrued expenses	388	(54)
Payroll liabilities	(304)	208
Other current liabilities	(410)	(296)
Net cash used in operating activities	(29,762)	(21,030)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(23)	(19)
Net cash used in investing activities	(23)	(19)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of warrants	—	3,673
Net cash provided by financing activities	—	3,673

NET DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(29,785)	(17,376)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING BALANCE	71,194	88,570
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, ENDING BALANCE	$41,409	$71,194

RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents	41,299	71,084
Restricted cash	110	110
Total cash, cash equivalents and restricted cash	$41,409	$71,194
NON-CASH INVESTING AND FINANCING ACTIVITIES
Common stock issued upon cashless exercise of stock options	$—	$273
Conversion of Series B convertible preferred stock to common stock	$5	$—

The accompanying notes are an integral part of these Consolidated Financial Statements.

ATOSSA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: NATURE OF OPERATIONS

Atossa Therapeutics, Inc. (the Company) was incorporated on April 30, 2009, in the State of Delaware to develop and market medical devices, laboratory tests and therapeutics to address breast health conditions. The Company is focused on developing proprietary innovative medicines in areas of significant unmet medical need in oncology, with a focus on breast cancer and other breast conditions, as well as other rare diseases.

NOTE 2: GOING CONCERN

The Company's consolidated financial statements are prepared under the going concern basis of accounting, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred net losses and negative operating cash flows since inception. For the year ended December 31, 2025, the Company recorded a net loss of $34.8 million and used $29.8 million of cash in operating activities. As of December 31, 2025, the Company had $41.3 million in unrestricted cash and cash equivalents and working capital of $37.4 million. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities should the Company be unable to continue as a going concern.

In order to alleviate the conditions that raise substantial doubt, the Company will need, among other things, additional capital resources. Management plans to obtain such resources for the Company include obtaining capital from the sale of its equity securities as well as short-term borrowings from banks, stockholders or other related parties if needed. However, management cannot provide any assurance that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraphs and eventually to secure other sources of financing and attain profitable operations.

NOTE 3: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These Consolidated Financial Statements have been prepared pursuant to the rules of the Securities and Exchange Commission (the SEC) and in accordance with GAAP. The accompanying Consolidated Financial Statements include the financial statements of Atossa Therapeutics, Inc. and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

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

Reverse Stock Split

On February 2, 2026, the Company effected a 1-for-15 reverse stock split of its issued and outstanding common stock (the Reverse Stock Split). As a result of the Reverse Stock Split, each 15 shares of common stock issued and outstanding immediately prior to February 2, 2026 was automatically converted into one share of common stock. The Reverse Stock Split affected all common stockholders uniformly and did not alter any stockholders' percentage interest in the Company's equity, except to the extent that the Reverse Stock Split would result in a stockholder owning a fractional share. No fractional shares were issued in connection with the Reverse Stock Split. Stockholders who otherwise would be entitled to receive a fractional share instead were entitled to receive cash in lieu of such fractional share.

The Reverse Stock Split did not change the par value of the common stock or the authorized shares of common stock. The shares of common stock retain a par value of $0.18 per share. Accordingly, an amount equal to the par value of the decreased shares resulting from the reverse stock split was reclassified from “Common stock” to “Additional paid-in capital”.

All common stock and per-share amounts in this Form 10-K have been retroactively restated to reflect the effect of the Reverse Stock Split.

Cash and Cash Equivalents

Cash and cash equivalents include unrestricted cash and all highly liquid instruments with original maturities of three months or less at the date of purchase. Cash equivalents consist primarily of amounts invested in money market accounts.

Restricted Cash

The Company’s restricted cash balance as of December 31, 2025 and 2024, consisted entirely of cash pledged as security for the Company’s issued commercial credit cards.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of deposits of cash and cash equivalents, including those deposited in money market deposit and prime money market fund accounts. The Company maintains deposits in federally insured financial institutions in excess of federally insured limits. The Company has not experienced any material losses in such accounts and believes it is not exposed to significant risk. The Company invests its excess cash in a highly rated prime money market fund that management believes protects the Company from risk of default and impairment.

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

Prepaid Materials

The Company capitalizes the purchase of certain raw materials, active pharmaceutical ingredients and related supplies for use in the manufacturing of drug products for use in its preclinical and clinical development programs, as it has determined that these materials have alternative future use. The Company can use these raw materials and related supplies in multiple clinical drug products, and therefore has future use independent of the development status of any particular drug program until it is utilized in the manufacturing process. The Company expenses the cost of materials when used. The Company periodically reviews these capitalized materials for continued alternative future use and writes down the asset to its net realizable value in the period in which an impairment is identified. Prepaid materials not expected to be used within 12 months of the balance sheet date are presented in Other assets on the Consolidated Balance Sheets.

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

Investments in Equity Securities

The Company had one investment in non-marketable equity securities. This investment did not have a readily determinable fair value, so the Company elected to measure the investment at cost less any impairment, adjusted to fair value if there are observable price changes in orderly transactions for an identical or similar investment of the same issuer, in accordance with Accounting

Standards Codification (ASC) 321, Investments – Equity Securities. At each reporting period, the Company performed an assessment to determine if it still qualified for this measurement alternative.

At each reporting period, the Company made a qualitative assessment considering impairment indicators to evaluate whether the investment was impaired. If a qualitative assessment indicated that the investment was impaired, the Company estimated the investment's fair value. If the fair value was less than the investment's carrying value, an impairment charge is recorded in the Consolidated Statements of Operations equal to the difference between the carrying value and fair value and a new basis in the investment was established. Refer to Note 4 “Investment in Equity Securities” to the Consolidated Financial Statements.

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

The fair value of each stock option grant is estimated using the Black-Scholes option-pricing model, which requires assumptions regarding the expected volatility of the price of the Company's common stock, the expected life of the options, an expectation regarding future dividends on the Company’s common stock, and a risk-free interest rate. The Company’s expected common stock price volatility assumption is based upon the historical volatility of its stock price. The Company has limited exercise history and has elected the simplified method for the expected life assumption for stock option grants, which averages the contractual term of the options of 10 years with the vesting term, typically one to four years. The dividend yield assumption of zero is based upon the fact that the Company has never paid cash dividends and presently has no intention of paying cash dividends in the future. The risk-free interest rate assumption is based upon prevailing short-term interest rates over the expected life of the options as of the grant date.

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

Recently Adopted Accounting Pronouncements

For the year ended December 31, 2025, the Company adopted Accounting Standards Update (ASU) No. 2023-09, Income Taxes: Improvements to Income Tax Disclosures (Topic 740). This standard enhances disclosures related to income taxes, including the rate reconciliation and information on income taxes paid. See Note 12 to these Consolidated Financial Statements.

Recently Issued Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board (the FASB) issued ASU No. 2024-03, Disaggregation of Income Statement Expenses (Topic 220-40). This standard requires business entities to disclose in a tabular format, on an annual and interim basis, purchases of inventory, employee compensation, depreciation, intangible asset amortization and depletion for each income statement line item that contains those expenses. The guidance is effective for public business entities in annual reporting periods beginning after December 15, 2026, and in interim periods within annual reporting periods beginning after December 15, 2027. Entities may apply the guidance prospectively or retrospectively. The Company is currently assessing the potential impact of this ASU.

NOTE 4: INVESTMENT IN EQUITY SECURITIES

The Company held an investment in Dynamic Cell Therapies, Inc. (DCT), a U.S. private company that was in the pre-clinical stage of developing novel Chimeric Antigen Receptor (CAR) T-cell therapies based on technology licensed from a leading U.S. cancer treatment and research institution. The Company determined that DCT was a VIE however, the Company did not consolidate DCT because it did not have the power to direct DCT’s economically significant activities. The Company had no obligation to provide any future funding to DCT.

The Company considered qualitative and quantitative impairment factors in determining if there were any signs of impairment of this investment as of September 30, 2024. Specifically, the Company considered continued concerns about the investee's ability to continue as a going concern, due to negative cash flows from operations and its inability to raise additional funding during the three and nine months ended September 30, 2024. Based on these impairment indicators, the Company performed a quantitative fair value measurement as of September 30, 2024. The impairment of the Company's Investment in equity securities required the estimation of fair value using unobservable inputs (a level 3 fair value measurement). The Company used the dynamic options approach, which required assumptions regarding (i) the expected average volatility of comparable companies, (ii) the expected term of the Company's investment, and (iii) an estimation of an appropriate risk-free interest rate over the term of the Company's investment. The expected stock price volatility assumption was based upon the average historic volatility of comparable public clinical stage immunotherapy or CAR-T companies. The expected term of the Company's investment was 3.0 years and the risk-free interest rate used was based upon prevailing short-term interest rates over the expected term of the investment. The dynamic options approach was weighted at a 5% outcome probability. An adjusted book value approach was also considered and weighted at a 95% probability due to (i) DCT's limited cash on hand at the time, (ii) the status of fundraising efforts and (iii) the subsequent decision by DCT to lay off all employees and wind down operations. Based on the valuation, the Company concluded that the investment was impaired, and accordingly, an impairment charge of $1.7 million was recorded in the Consolidated Statements of Operations for the year ended December 31, 2024.

NOTE 5: PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following (in thousands):

	As of December 31,	As of December 31,
	2025	2024
Prepaid pre-clinical and clinical trial deposits	$410	$350
Prepaid insurance	517	628
Prepaid professional services	68	68
Other	133	119
Total prepaid expenses and other current assets	$1,128	$1,165

NOTE 6: ACCRUED EXPENSES

Accrued expenses consisted of the following (in thousands):

	As of December 31,	As of December 31,
	2025	2024
Accrued pre-clinical and clinical trial costs	$661	$700
Accrued professional services and other	646	219
Total accrued expenses	$1,307	$919

NOTE 7: PAYROLL LIABILITIES

Payroll liabilities consisted of the following (in thousands):

	As of December 31,	As of December 31,
	2025	2024
Accrued bonuses	$680	$1,305
Accrued vacation	213	226
Accrued payroll and benefits	665	331
Total payroll liabilities	$1,558	$1,862

NOTE 8: RESEARCH AND DEVELOPMENT TAX REBATE LIABILITY

In 2017, the Company formed a wholly owned subsidiary in Australia called Atossa Genetics AUS Pty Ltd. The purpose of this subsidiary is to perform R&D activities, including some of the Company's clinical trials. Australia offers R&D cash rebates on qualified R&D activities incurred in the country. The Australian R&D tax incentive program is a self-assessment program, and as such, the Australian Taxation Office (ATO) has the right to review the Company’s program and related expenditures for a period of four years following the tax return filing date. If a review were to occur, a qualified program and related expenditures could be disqualified by the ATO with interest and penalties. Based on the Company's evaluation of the ATO's taxpayer alert in December 2023, the Company believes that it is not reasonably assured that the full tax position would be sustained under audit. Accordingly, as of December 31, 2025 and 2024, a liability of $1.1 million and $1.5 million, respectively, was included in Other current liabilities in the Consolidated Balance Sheets.

NOTE 9: FAIR VALUE OF FINANCIAL INSTRUMENTS

The following tables present the Company’s fair value hierarchy for all its financial assets and liabilities, by major security type, measured at fair value on a recurring basis (in thousands):

December 31, 2025	Estimated Fair Value	Level 1	Level 2	Level 3
Assets:
Money market fund	$40,367	$40,367	$—	$—

December 31, 2024	Estimated Fair Value	Level 1	Level 2	Level 3
Assets:
Money market fund	$68,543	$68,543	$—	$—

NOTE 10: STOCKHOLDERS’ EQUITY

Common Stock

On June 27, 2024, the Company's stockholders approved an amendment of the Company's Amended and Restated Certificate of Incorporation to increase the number of authorized shares of the Company's common stock, par value $0.18 per share, from 175,000,000 to 350,000,000.

Preferred Stock

The Company is authorized to issue a total of 10,000,000 shares of preferred stock, par value $0.001 per share. The Company has designated 750,000 shares of Series A junior participating preferred stock, par value $0.001 per share, 4,000 shares of Series A convertible preferred stock, par value $0.001 per share, 25,000 shares of Series B convertible preferred stock, par value $0.001 per share, and 20,000 shares of Series C convertible preferred stock, par value $0.001 per share, through the filings of certificates of designation with the Delaware Secretary of State. No shares of Series A junior participating preferred stock, Series A convertible preferred stock, or Series C convertible preferred stock, were outstanding as of December 31, 2025 and 2024.

Series B Convertible Preferred Stock

Conversion. Each share of Series B convertible preferred stock is convertible at the Company's option at any time, or at the option of the holder at any time, into the number of shares of the Company's common stock determined by dividing the $1,000 stated value per share of the Series B convertible preferred stock by a conversion price of $52.80 per share. In addition, the conversion price per share is subject to adjustment for stock dividends, distributions, subdivisions, combinations, or reclassifications. Subject to limited exceptions, a holder of the Series B convertible preferred stock will not have the right to convert any portion of the Series B convertible preferred stock to the extent that, after giving effect to the conversion, the holder, together with its affiliates, would beneficially own in excess of 9.99% of the number of shares of the Company's common stock outstanding immediately after giving effect to its conversion.

During the year ended December 31, 2025, certain holders of the Series B convertible preferred stock exercised their conversion option and converted an aggregate of 5 shares of Series B convertible preferred stock into 95 shares of the Company's common stock. No cash was exchanged in connection with the conversion. During the year ended December 31, 2024, there were no conversions of Series B convertible preferred stock.

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

Dividends. Holders of Series B convertible preferred stock shall be entitled to receive dividends (on an as-if-converted-to-common-stock basis) in the same form as dividends actually paid on shares of the common stock when, as and if such dividends are paid on shares of common stock. The Company's preferred stock contractually entitles the holders of such securities to participate in dividends but does not contractually require the holders of such securities to participate in losses of the Company.

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

Warrants

There were no warrant exercises during the year ended December 31, 2025. During the year ended December 31, 2025, warrants granted in prior years expired as follows: 187,500 warrants granted in December 2020 expired on June 21, 2025; 300,000 warrants granted in January 2021 expired on July 8, 2025; and 701,667 warrants granted in March 2021 expired on September 22, 2025. No warrants remain outstanding at December 31, 2025.

During the year ended December 31, 2024, the Company received $3.7 million from the exercises of warrants resulting in the issuance of 244,833 shares of common stock.

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

The following table sets forth the weighted average number of shares of common stock excluded from the calculation of diluted net loss per share, because including them would be anti-dilutive:

	Year Ended December 31,
	2025	2024
Options to purchase common stock	1,520,347	1,252,516
Series B convertible preferred stock	10,968	11,023
Warrants to purchase common stock	—	1,405,461
	1,531,315	2,669,000

NOTE 12: INCOME TAXES

The Company adopted ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, on a prospective basis effective January 1, 2025. A reconciliation of the income tax benefit calculated at the U.S. federal statutory rate to the recognized income tax benefit and effective income tax rate is as follows (in thousands, except percentages):

	As of December 31, 2025
	Amount	Percent
Income tax benefit at the U.S. federal statutory rate	$(7,302)	21.0%
State income taxes, net of federal income tax effect	—	0.0%
Foreign tax effects
Australia
Statutory tax rate difference between Australia and U.S.	(31)	0.1%
Change in valuation allowance	22	-0.1%
Other	85	-0.2%
Effect of changes in tax laws or rates enacted in the current period	—	0.0%
Effect of cross border tax laws	(76)	0.2%
Tax credits	—	0.0%
Change in valuation allowance	7,278	-20.9%
Non taxable or non deductible items
Other non-taxable income & disallowed expenses	173	-0.5%
Other	(149)	0.4%
Changes in unrecognized tax benefits	—	0.0%
Income tax benefit	$—	0.0%

As of December 31, 2024
Expected federal income tax benefit at statutory rate	$(5,356)
Disallowed R&D expenses	3
Non-taxable R&D rebate	—
Other permanent items	235
Return to provision	57
Stock-based compensation	246
Foreign rate differential	(76)
Other	21
Effect of change in valuation allowance	4,870
Income tax benefit	$—

The following table summarizes the significant components of the Company's deferred tax assets and liabilities (in thousands):

	As of December 31,
	2025	2024
Deferred tax assets
Accrued bonus	$143	$274
Accrued vacation	45	47
Stock-based compensation	4,887	4,265
Capitalized R&D expenses	300	7,825
Rebate reserve	153	220
Intangible assets, net	113	181
Investment in equity securities	987	987
Net operating loss carryforwards	30,091	15,716
Other	98	48
Total gross deferred tax asset	36,817	29,563
Valuation allowance	(36,817)	(29,516)
Net deferred tax assets	—	47
Deferred tax liabilities
Bonus compensation	—	(47)
Net deferred tax assets	$—	$—

As of December 31, 2025 and 2024, a valuation allowance was established against the Company's net deferred tax assets due to the uncertainty regarding the realization of such assets as evidenced by the cumulative losses from operations through December 31, 2025 and 2024. The total valuation allowance increased by $7.3 million for the year ended December 31, 2025 primarily as a result of an increase in net operating loss carryforwards, partially offset by a reduction in deferred tax assets related to previously capitalized R&D expenses.

The Company has incurred net operating losses since inception. At December 31, 2025, the Company had domestic federal net operating loss (NOL) carryforwards of $186.7 million and foreign NOL carryforwards of $1.7 million. The 2017 Tax Cut and Jobs Act (the Act) generally allows federal losses generated after 2017 to be carried forward indefinitely, but also limits the NOL deduction to the lesser of the NOL carryover or 80% of a corporation's taxable income (subject to Section 382 of the Internal Revenue Code of 1986, as amended (the IRC). Additionally, there is no carryback for losses generated after 2017. Losses generated prior to 2018 are deductible using the lesser of a corporation's NOL carryover or 100% of a corporation's taxable income and have a 20 year carryforward period. Federal NOL carryforwards generated prior to 2018 expire at various dates beginning 2029 through 2037. Foreign NOLs do not expire.

The future utilization of the federal NOL carryforwards to offset future taxable income may be subject to an annual limitation as a result of ownership changes that may have occurred previously or may occur in the future. The IRC limits a Company's ability to utilize certain NOL carry forwards in the event of a cumulative change in ownership in excess of 50% (by value) defined in the IRC. The Company has not completed a study to assess whether an ownership change, as defined by the IRC, had occurred since its inception.

The Company has no unrecognized tax positions as of December 31, 2025 or 2024 and does not believe there will be any material changes in its unrecognized tax positions over the next 12 months. The Company has not incurred any interest or penalties related to unrecognized tax positions for the years ended December 31, 2025 or 2024.

The Company files income tax returns in the U.S. and Australia. The Company has incurred net losses since inception and has not been audited for any open taxation years. As such, all tax years remain open for federal tax examinations in the U.S. For Australia, tax years from 2020 to present remain open and subject to audit.

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

On November 3, 2025, the PTAB released a Decision Granting Institution of PGR for U.S. Patent No. 12,071,391 and a Decision Granting Institution of IPR for U.S. Patent No. 11,261,151. On January 26, 2026, the Company submitted responses to the 391 PGR Petition and the 151 IPR Petition. Final written decisions are expected for the PGR and IPR proceedings by November 3, 2026.

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

Contractual Obligations

Contractual obligations represent the Company's future cash commitments and liabilities under agreements with third party clinical trial service providers. Apart from contracts with one third-party clinical trial service provider, such agreements are cancellable upon written notice by the Company. The non-cancellable contracts expire upon completion of the clinical trial and release of the final report, or the contracts may be terminated by the clinical trial service provider, by the FDA or another governmental agency. As of December 31, 2025, the Company's estimated non-cancellable commitment was $7.0 million.

NOTE 14: STOCK BASED COMPENSATION

On May 15, 2020, the stockholders of the Company approved the 2020 Stock Incentive Plan (the 2020 Plan) to provide for the grants of equity-based awards to employees, officers, non-employee directors and other key persons providing services to the Company. No awards may be granted under the 2020 Plan after June 27, 2034. An aggregate of 2,000,000 shares of common stock is reserved for issuance in connection with awards granted under the 2020 Plan. As of December 31, 2025, 679,462 shares were available for future grants under the 2020 Plan.

The Company granted 344,548 and 313,419 options to purchase shares of common stock to employees and directors during the years ended December 31, 2025 and 2024, respectively. The weighted average grant date fair value of options granted during the years ended December 31, 2025 and 2024 was $14.72 and $13.20, respectively. No options were exercised during the year ended December 31, 2025. There were 22,933 options exercised during the year ended December 31, 2024.

The fair values of stock options granted were calculated using the Black-Scholes option-pricing model applying the following assumptions:

Year Ended December 31,
	2025	2024
Risk-free interest rate	4.03% - 4.11%	4.01% - 4.24%
Expected term (in years)	5.18 - 6.09	5.31 - 6.11
Dividend yield	—	—
Expected volatility	89% - 105%	97% - 120%

The Company recognized stock-based compensation expense in the Consolidated Statements of Operations as follows (in thousands):

	Year Ended December 31,
	2025	2024
General and administrative	$2,081	$1,647
Research and development	565	645
Total stock-based compensation expense	$2,646	$2,292

The following table shows a summary of all stock option activity for the year ended December 31, 2025:

	Number of Underlying Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Contractual Life Remaining in Years	Aggregate Intrinsic Value
Outstanding as of January 1, 2025	1,379,437	$24.06
Granted	344,548	14.72
Forfeited	(158,484)	18.64
Exercised	—
Expired	(229)	4,710.97
Outstanding as of December 31, 2025	1,565,272	$21.86	5.85	$120
Exercisable as of December 31, 2025	1,326,076	$23.12	5.22	$83
Vested and expected to vest	1,565,272		5.85	$120

As of December 31, 2025, there were 239,196 unvested options outstanding, and the related unrecognized total compensation cost associated with these options was $2.2 million. This expense is expected to be recognized over a weighted-average period of 1.74 years.

NOTE 15: DEFINED CONTRIBUTION PLAN

The Company has a defined contribution plan to which employees of the Company may defer contributions for income tax purposes. Participants are eligible to receive employer matching contributions up to 6% of deferrals. Employees may also be eligible for a discretionary match over 6%. Defined contribution plan employer matching contributions for the years ended December 31, 2025 and 2024 were $0.4 million and $0.3 million, respectively.

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

NOTE 17: SUBSEQUENT EVENT

On February 20, 2026, the Company entered into the At the Market Offering Agreement (the Sales Agreement), with Rodman & Renshaw LLC (the Sales Agent), pursuant to which the Company may offer and sell from time to time up to $50,000,000 of shares of the Company’s common stock, par value $0.18 per share (the Shares), through the Sales Agent as agent or principal. On February 19, 2026, the Company delivered written notice to Jefferies LLC indicating that it was terminating the Open Market Sale AgreementSM (the Prior Agreement) by and between the Company and Jefferies LLC, dated November 19, 2024, effective as of February 19, 2026. The Company is not subject to any termination penalties related to the termination of the Prior Agreement. The Company did not undertake any sales of its common stock pursuant to the Prior Agreement.

EXHIBIT INDEX

Incorporated by Reference Herein or Filed or Furnished Herewith
Exhibit No.	Description	Form	Date

3.1	Amended and Restated Certificate of Incorporation	Amendment No. 3 to Registration Statement on Form S-1, as Exhibit 3.2	June 11, 2012

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation	Current Report on Form 8-K, as Exhibit 4.1	August 26, 2016

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation	Current Report on Form 8-K, as Exhibit 4.1	April 23, 2018

3.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation	Current Report on Form 8-K, as Exhibit 3.1	January 7, 2020
3.5	Certificate of Amendment to Amended and Restated Certificate of Incorporation	Current Report on Form 8-K, as Exhibit 3.1	July 2, 2024

3.6	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	Current Report on Form 8-K, as Exhibit 3.1	January 26, 2026

3.7	Amended and Restated Bylaws	Current Report on Form 8-K as Exhibit 3.2	April 26, 2023

3.8	Certificate of Designation Preferences, and Rights of Series A Junior Participating Preferred Stock	Current Report on Form 8-K, as Exhibit 3.1	May 22, 2014

3.9	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock	Quarterly Report on Form 10-Q, as Exhibit 3.1	May 11, 2017

3.10	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock	Current Report on Form 8-K, as Exhibit 3.1	May 31, 2018

3.11	Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock	Current Report on Form 8-K, as Exhibit 3.1	December 14, 2020

4.1	Specimen Common Stock Certificate	Amendment No. 2 to Registration Statement on Form S-1, as Exhibit 4.1	May 21, 2012

4.2	Form of Senior Indenture	Registration Statement on Form S-3, as Exhibit 4.1	May 13, 2024

4.3	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.	Filed herewith

10.1#	Restated and Amended Employment Agreement with Steven Quay dated September 27, 2010	Registration Statement on Form S-1, as Exhibit 10.3	February 14, 2012

10.2#	Form of Indemnification Agreement	Annual Report on Form 10-K, as Exhibit 10.3	March 22, 2023

10.3#	2010 Stock Option and Incentive Plan, as Amended	Current Report on Form 8-K, as Exhibit 4.2	January 15, 2019

10.4#	Form of Non-Qualified Stock Option Agreement for Employees	Amendment No. 3 to Registration Statement on Form S-1, as Exhibit 10.8	June 11, 2012

10.5#	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors	Amendment No. 3 to Registration Statement on Form S-1, as Exhibit 10.9	June 11, 2012

10.6#	Form of Restricted Stock Award Agreement	Amendment No. 3 Registration Statement on Form S-1, as Exhibit 10.13	June 11, 2012

10.7#	Form of 2019 Option Award Agreement	Current Report on Form 8-K, as Exhibit 4.1	January 15, 2019

10.8#	2020 Stock Incentive Plan, as Amended	Current Report on Form 8-K, as Exhibit 10.1	July 2, 2024

10.9#	Form of ISO Option Award Agreement	Quarterly Report on Form 10-Q, as Exhibit 4.1	May 13, 2020

10.10#	Form of Option Award Agreement	Current Report on Form 8-K, as Exhibit 4.1	April 13, 2020

10.11#	Separation Agreement with Heather Rees Dated November 15, 2025	Filed herewith
10.12#	Employment Agreement by and between Atossa Therapeutics, Inc. and Mark J. Daniel, effective October 14, 2025	Current Report on Form 8-K, as Exhibit 10.1	October 14, 2025

10.13	At the Market Offering Agreement, dated February 20, 2026, by and between Atossa Therapeutics, Inc. and Rodman & Renshaw LLC	Current Report on Form 8-K, as Exhibit 1.1	February 20, 2026
19.1	Insider Trading Policy	Annual Report on Form 10-K, as Exhibit 19.1	March 25, 2025

21.1	List of Subsidiaries	Filed herewith

23.1	Consent of Ernst & Young, LLP	Filed herewith

24.1	Powers of Attorney (included in signature page of this Form 10-K)	Filed herewith

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith

32.1 (1)	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act	Furnished herewith

32.2 (1)	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act	Furnished herewith

97.1	Incentive Compensation Clawback Policy	Annual Report on Form 10-K as Exhibit 97.1	April 1, 2024

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document With Embedded Linkbase Documents

104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

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

SIGNATURES

Pursuant to the requirements Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, a corporation organized and existing under the laws of the State of Delaware, has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in the City of Seattle, State of Washington, on March 25, 2026.

Atossa Therapeutics, Inc.

By:	/s/ Steven C. Quay
Steven C. Quay, M.D., Ph.D.
Chairman, President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Steven C. Quay and Mark J. Daniel, and each of them acting individually, as his or her true and lawful attorneys-in-fact and agents, each with full power of substitution, for him or her in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated.

Signature	Office(s)	Date

/s/ Steven C. Quay	Chairman, President and Chief Executive Officer	March 25, 2026
Steven C. Quay, M.D., Ph.D.	(Principal Executive Officer)

/s/ Mark J. Daniel	Chief Financial Officer	March 25, 2026
Mark J. Daniel	(Principal Financial and
Accounting Officer)

/s/ Richard I. Steinhart	Director	March 25, 2026
Richard I. Steinhart

/s/ Shu-Chih Chen	Director	March 25, 2026
Shu-Chih Chen, Ph.D.

/s/ Jonathan F. Finn	Director	March 25, 2026
Jonathan F. Finn

/s/ Stephen J. Galli	Director	March 25, 2026
Stephen J. Galli, M.D.

/s/ H. Lawrence Remmel	Director	March 25, 2026
H. Lawrence Remmel

/s/ Tessa Cigler	Director	March 25, 2026
Tessa Cigler, M.D., M.P.H.