Form 10-Q
period 2026-03-31
ATOSSA THERAPEUTICS, INC.
filed 2026-05-08
CIK 1488039

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 1, 2026, the registrant had 8,611,361 shares of common stock, $0.18 par value per share, outstanding.

ATOSSA THERAPEUTICS, INC.
QUARTERLY REPORT

FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

ATOSSA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share and per share data)

(Unaudited)

	March 31, 2026	December 31, 2025
Assets
Current assets
Cash and cash equivalents	$31,718	$41,299
Restricted cash	110	110
Prepaid materials	3,013	3,081
Prepaid expenses and other current assets	1,827	1,128
Total current assets	36,668	45,618
Other assets	1,275	1,990
Total assets	$37,943	$47,608

Liabilities and stockholders' equity
Current liabilities
Accounts payable	$2,569	$4,293
Accrued expenses	2,807	1,307
Payroll liabilities	943	1,558
Other current liabilities	1,138	1,097
Total current liabilities	7,457	8,255
Total liabilities	7,457	8,255

Commitments and contingencies (Note 12)	—	—

Stockholders' equity
Convertible preferred stock - $0.001 par value; 10,000,000 shares authorized; 577 shares issued and outstanding as of March 31, 2026 and December 31, 2025	—	—
Common stock - $0.18 par value; 350,000,000 shares authorized; 8,611,361 shares issued and outstanding as of March 31, 2026 and December 31, 2025	1,550	1,550
Additional paid-in capital	286,562	285,840
Treasury stock, at cost; 88,003 shares of common stock at March 31, 2026 and December 31, 2025	(1,475)	(1,475)
Accumulated deficit	(256,151)	(246,562)
Total stockholders' equity	30,486	39,353
Total liabilities and stockholders' equity	$37,943	$47,608

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ATOSSA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except share and per share data)

(Unaudited)

	For the Three Months Ended March 31,
	2026	2025
Operating expenses
Research and development	$4,779	$4,157
General and administrative	5,091	3,257
Total operating expenses	9,870	7,414
Operating loss	(9,870)	(7,414)
Interest income	309	720
Other expense, net	(28)	(24)
Loss before income taxes	(9,589)	(6,718)
Income tax benefit	—	—
Net loss	$(9,589)	$(6,718)
Net loss per share of common stock - basic and diluted	$(1.11)	$(0.78)
Weighted average shares outstanding used to compute net loss per share - basic and diluted	8,622,289	8,622,289

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ATOSSA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(amounts in thousands, except share data)

(Unaudited)

	Convertible Preferred Stock		Common Stock			Treasury Stock
					Additional			Total
	Shares	Amount	Shares	Amount	Paid-in Capital	Amount	Accumulated Deficit	Stockholders' Equity
Balance at December 31, 2024	582	$—	8,611,266	$1,550	$283,194	$(1,475)	$(211,792)	$71,477
Stock-based compensation	—	—	—	—	563	—	—	563
Net loss	—	—	—	—	—	—	(6,718)	(6,718)
Balance at March 31, 2025	582	$—	8,611,266	$1,550	$283,757	$(1,475)	$(218,510)	$65,322

	Convertible Preferred Stock		Common Stock			Treasury Stock
					Additional			Total
	Shares	Amount	Shares	Amount	Paid-in Capital	Amount	Accumulated Deficit	Stockholders' Equity
Balance at December 31, 2025	577	$—	8,611,361	$1,550	$285,840	$(1,475)	$(246,562)	$39,353
Stock-based compensation	—	—	—	—	722	—	—	722
Net loss	—	—	—	—	—	—	(9,589)	(9,589)
Balance at March 31, 2026	577	$—	8,611,361	$1,550	$286,562	$(1,475)	$(256,151)	$30,486

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ATOSSA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(9,589)	$(6,718)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation	722	563
Depreciation	4	4
Changes in operating assets and liabilities:
Prepaid materials	68	19
Prepaid expenses and other current assets	(699)	(274)
Other assets	711	(11)
Accounts payable	(1,724)	486
Accrued expenses	1,500	869
Payroll liabilities	(615)	(920)
Other current liabilities	41	23
Net cash used in operating activities	(9,581)	(5,959)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	—	(9)
Net cash used in investing activities	—	(9)

CASH FLOWS FROM FINANCING ACTIVITIES
Net cash provided by financing activities	—	—

NET DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(9,581)	(5,968)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING BALANCE	41,409	71,194
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, ENDING BALANCE	$31,828	$65,226

RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents	$31,718	$65,116
Restricted cash	110	110
Total cash, cash equivalents and restricted cash	$31,828	$65,226

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

NOTE 2: GOING CONCERN

The Company's Condensed Consolidated Financial Statements are prepared under the going concern basis of accounting, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred net losses and negative operating cash flows since inception. For the three months ended March 31, 2026, the Company recorded a net loss of $9.6 million and used $9.6 million of cash in operating activities. As of March 31, 2026, the Company had $31.7 million in unrestricted cash and cash equivalents and working capital of $29.2 million. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. The accompanying Condensed Consolidated Financial Statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities should the Company be unable to continue as a going concern.

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

NOTE 3: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying Condensed Consolidated Financial Statements have been prepared pursuant to the rules of the Securities and Exchange Commission (the SEC) and in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by GAAP for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the Notes to the Consolidated Financial Statements included in the Annual Report on Form 10-K of the Company for the year ended December 31, 2025. The year-end Condensed Consolidated Balance Sheet presented in this report was derived from audited consolidated financial statements but does not include all annual disclosures required by GAAP.

In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included and have been prepared on the same basis as the annual consolidated financial statements. Operating results for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Significant estimates and assumptions reflected in these financial statements include stock-based compensation expense, and prepaid or accrued clinical trial balances at the end of any reporting period. Actual results could differ materially from the Company’s estimates.

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

All common stock and per-share amounts in this Form 10-Q have been retroactively restated to reflect the effect of the Reverse Stock Split.

Cash and Cash Equivalents

Cash and cash equivalents include unrestricted cash and all highly liquid instruments with original maturities of three months or less at the date of purchase. Cash equivalents consist primarily of amounts invested in money market accounts.

Restricted Cash

The Company’s restricted cash balance as of March 31, 2026 and December 31, 2025, consisted entirely of cash pledged as security for the Company’s issued commercial credit cards.

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

The carrying amounts reflected in the accompanying Condensed Consolidated Balance Sheets for cash and cash equivalents, restricted cash, and accounts payable approximate their fair values due to their short-term nature. Refer to Note 8 to these Condensed Consolidated Financial Statements.

Research and Development

Research and development (R&D) costs are expensed as incurred and consist of costs associated with research activities. R&D expenses include, for example, manufacturing expenses for the Company's drugs under development, expenses associated with preclinical studies and clinical trials, as well as R&D employee salaries, bonuses, stock-based compensation and benefits. R&D expenses also include an allocation of the CEO's salary and related benefits, including bonus and non-cash stock-based compensation expense, based on an estimate of his total hours spent on R&D activities. The Company's CEO is involved in the development of the Company's drug candidates and oversight of the related clinical trial activities and also acts as the Company's Chief Medical Officer.

Stock-based Compensation

The Company measures and recognizes compensation expense for all stock-based awards made to employees, officers, non-employee directors, and other key persons providing services to the Company, currently comprised of stock options and restricted stock units (RSUs). For both stock options and RSUs, stock-based compensation is measured using the estimated grant date fair value and is recognized as an expense over the requisite service period, generally the vesting period. The Company has made a policy election to recognize forfeitures when they occur.

The fair value of each stock option grant is estimated using the Black-Scholes option-pricing model, which requires assumptions regarding the expected volatility of the price of the Company's common stock, the expected life of the options, an expectation regarding future dividends on the Company’s common stock, and a risk-free interest rate. The Company’s expected common stock price volatility assumption is based upon the historical volatility of its stock price. The Company has limited exercise history and has elected the simplified method for the expected life assumption for stock option grants, which averages the contractual term of the options of 10 years with the vesting term, typically one to four years. The Company uses a dividend yield assumption of zero based upon the fact that it has never paid cash dividends and presently has no intention of paying cash dividends in the future. The risk-free interest rate assumption is based upon prevailing short-term interest rates over the expected life of the options as of the grant date. RSUs are valued using the closing market price of the Company’s stock on the date of grant multiplied by the number of RSUs granted.

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

NOTE 4: PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following (in thousands):

	As of March 31,	As of December 31,
	2026	2025
Prepaid pre-clinical and clinical trial deposits	$1,105	$410
Prepaid insurance	370	517
Prepaid professional services and other	352	201
Total prepaid expenses and other current assets	$1,827	$1,128

NOTE 5: ACCRUED EXPENSES

Accrued expenses consisted of the following (in thousands):

	As of March 31,	As of December 31,
	2026	2025
Accrued pre-clinical and clinical trial costs	$1,963	$661
Accrued professional services and other	844	646
Total accrued expenses	$2,807	$1,307

NOTE 6: PAYROLL LIABILITIES

Payroll liabilities consisted of the following (in thousands):

	As of March 31,	As of December 31,
	2026	2025
Accrued bonuses	$324	$680
Accrued vacation	235	213
Accrued payroll and benefits	384	665
Total payroll liabilities	$943	$1,558

NOTE 7: RESEARCH AND DEVELOPMENT TAX REBATE LIABILITY

In 2017, the Company formed a wholly owned subsidiary in Australia called Atossa Genetics AUS Pty Ltd. The purpose of this subsidiary is to perform R&D activities, including conducting certain of the Company's clinical trials. Australia offers R&D cash rebates on qualified R&D activities incurred in the country. The Australian R&D tax incentive program is a self-assessment program, and as such, the Australian Taxation Office (ATO) has the right to review the Company’s program and related expenditures for a period of four years following the tax return filing date. If a review were to occur, a qualified program and related expenditures could be disqualified by the ATO with interest and penalties on the cash rebates previously received. Based on the Company's evaluation of the ATO's taxpayer alert in December 2023, the Company believes that it is not reasonably assured that the full tax position would be sustained under audit. Accordingly, as of both March 31, 2026 and December 31, 2025, a liability of $1.1 million was included in Other current liabilities in the Condensed Consolidated Balance Sheets.

NOTE 8: FAIR VALUE OF FINANCIAL INSTRUMENTS

The following tables present the Company’s fair value hierarchy for all its financial assets and liabilities, by major security type, that are measured at fair value on a recurring basis (in thousands):

March 31, 2026	Estimated Fair Value	Level 1	Level 2	Level 3
Assets:
Money market fund	$30,666	$30,666	$—	$—

December 31, 2025	Estimated Fair Value	Level 1	Level 2	Level 3
Assets:
Money market fund	$40,367	$40,367	$—	$—

NOTE 9: STOCKHOLDERS’ EQUITY

Common Stock

On June 27, 2024, the Company's stockholders approved an amendment of the Company's Amended and Restated Certificate of Incorporation to increase the number of authorized shares of the Company's common stock, par value $0.18 per share, from 175,000,000 to 350,000,000.

Preferred Stock

The Company is authorized to issue a total of 10,000,000 shares of preferred stock, par value $0.001 per share. The Company has designated 750,000 shares of Series A junior participating preferred stock, par value $0.001 per share, 4,000 shares of Series A convertible preferred stock, par value $0.001 per share, 25,000 shares of Series B convertible preferred stock, par value $0.001 per share, and 20,000 shares of Series C convertible preferred stock, par value $0.001 per share, through the filings of certificates of designation with the Delaware Secretary of State. No shares of Series A junior participating preferred stock, Series A convertible preferred stock, or Series C convertible preferred stock, were outstanding as of March 31, 2026 and December 31, 2025.

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

Rights. Holders of the Series B convertible preferred stock have certain rights should certain future events occur, such as the right to receive shares of an acquiring corporation or other consideration that holders of shares of common stock are entitled to receive upon certain mergers, consolidations or sales of substantially all of the Company’s assets; the right to receive dividends in the same form as dividends paid on shares of common stock; and redemption rights upon the Company’s liquidation, dissolution or winding up, among others. Holders of Series B convertible preferred stock have no voting rights, and the Company is not obligated to redeem or repurchase any of the Series B convertible preferred stock.

During the three months ended March 31, 2026 and 2025 there were no conversions of Series B convertible preferred stock.

Warrants Outstanding

As of March 31, 2026, no warrants were outstanding. As of March 31, 2025, the following warrants to purchase shares of the Company’s common stock were outstanding:

	Outstanding Warrants to Purchase Shares	Exercise Price Per Warrant	Expiration Date
December 2020 warrants	187,500	$1.00	June 21, 2025
January 2021 warrants	300,000	$1.055	July 8, 2025
March 2021 warrants	701,667	$2.88	September 22, 2025
	1,189,167

Warrants Activity

There were no warrant exercises during the three months ended March 31, 2026 and 2025.

NOTE 10: NET LOSS PER SHARE

Basic net loss per share of common stock is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding. Diluted net loss per share of common stock is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock that would have been outstanding during the period assuming the issuance of shares of common stock for all potentially dilutive shares of common stock outstanding. Potentially dilutive shares of common stock consist of outstanding stock options and RSUs, convertible preferred stock and common stock warrants. Because the inclusion of potential shares of common stock would be anti-dilutive for all periods presented, they have been excluded from the calculation.

The following table sets forth the weighted average number of shares of common stock excluded from the calculation of diluted net loss per share, because including them would be anti-dilutive:

	Three Months Ended March 31,
	2026	2025
Options to purchase common stock	1,606,149	1,371,668
Restricted stock units	36,141	—
Warrants to purchase common stock	—	1,189,468
	1,642,290	2,561,136

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

As a result of the Company’s cumulative losses, management has concluded that a full valuation allowance against the Company’s net deferred tax assets is appropriate. Therefore, no income tax provision was recorded for the three months ended March 31, 2026 and 2025.

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

On November 3, 2025, the PTAB released a Decision Granting Institution of PGR for U.S. Patent No. 12,071,391 and a Decision Granting Institution of IPR for U.S. Patent No. 11,261,151. On January 26, 2026, the Company submitted responses to the 391 PGR Petition and the 151 IPR Petition. Final written decisions are expected for the PGR and IPR proceedings by November 3, 2026 in the event the proceedings are not terminated.

On April 13, 2026, the Company entered into a Settlement Agreement with Intas and Jina Pharmaceuticals, Inc. (the Settlement Agreement) which is intended to resolve the 391 PGR Petition and 151 IPR Petition. Pursuant to the Settlement Agreement, the parties have agreed to seek termination of the PTAB proceedings identified in the Settlement Agreement. In the event any such proceedings are not terminated in their entirety, the applicable parties have agreed not to participate further in such proceedings, or in any related appeals, in each case subject to and in accordance with the terms of the Settlement Agreement.

See Note 16 “Subsequent Events” to these Condensed Consolidated Financial Statements for more information on the Settlement Agreement.

From time to time, the Company is subject to other legal proceedings and claims that arise in the ordinary course of its business. The Company believes that these matters do not have a material effect, individually or in the aggregate, on its financial position, results of operations or cash flows.

Contractual Obligations

Contractual obligations represent the Company's future cash commitments and liabilities under agreements with third party clinical trial service providers. Apart from contracts with one third-party clinical trial service provider, such agreements are cancellable upon written notice by the Company. The non-cancellable contracts expire upon completion of the clinical trial and release of the final report, or the contracts may be terminated by the clinical trial service provider, by the FDA or another governmental agency. As of March 31, 2026, the Company's estimated non-cancellable commitment for clinical trial enrollment costs was $5.3 million.

NOTE 13: STOCK BASED COMPENSATION

On May 15, 2020, the stockholders of the Company approved the 2020 Stock Incentive Plan (the 2020 Plan) to provide for the grants of equity-based awards to employees, officers, non-employee directors and other key persons providing services to the Company. No awards may be granted under the 2020 Plan after June 27, 2034. An aggregate of 2,000,000 shares of common stock is reserved for issuance in connection with awards granted under the 2020 Plan. As of March 31, 2026, 706,663 shares were available for future grants under the 2020 Plan.

The Company recognized stock-based compensation expense in the Condensed Consolidated Statements of Operations as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Research and development	$226	$131
General and administrative	496	432
Total stock-based compensation expense	$722	$563

The following table shows a summary of all RSU activity for the three months ended March 31, 2026:

Number of Underlying Shares
Outstanding as of January 1, 2026	—
Granted	313,401
Cancelled	—
Vested	—
Outstanding as of March 31, 2026	313,401

The Company granted 313,401 RSUs during the three months ended March 31, 2026 with a weighted average grant date fair value of $5.12. The outstanding RSUs vest ratably over three years at the anniversary of the grant date. As of March 31, 2026, the unrecognized stock-based compensation expense associated with unvested RSUs was $1.6 million. There were no RSUs granted or outstanding prior to the first quarter of 2026.

The following table shows a summary of all stock option activity for the three months ended March 31, 2026:

	Number of Underlying Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Contractual Life Remaining in Years	Aggregate Intrinsic Value
Outstanding as of January 1, 2026	1,565,272	$21.86
Granted	63,334	9.05
Forfeited	(90,535)	22.22
Expired	—	-
Outstanding as of March 31, 2026	1,538,071	$21.31	6.10	$—
Exercisable as of March 31, 2026	1,289,730	$22.84	6.18	$—
Vested and expected to vest	1,538,071	$21.31	6.10	$—

As of March 31, 2026, there were 248,341 unvested stock options outstanding, and the unrecognized compensation cost associated with unvested stock options was $2.3 million. The associated stock-based compensation expense is expected to be recognized over a weighted-average period of 1.74 years.

NOTE 14: DEFINED CONTRIBUTION PLAN

The Company has a defined contribution plan to which employees of the Company may defer contributions for income tax purposes. Participants are eligible to receive employer matching contributions up to 6% of deferrals. Employees may also be eligible for a discretionary match over 6%. Defined contribution plan employer matching contributions for the three months ended March 31, 2026 and 2025 were $53 thousand and $75 thousand, respectively.

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

The CODM is Steven C. Quay, M.D., Ph D. Chairman, President and CEO. The CODM utilizes Net Loss from the Condensed Consolidated Statement of Operations for the measure of segment profit or loss.

NOTE 16: SUBSEQUENT EVENT

On April 13, 2026, the Company entered into a Settlement Agreement, which is intended to resolve the 391 PGR Petition and 151 IPR Petition. Pursuant to the Settlement Agreement, the parties have agreed to seek termination of the PTAB proceedings identified in the Settlement Agreement. In the event any such proceedings are not terminated in their entirety, the applicable parties have agreed not to participate further in such proceedings, or in any related appeals, in each case subject to and in accordance with the terms of the Settlement Agreement.

The Settlement Agreement also includes mutual covenants pursuant to which the parties have agreed not to challenge, directly or indirectly, specified Endoxifen-related patents and patent applications owned or controlled by the other parties, subject to limited exceptions set forth in the Settlement Agreement. In addition, the Settlement Agreement preserves the Company’s ability to continue developing and commercializing Z-endoxifen base in the Company’s principal areas of focus of oncology, endocrine dysfunction disorders and muscular dystrophy-related diseases. The Settlement Agreement also establishes agreed allocations between the parties with respect to certain other Endoxifen-related fields and formulations. Upon anticipated termination by the PTAB of the proceedings, the Company’s two issued patents titled, “Methods for Making and Using Endoxifen” (U.S. Patents Nos. 11,261,151 and 12,071,391), that are subject to such proceedings, are expected to remain issued and fully enforceable against other third parties.

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

Forward-Looking Statements

All statements made in this Quarterly Report on Form 10-Q (this Quarterly Report) that are not statements of historical fact, including statements regarding guidance, industry prospects or future results of operations or financial position, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act) and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). We have made these statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are subject to certain risks and uncertainties, which could cause actual results, outcomes and the timing of results or outcomes, to differ materially from those projected or anticipated. Although we believe that our assumptions underlying our forward-looking statements are reasonable as of the date of this Quarterly Report, we cannot assure you that the forward-looking statements set forth in this Quarterly Report will prove to be accurate. We may identify these forward-looking statements by the use of forward-looking terms, including, but not limited to, "expect," "potential," "continue," "may," "will," "should," "could," "would," "seek," "intend," "plan," "estimate," "anticipate," "future," "believe," "design," "predict," or the negative versions of these words or other similar expressions. Forward-looking statements contained in this Quarterly Report include, but are not limited to, statements about:

•
our ability to shorten our clinical development timelines and reduce future clinical development costs through an accelerated path to filing a New Drug Application, which is dependent on the timing and outcomes of submissions to and other interactions with the U.S. Food and Drug Administration (FDA);
•
the impact of general macroeconomic conditions, including the impact of inflation, high interest rates, general economic slowdown or a recession, the availability of credit, foreign exchange rate volatility, financial institution instability, changes in monetary policy, changes in trade policies, including tariffs or other trade restrictions or the threat of such actions, and increasing geopolitical instability, including the conflict in Ukraine, the conflict in the Middle East and rising tensions between China and Taiwan and the related volatility in the price of oil and other commodity prices, on our business, our ability to access capital markets, our operating costs and our supply chain;
•
our ability to raise capital;
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
•
our ability to successfully initiate and complete clinical trials of our products under development, including our proprietary (Z)-endoxifen;
•
our ability to pursue a Duchenne muscular dystrophy (DMD) indication, McCune-Albright Syndrome (MAS) indication, or other indications for our lead program, (Z)-endoxifen;
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
•
our eligibility for, and any expected benefits of, any FDA programs or special designations, such as the Rare Pediatric Disease Priority Review Voucher (PRV) program and the orphan drug exclusivity designation;
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
•
our ability to attract and retain key personnel; and
•
other risks and uncertainties, including those discussed in the section titled "Risk Factors" herein.

This Quarterly Report also contains estimates and other statistical data provided by third parties and by us relating to market size and growth, and other industry data. These and other forward-looking statements made in this Quarterly Report, unless otherwise indicated, are presented as of the date of the filing of this Quarterly Report. We have discussed certain important factors, risks and uncertainties in the cautionary statements included in this Quarterly Report, particularly in the sections titled "PART II. ITEM 1A. RISK FACTORS," "PART I. ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," and elsewhere in this Quarterly Report that we believe could cause our actual results, events or outcomes, or the timing of these results or outcomes, to differ materially from our anticipated results, events or outcomes, or the anticipated timing of these results or outcomes, including any variation between interim or preliminary and final clinical results or analysis. Our forward-looking statements do not reflect the potential impact of any new information, future events or circumstances that may affect our business after the date of this Quarterly Report. Except as required by law, we expressly disclaim any intent to update any forward-looking statements after the date on which the statement is made, whether as a result of new information, future events, future circumstances or otherwise.

Company Overview

We are a clinical-stage biopharmaceutical company developing proprietary innovative medicines in areas of significant unmet medical need in oncology, with a focus on breast cancer and other breast conditions, as well as certain rare diseases. Our lead drug candidate is oral (Z)-endoxifen, a selective estrogen receptor modulator (SERM)/ selective estrogen receptor degrader currently in Phase 2 clinical development. The Company is evaluating potential indications for (Z)-endoxifen based on its pharmacologic profile, including its potential for both reducing the risk of and for the treatment of breast cancer, as well as in other therapeutic areas.

As of February 2, 2026, we have been granted seven U.S. and 16 international patents covering our proprietary (Z)-endoxifen, and we have numerous applications pending in the U.S. and in other major countries. We expect to have patent protection covering our proprietary (Z)-endoxifen through at least November 17, 2038.

Our business strategy is to advance our programs through clinical studies, including with potential partners, and opportunistically add programs in areas of high unmet medical need through acquisition, minority investment, collaboration or internal development.

(Z) endoxifen. (Z)-endoxifen is the most active metabolite of Tamoxifen, a FDA approved drug to treat and prevent breast cancer in high-risk women, and it is substantially more potent as an estrogen receptor antagonist than Tamoxifen and other approved SERMs. Unlike Tamoxifen, which requires metabolic activation through CYP2D6 and other liver enzymes, (Z)-endoxifen does not require first-pass metabolism to achieve therapeutic concentrations. As a result, its activity is not dependent on patient-specific metabolic variability.

(Z)-endoxifen is a small-molecule oral agent designed to directly inhibit estrogen receptor signaling, induce estrogen receptor degradation, and promote apoptosis in estrogen receptor positive (ER+) breast cancer cells. Preclinical and clinical data suggest that (Z)-endoxifen may retain activity against clinically relevant ESR1-mutant ER+ breast cancer models associated with aromatase inhibitor resistance. In addition to direct ER antagonism, (Z)-endoxifen may inhibit protein kinase C beta one (PKCβ1), leading to reduced AKT pathway activation and suppression of downstream cell-cycle and survival signals. This is important because AKT signaling is a key pro-growth and pro-survival pathway that can contribute to endocrine resistance. Targeting this pathway may help inhibit tumor proliferation beyond estrogen-receptor blockade alone. We are evaluating (Z)-endoxifen across multiple settings within the ER+/human epidermal growth factor receptor 2 negative (HER2-) breast cancer treatment continuum, including neoadjuvant, adjuvant and breast density reduction indications.

In an ongoing neoadjuvant clinical study, (Z)-endoxifen has demonstrated early signs of anti-tumor activity. Reported results include one complete response and multiple responses, as well as substantial reductions in Ki-67 proliferation across dose levels. This is important because early reductions in Ki-67 during endocrine therapy are prognostic in ER+/HER2- breast cancer, and which we believe could indicate endocrine sensitivity, which has been associated with improved long-term outcomes and lower recurrence risk. Tumor shrinkage was observed by MRI imaging, which is atypical for endocrine therapies that are generally cytostatic.

We are also supporting multiple collaborative and investigator-sponsored clinical studies evaluating (Z)-endoxifen in additional breast cancer settings. These studies are not fully funded by us and are intended to further characterize clinical activity, optimize endocrine therapy strategies, and inform future regulatory pathways.

Based on its mechanism of action, we are exploring the potential application of (Z)-endoxifen beyond breast cancer, including gynecological cancers, endocrine resistance driven by ESR1 mutations, as well as applications in other rare disease indications, including DMD, women carriers of DMD, and MAS in girls. In preclinical models of DMD, (Z)-endoxifen demonstrated muscle-protective, anti-inflammatory, and anti-fibrotic effects. We believe similar efficacy could potentially apply to women carriers of DMD. For MAS, we believe (Z)-endoxifen could potentially be an effective hormone blocker, significantly reducing the effects of early onset puberty in young girls. We have developed a proprietary manufacturing process for (Z)-endoxifen, including defined processes for the active pharmaceutical ingredient and drug product. The drug product is available in multiple dosage strengths and is supported by qualified suppliers and manufacturing redundancies.

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

The study was conducted in Stockholm, Sweden and enrolled 240 participants who were randomized to receive daily oral dosing for six months of either placebo, 1 mg of (Z)-endoxifen, or 2 mg of (Z)-endoxifen. The primary endpoint was dose-response reduction in MBD. Secondary endpoints included safety and tolerability, and an exploratory endpoint assessed durability of MBD changes over 24 months. The study was fully enrolled in November 2023 and concluded in June 2024 with database lock in September 2024. The follow up 24-month mammographic record review of participants was concluded as of March 31, 2026, and top-line durability data is expected to be received before the end of the second quarter of 2026.

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

(Z)-endoxifen was well tolerated in this study with the most common side effects being mild, including hot flashes, insomnia and fatigue. At baseline, the average Ki-67% was 16% with a minimum of 2% and a maximum of 60%. At week 3, this decreased to an average of 10% with a minimum of 0% and a maximum of 35%. Ki-67 decreased below 10% in a majority of participants, including some patients with Ki-67 levels below 3%. At the time of surgery, the average Ki-67% remained at 10%, and the majority of patients maintained Ki-67 levels below 10%, including certain patients with Ki-67 levels that remained below 3%. Results were similar in the postmenopausal and premenopausal groups.

Based on these findings, the study is being expanded to a 40 mg daily dose of (Z)-endoxifen in premenopausal and postmenopausal patients, targeting enhanced ERα antagonism and PKCβ1 inhibition, with or without combination therapy. For the expanded arms of this study, (Z)-endoxifen is being used in combination with two FDA approved drugs: 1) abemaciclib (VERZENIO®), a cyclin-dependent kinase (CDK) 4/6 inhibitor marketed by Eli Lilly and Company, and 2) elagolix (ORILISSA®), a prescription medicine used to treat moderate to severe pain associated with endometriosis marketed by AbbVie, Inc. More specifically, (Z)-endoxifen is being used in combination with abemaciclib in postmenopausal patients and in combination with elagolix for certain premenopausal patients where ovarian function suppression (OFS) treatment is required. Enrollment for the two primary arms of this expanded study using (Z)-endoxifen as a combination therapy is nearly complete and we expect to begin receiving data early in the second half of 2026. For the ongoing arms of the study involving premenopausal women, (Z)-endoxifen is being used in combination with elagolix or a GnRH Agonist. Enrollment is nearly complete for these arms, and we expect to begin receiving data in the second half of 2026.

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

The EVANGELINE study utilizes a Simon two-stage design to assess whether the regimen meets or exceeds a predefined Ki-67 response threshold of 65%. Secondary endpoints include safety and tolerability, residual cancer burden, preoperative endocrine prognostic index score, and MRI-based tumor response.

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

Duchenne muscular dystrophy: DMD is a serious, progressive neuromuscular disease that primarily affects boys, leading to loss of muscle function, loss of ambulation, and life-threatening heart and respiratory complications. We believe that (Z)-endoxifen’s direct estrogen-receptor modulation, protein kinase C inhibition, and effects on key signaling pathways could be relevant in addressing various pathologies associated with DMD, including inflammation, fibrosis, and cardiomyopathy. Through its potential ability to upregulate utrophin, (Z)-endoxifen may help stabilize muscle health, including muscle growth, repair, and fibrosis. FDA engagement commenced in Q4 2025.

In December 2025 and early in 2026, we received two FDA designations for (Z)-endoxifen for the treatment of DMD: 1) Rare Pediatric Disease designation and 2) Orphan Drug designation. We believe these designations provide us with several potential strategic benefits, including incentives, such as a potential PRV for future FDA applications, other regulatory support, and potential market exclusivity for a period of time. PRVs, which were recently reauthorized by legislation, could create significant value for the Company and could represent meaningful, non-dilutive value opportunities, either through use in another program or monetization through sale to third parties.

Women carriers of DMD: (Z)-endoxifen has also shown potential relevance in symptomatic female Duchenne and Becker muscular dystrophy carriers, an under-recognized population in which a subset may experience skeletal-muscle symptoms or develop dilated cardiomyopathy in adult life. The work done in 2025, including our manuscript entitled, “(Z)-Endoxifen as a Modulator of Utrophin Pathways in Duchenne Muscular Dystrophy,” will continue to inform our hypotheses and potential clinical trial protocols in the remainder of 2026. Additionally, we believe this condition meets the requirements of and could qualify for Orphan Drug Designation, and we intend to pursue this designation.

McCune-Albright Syndrome: MAS is a rare, non-inherited genetic disorder caused by a postzygotic activating mutation in GNAS, resulting in abnormal hormone signaling in affected tissues and involving bone, skin, and the endocrine system, with symptoms typically appearing in early childhood. In young girls (as early as 2 years old), early onset puberty can occur (Precocious Puberty) which can have a very significant effect on quality of life and limit growth. We believe that (Z)-endoxifen could prove to be an effective hormone blocker and potentially significantly reduce the effects of Precocious Puberty until young girls reach a more typical age for the onset of puberty and related developmental changes.

In May 2026, we received an additional FDA Rare Pediatric Disease designation for (Z)-endoxifen for the treatment of MAS. Additionally, given the relatively small size of this impacted population, we expect to seek Orphan Drug designation for MAS in the first half of 2026. Similarly with the potential PRV for DMD, we believe a potential PRV for MAS could provide us with several potential strategic benefits including meaningful, non-dilutive value opportunities, either through use in another program or monetization through sale to third parties.

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

There have been no material changes to our critical accounting estimates during the three months ended March 31, 2026 from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on March 25, 2026.

Results of Operations

Comparison of Three Months Ended March 31, 2026 and 2025

Revenue and Cost of Revenue. For the three months ended March 31, 2026 and 2025, we had no source of revenue and no associated cost of revenue.

Operating Expenses. Total operating expenses were $9.9 million for the three months ended March 31, 2026, which was an increase of $2.5 million, from total operating expenses for the three months ended March 31, 2025 of $7.4 million. Factors contributing to the increased operating expenses in the three months ended March 31, 2026 are explained below.

Research & Development (R&D) Expenses. The following table provides a breakdown of major categories within R&D expenses for the three months ended March 31, 2026 and 2025, together with the dollar change and percentage change in those categories (dollars in thousands):

		For the Three Months Ended March 31,
		2026	2025	Increase (Decrease)	% Increase (Decrease)
Research and Development Expenses
	Clinical and pre-clinical trials	$3,718	$2,747	$971	35%
	Compensation	934	880	54	6%
	Professional fees and other	127	530	(403)	(76)%
	Research and Development Expenses Total	$4,779	$4,157	$622	15%

As (Z)-endoxifen is our only product candidate for which we currently incur R&D expenses, we have not further disaggregated R&D expenses by product candidate:

•
Clinical and non-clinical trial expenses increased $1.0 million for the three months ended March 31, 2026, compared to the three months ended March 31, 2025, due to increases in spend related to our (Z)-endoxifen trials, including drug development costs.
•
The increase in R&D compensation expenses of $0.1 million for the three months ended March 31, 2026, compared to the three months ended March 31, 2025, was due primarily to increases in non-cash stock-based compensation expense of $0.1 million.
•
The decreases in R&D professional fees and other of $0.4 million for the three months ended March 31, 2026, compared to the three months ended March 31, 2025, were primarily attributable to lower regulatory consulting fees in the first quarter of 2026 related to our (Z)-endoxifen program as compared to the same quarter in the prior year.

General and Administrative (G&A) Expenses. The following table provides a breakdown of major categories within G&A expenses for the three months ended March 31, 2026 and 2025, together with the dollar change and percentage change in those categories (dollars in thousands):

		For the Three Months Ended March 31,
		2026	2025	Increase (Decrease)	% Increase (Decrease)
General and Administrative Expenses
	Compensation	$1,311	$1,462	$(151)	(10)%
	Professional fees and other	3,780	1,795	1,985	111%
	General and Administrative Expenses Total	$5,091	$3,257	$1,834	56%

•
The decrease in G&A compensation expenses of $0.2 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025, was due primarily to a decrease in headcount in the current year period compared to the same period in the prior year.
•
The increase in G&A professional fees and other of $2.0 million for the three months ended March 31, 2026, compared to the three months ended March 31, 2025, was due primarily to higher legal fees of $1.8 million, related to our ongoing patent litigation activity, which has subsequently been settled, as well as fees associated with management of our intellectual property portfolio and other legal matters.

Interest Income. Interest income was $0.3 million for the three months ended March 31, 2026 represented a decrease of $0.4 million compared to the prior year period. The decrease was due primarily to lower average cash balances invested in our money market account during the current year period relative to the same period in the prior year.

Income Taxes. We did not record an income tax expense or benefit for the three month months ended March 31, 2026 and 2025. We have incurred net losses since inception. Additionally, due to uncertainty regarding utilization of our net operating loss carryforwards and our history of losses, we maintain a full valuation allowance against our net deferred tax assets due to uncertainty regarding future taxable income.

Liquidity and Capital Resources

On June 27, 2024, our stockholders approved an amendment to our Amended and Restated Certificate of Incorporation to increase the number of authorized shares of our common stock, par value $0.18 per share, from 175,000,000 to 350,000,000. As of December 31, 2025, we are authorized to issue 350,000,000 shares of common stock, par value $0.18 per share.

On February 20, 2026, we entered into an At the Market Offering Agreement, dated February 20, 2026 (the Sales Agreement), with Rodman & Renshaw LLC. Pursuant to the Sales Agreement, we may offer, from time to time, to sell, in an "at the market offering," shares of our common stock up to an aggregate offering price of up to $50.0 million. The Sales Agreement was effective as of March 31, 2026. We did not make any sales under the Sales Agreement during the three months ended March 31, 2026, or prior to the issuance date of this report.

Our Open Market Sale AgreementSM with Jefferies LLC, effective November 19, 2024 (the Prior ATM Facility), pursuant to which we were able to offer, from time to time, to sell, in an "at the market offering," shares of our common stock up to an aggregate offering price of up to $100.0 million, was cancelled on February 19, 2026. We did not make any sales under the Prior ATM Facility prior to its cancellation in 2026.

Cash Flows

The following table shows a summary of our cash flows for the periods indicated (in thousands):

	For the Three Months Ended March 31,
	2026	2025
	(unaudited)
Net cash used in operating activities	$(9,581)	$(5,959)
Net cash used in investing activities	—	(9)
Net cash provided by financing activities	—	—
Net decrease in cash, cash equivalents and restricted cash	$(9,581)	$(5,968)

We have incurred net losses and negative operating cash flows since inception. For the three months ended March 31, 2026, we recorded a net loss of $9.6 million and used $9.6 million of cash and cash equivalents in operating activities. As of March 31, 2026, we had $31.7 million in cash and cash equivalents and working capital of $29.2 million. We have not yet established an ongoing source of revenue sufficient to cover our operating costs and allow us to continue as a going concern. Our ability to continue as a going concern is dependent on obtaining adequate capital to fund operating losses until we become profitable. We plan to obtain additional capital resources by selling our equity securities as well as short-term borrowing from banks, stockholders or other related parties, if needed. However, we cannot assure you that we will be successful in accomplishing any of these plans and, if we are unable to obtain adequate capital, we could be forced to cease operations or substantially curtail our activities. We do not anticipate any revenue until our pharmaceutical programs are developed, including receipt of all necessary regulatory approvals, and we successfully commercialize these programs. These conditions raise substantial doubt as to our ability to continue as a going concern. As of the date of filing this Quarterly Report, we expect our existing resources will likely be insufficient to fund our planned operations for the next twelve months, and additional capital resources will be needed to fund operations longer-term.

Net Cash Flows from Operating Activities. During the three months ended March 31, 2026, compared to the same period in 2025, net cash used in operating activities increased $3.6 million due primarily to the following:

•
an increase of $2.4 million in cash used for clinical trials and pre-clinical activities, as well as investment in drug development, process validation, and stability costs;
•
a decrease of $0.5 million in net cash paid to employees due to fewer employees in the current period, partially offset by employee severance payments. There were no severance related payments made during the same period in 2025;
•
an increase of $1.3 million related primarily to professional fees supporting our ongoing patent litigation matters, as well as higher legal fees for intellectual property matters, SEC registrations and filings, accounting fees, and recruiting fees, partially offset by decreases in investor relations fees; and
•
a decrease of $0.4 million resulting from lower interest income due to lower average amounts invested in our money market account during the current period when compared to the same period in the prior year.

Net Cash Flows from Investing Activities. Our investment activity, including investments in capital equipment and other types of assets, were not material for the three months ended March 31, 2026 and 2025.

Net Cash Flows from Financing Activities. We did not enter into any material transaction resulting in cash inflows or outflows from financing activities for the three months ended March 31, 2026 and 2025.

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

Additional funding may not be available to us on acceptable terms or at all. Continued uncertain market and macroeconomic conditions, including due to inflationary pressures, high interest rates, general economic slowdown or a recession, foreign exchange rate volatility, financial institution instability, changes in monetary policy, changes in trade policies including tariffs and other trade restrictions or the threat of such actions, and increasing geopolitical instability, and the related volatility in the price of oil and other commodity prices, may limit our ability to access capital. In addition, the terms of any financing may adversely affect the holdings or the rights of our stockholders. For example, we may raise additional funds by issuing equity securities or by equity offerings, collaboration agreements, debt financings or licensing arrangements.

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

Contractual Obligations

Our contractual obligations represent our future cash commitments and liabilities under agreements with third-party clinical trial service providers. Apart from contracts with one third-party clinical trial service provider, such agreements are cancellable upon written notice by us. The non-cancellable contracts expire upon completion of the clinical trial and release of the final report, or the contract may be terminated by the clinical trial service provider, by the FDA or another governmental agency. As of March 31, 2026, our estimated non-cancellable commitment was $5.3 million, which will be paid over the term of the clinical trials.

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

Recently Adopted Accounting Pronouncements

None.

Recently Issued Accounting Pronouncements

Refer to Note 3 of the Condensed Consolidated Financial Statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this item pursuant to Item 305(e) of Regulation S-K.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2026, pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act).

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

Based on the evaluation of our disclosure controls and procedures as of March 31, 2026, our Principal Executive Officer and Principal Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended March 31, 2026, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are, and from time to time we may become, involved in legal proceedings or be subject to claims arising in the ordinary course of our business. For a discussion of our legal proceedings, refer to Note 12 to the Condensed Consolidated Financial Statements. We are not presently a party to any other legal proceedings that in the opinion of our management, if determined adversely to us, would individually or taken together have a material adverse effect on our condensed consolidated results of operations, financial condition or cash flows.

ITEM 1A. RISK FACTORS

Summary of Risk Factors

Our business is subject to a number of risks and uncertainties, including risks and uncertainties that may prevent us from achieving our business objectives or may adversely affect our business, clinical and commercialization activities, the manufacturing of our product candidates, intellectual property, third party relationships, competitive environment, product and environmental liabilities, our ability to continue as a going concern and our common stock. Purchasing shares of common stock is an investment in our securities and involves a high degree of risk and uncertainty. You should carefully consider the following information about these risks and uncertainties, together with the other information contained in this Quarterly Report on Form 10-Q for the three months ended March 31, 2026, before purchasing our securities. If any of the following risks and uncertainties actually occur, our business, financial condition and results of operations may suffer. In that case, the market price of our common stock could decline, and you may lose part or all of your investment in our Company. These risks and uncertainties are discussed more fully below and include, but are not limited to, risks related to:

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

Since December 2015, our business has primarily focused on the development of novel therapeutics for the treatment of breast cancer and other breast conditions. We have a limited operating history and have incurred net losses each year. Our net losses for the three months ended March 31, 2026 and 2025 were $9.6 million and $6.7 million, respectively. We will continue to incur further losses in connection with costs for development of our programs, including ongoing and additional clinical studies.

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

If we do not raise additional capital, we anticipate liquidity issues within the next twelve months and we may not continue as a going concern.

For the three months ended March 31, 2026, we incurred a net loss of $9.6 million, and we had an accumulated deficit of $256.2 million. As of the date of filing this Quarterly Report, we expect that our existing resources will likely be insufficient to fund our planned operations for the next 12 months, and additional capital resources will be needed to fund operations longer-term. We have not yet established an ongoing source of revenue sufficient to cover our operating costs and allow us to continue as a going concern. Our ability to continue as a going concern is dependent on obtaining adequate capital to fund operating losses until we become profitable. We plan to obtain additional capital resources by selling our equity securities as well as short-term borrowing from banks, stockholders or other related parties, if needed. However, we cannot assure you that we will be successful in accomplishing any of these plans and, if we are unable to obtain adequate capital on reasonable terms, if at all, we may be unable to develop and commercialize our product offerings or increase our geographic reach, and we could be forced to cease operations or substantially curtail our activities. We do not anticipate any revenue until our pharmaceutical programs are developed, including receipt of all necessary regulatory approvals, and we successfully commercialize these programs. These conditions raise substantial doubt as to our ability to continue as a going concern.

Macroeconomic factors could adversely impact our business and our ability to raise additional capital.

Our business and our ability to obtain adequate capital on reasonable terms, if at all, can be impacted by macroeconomic factors, such as high interest rates, the inflationary environment, recessionary fears, foreign exchange rate volatility, instability in financial institutions, government shutdowns, changes in monetary policy, changes in trade policies, including tariffs and other trade restrictions or the threat of such actions, and rising geopolitical instability including the conflicts in the Middle East and the related volatility in the price of oil and other commodity prices.

The United States has announced tariffs on imports from most countries, including significant tariffs on imports from Canada, Mexico and China, leading to increasing trade and political tensions. In response to tariffs, other countries have implemented retaliatory tariffs on U.S. goods. In addition, in September 2025, the United States announced plans to impose up to 100% tariffs on imported branded or patented pharmaceuticals, subject to certain exceptions (the Pharmaceutical Tariffs) and in April 2026, the U.S. Administration issued a Proclamation regarding the imposition of such tariffs. There remains substantial uncertainty as to the implementation and potential impacts of such tariffs and, more generally, about the duration of existing tariffs, tariff levels, and whether additional tariffs or other retaliatory actions may be imposed, modified or suspended. For example, the U.S. Supreme Court ruled in February 2026 that certain tariffs imposed by the U.S. federal government under the International Emergency Economic Powers Act exceeded presidential authority and therefore are invalid. However, tariffs imposed under different statutes (including the Pharmaceutical Tariffs, if implemented) were not directly impacted by the decision and therefore remain in place. These actions and the related rising political tensions could negatively impact global macroeconomic conditions and the stability of global financial markets, which could have a material adverse effect on our business, financial condition and results of operations, including through increased supply chain costs.

We will need to raise substantial additional capital in the future to fund our operations and we may be unable to raise such funds when needed and on acceptable terms.

For the three months ended March 31, 2026, we incurred a net loss of $9.6 million, and we had an accumulated deficit of $256.2 million since inception. As of March 31, 2026, we had cash and cash equivalents of $31.7 million. Because we have no current sources of revenue, substantial doubt exists about our ability to continue as a going concern and we expect that we will need to raise capital again in the future to continue to fund our operations. When we elect to raise additional funds or when additional funds are required, we may raise such funds through public or private equity offerings, debt financings, corporate collaboration and licensing arrangements or other financing alternatives. These financing arrangements may not be available on acceptable terms, if at all. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may be prevented from developing our pharmaceutical candidates, pursuing acquisitions, and investing in other companies, including as a sponsor or investor in special purpose acquisition companies, licensing, development and commercialization efforts, and our ability to continue our operations, generate revenues, and achieve or sustain profitability may be substantially harmed.

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

In addition, from time to time we expect to report interim, top-line or "preliminary" data for clinical trials, including for example the results reported in 2025 for our Phase 2 Endocrine Optimization Pilot sub‑study within the I‑SPY 2 TRIAL evaluating low‑dose oral (Z)‑endoxifen as a neoadjuvant treatment in women with stage II/III ER+/HER2‑negative breast cancer. Such data are based on a preliminary analysis of then-available efficacy and safety data, and such findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. Interim, top-line or preliminary data are based on important assumptions, estimations, calculations and information then available to us to the extent we have had, at the time of such reporting, an opportunity to fully and carefully evaluate such information in light of all surrounding facts, circumstances, recommendations and analyses. As a result, interim, top-line or "preliminary" results may differ from future/final results, or different conclusions or considerations may qualify such results once existing data have been more fully evaluated. In addition, third parties, including regulatory agencies, may not accept or agree with our assumptions, estimations, calculations or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the ability to obtain approvals, or commercialization of the particular compound and our business generally.

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

We have received Rare Pediatric Disease designations from the FDA for (Z)-Endoxifen for both Duchenne Muscular Dystrophy and McCune-Albright Syndrome. However, Rare Pediatric Disease designation for any of our product candidates does not guarantee that the NDA for the product will qualify for a priority review voucher upon approval, and it does not lead to a faster development or regulatory review process, or increase the likelihood that our product candidates will receive marketing approval.

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

Based on our evaluation of the ATO's taxpayer alert published in the fourth quarter of 2023, we believe that it is no longer reasonably assured that our full tax position would be sustained under an audit. Accordingly, we recorded a change in estimate that represents our estimate of the amount (inclusive of potential penalties) that no longer meets the reasonably assured threshold. We recorded an estimated accrued current liability of $1.1 million in our Condensed Consolidated Balance Sheets as of both March 31, 2026 and December 31, 2025. We may in the future be required to record additional changes in estimates, which could further increase our expenses and adversely affect our business and results of operations.

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

If third parties successfully challenge the validity of one or more of our patent applications, we may lose certain patent rights, even if previously granted by a patent office. For example, on August 18, 2023, Intas Pharmaceuticals Ltd. (Intas) filed a Petition for Post Grant Review with the Patent Trial and Appeal Board (PTAB) of the U.S. Patent and Trademark Office (USPTO), seeking to invalidate all claims related to one of our issued patents (U.S. Patent No. 11,572,334) titled “Methods for Making and Using Endoxifen”, and on January 29, 2025, the PTAB issued a final written decision finding all claims of U.S. Patent No. 11,572,334 were unpatentable. In addition, on April 3, 2025, Intas filed two separate petitions with the PTAB seeking to invalidate two additional patents, and on April 13, 2026, the Company entered into a Settlement Agreement with Intas which is intended to resolve these additional petitions.

For more information regarding our legal proceedings, refer to Note 12 “Commitments and Contingencies” to the Condensed Consolidated Financial Statements.

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

As is the case with other biotechnology and pharmaceutical companies, our success is heavily dependent on our intellectual property, particularly on obtaining and enforcing patents. Obtaining and enforcing patents in the biotechnology and pharmaceutical industries involve both technological and legal complexity, and is therefore costly, time-consuming and inherently uncertain. For the past several years, the U.S. has conducted proceedings involving post-issuance patent review procedures, such as inter partes review (IPR), and post-grant review (PGR) and covered business methods. These proceedings are conducted before the PTAB, of the USPTO. Each proceeding has different eligibility criteria and different patentability challenges that can be raised. In this regard, the IPR process permits any person (except a party who has been litigating the patent for more than a year) to challenge the validity of a U.S. patent on the grounds that it was anticipated or made obvious by prior art consisting of patents or printed publications. As a result, non-practicing entities associated with hedge funds, pharmaceutical companies who may be our competitors and others have challenged certain valuable pharmaceutical U.S. patents based on prior art through the IPR process. A decision in such a proceeding adverse to our interests could result in the loss of valuable patent rights, which would have a material adverse effect on our business, financial condition, results of operations and growth prospects. For example, we recently entered into a Settlement Agreement which is intended to resolve the 391 PGR Petition and the 151 IPR Petition. Refer to Note 12 “Commitments and Contingencies” to the Condensed Consolidated Financial Statements. Any potential future changes to the U.S. patent system could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business, financial condition, results of operations and growth prospects. Further, recent U.S. Supreme Court rulings have narrowed the scope of patent protection available in certain circumstances and weakened the rights of patent owners in certain situations. In particular, on March 20, 2012, the U.S. Supreme Court issued the Mayo Collaborative Services v. Prometheus Laboratories, Inc. decision, holding that several claims drawn to measuring drug metabolite levels from patient samples were not patentable subject matter. The full impact of the Mayo Collaborative Services v. Prometheus Laboratories, Inc. decision on diagnostic and certain method claims is uncertain. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents once obtained. Depending on decisions by the U.S. Congress, the federal courts, and the USPTO, the laws and regulations governing patents could change in unpredictable ways that could weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future. The standards that courts use to interpret patents are not always applied predictably or uniformly and may evolve, particularly as new technologies develop. In addition, changes to patent laws in the U.S. or other countries may be applied retroactively to affect the validity, enforceability, or term of our patent. For example, the U.S. Supreme Court has modified some legal standards applied by the USPTO in examination of U.S. patent applications, which may decrease the likelihood that we will be able to obtain patents and may increase the likelihood of challenges to patents we obtain or license.

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

For more information regarding our legal proceedings refer to Note 12 “Commitments and Contingencies” to the Condensed Consolidated Financial Statements.

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

From time to time, legislation is drafted and introduced in Congress that could significantly change the statutory provisions governing the regulatory approval, manufacture and marketing of regulated products or the reimbursement thereof. In addition, FDA regulations and guidance are often revised or reinterpreted by the FDA, including in ways that may significantly affect our business and our products. Any new regulations or revisions or reinterpretations of existing regulations may impose additional costs or lengthen review times of future products. It is impossible to predict whether legislative changes will be enacted or FDA regulations, guidance or interpretations changed, and what the impact of such changes, if any, may be. Similar changes and revisions can also occur in foreign countries.

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

In January 2025, an executive order entitled “Unleashing Prosperity Through Deregulation”, was issued which calls for at least 10 existing regulations to be repealed whenever an executive department or agency publicly proposes for notice and comment or otherwise promulgates a new regulation. Recent developments at the FDA include announcement of a plan to phase out animal testing for monoclonal antibodies and certain other drugs, the proposed rare disease evidence principles (RDEP) program to facilitate approval of drugs to treat rare diseases with very small patient populations with significant unmet medical need and with a known genetic defect that is the major driver of the pathophysiology, and the announcement of a new Commissioner’s National Priority Voucher program for companies supporting certain U.S. national health priorities and interests, and the announcement of the FDA’s new default position to require only a single pivotal trial for new drug approvals instead of the previous default standard requiring two trials . To the extent our competitors are selected for this new voucher pilot program, or are otherwise able to participate in any of these initiatives intended to accelerate drug development and application review, and obtain approval faster, our competitive position may be harmed, which could have a material adverse effect on our business. FDA has also increased its scrutiny of foreign drug manufacturing facilities and other contractors based in China, especially with respect to the transfer of biological materials, genetic data, and other sensitive data of American patients to parties located in China. It is unclear how the industry and our clinical programs will be impacted by policies and regulations implemented under the current administration and FDA leadership, or other executive orders.

As we work to align with the FDA on development paths for combination therapies using (Z)-endoxifen in high-risk breast cancer and in other rare disease indications with significant unmet need, the scope, size, endpoints, or sequencing of required studies may change. Such changes could increase costs, extend timelines, or require modifications to our regulatory strategy. There can be no assurance that the FDA will agree with any of our proposed paths, that any expedited program will be available or granted or that we will be able to successfully complete the required studies on a timely basis or at all, which could have a material adverse effect on our business.

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

We are unable to predict the extent to which the presidential administration may impose or seek to impose leadership or policy changes at the FDA or changes to rules and policies impacting our business and operations. It is unclear how these executive actions or other potential actions by the federal government will impact the FDA or other regulatory authorities that oversee our business. Government proposals to reduce or eliminate budgetary deficits may include reduced allocations to the FDA and other related government agencies. These budgetary pressures may reduce the FDA’s ability to perform its responsibilities, which could result in delays in our clinical trial timelines. A significant reduction in the FDA’s workforce or budget or a government could significantly impact the ability of the FDA to timely review and process our regulatory submissions or take other actions critical to the development or approval of our product candidates, which could have a material adverse effect on our business.

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

Further, from January 1, 2021, in addition to the GDPR, companies have to comply with the UK GDPR, which, together with the amended UK Data Protection Act 2018, retains the GDPR in UK national law. The UK GDPR mirrors the fines under the GDPR, i.e., fines up to the greater of £17.5 million or 4% of global turnover. Furthermore, the passage of the Data (Use and Access) Act 2025 (DUAA), which received Royal Assent in June 2025, introduced new obligations. These include mandatory internal complaint mechanisms, and aligning the maximum fines of the Privacy and Electronic Communications Regulations (PECR) with UK GDPR levels. Notably for our operations, the DUAA provides a more expansive statutory definition of scientific research that explicitly includes commercial and privately funded activities, and it permits the use of "broad consent" for future research purposes where specific goals cannot be fully identified at the outset. These changes may lead to additional costs and increase our overall risk exposure. The European Commission has adopted an adequacy decision in favor of the UK, enabling personal data transfers from E.U. member states to the UK without additional safeguards. The European Commission renewed the UK adequacy decision on December 19, 2025 for a period of six years until December 27, 2031, with the possibility to be renewed after this period. In addition, transfers of personal data from the UK to other countries, including the EEA, are subject to specific transfer rules under the UK regime. Personal data may freely flow from the UK to the EEA, since the EEA is deemed to have an adequate data protection level for purposes of the UK regime. These UK international transfer rules broadly mirror the E.U. GDPR rules. With regard to the transfer of personal data from the UK to the U.S., from October 12, 2023, businesses in the UK can start to transfer personal data to U.S. organizations certified to the "UK Extension to the EU-US Data Privacy Framework" (UK Extension) under the UK GDPR, without the need for further safeguards. On March 21, 2022, the international data transfer agreement (IDTA) and the international data transfer addendum to the European Commission's standard contractual clauses (SCCs) for international data transfers (Addendum), and a document setting out transitional provisions, came into force and replaced the prior EU SCCs for purposes of the UK regime.

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

To the extent our product candidates are approved and commercialized, we will be subject to extensive federal and state laws and regulations relating to the submission of claims for payment for services, including those that relate to coverage of services under Medicare, Medicaid, and other governmental healthcare programs, the amounts that may be billed for services, and to whom claims for services may be submitted, such as billing Medicare as the secondary, rather than the primary, payor. The failure to comply with applicable laws and regulations, for example, enrollment in the Medicare Provider Enrollment, Chain and Ownership System, could result in our inability to receive payment for our services or attempts by third party payors, such as Medicare and Medicaid, to recover payments from us that we have already received. Submission of claims in violation of certain statutory or regulatory requirements can result in penalties, damages and exclusion from participation in Medicare and Medicaid. Government authorities and private whistleblowers may also assert that violations of laws and regulations related to submission of claims violate the federal False Claims Act or other laws related to fraud and abuse, including submission of claims for services that were not medically necessary. The Company will be generally dependent on independent physicians to determine when its services are medically necessary for a particular patient. Nevertheless, we could be adversely affected if it were determined that the services we provided were not medically necessary and not reimbursable, particularly if it were asserted that we contributed to the physician’s referrals of unnecessary services. It is also possible that the government could attempt to hold us liable under fraud and abuse laws for improper claims submitted by us if it were found that we knowingly participated in the arrangement that resulted in submission of the improper claims.

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
•
macroeconomic, industry, geopolitical and market conditions, including, but not limited to, high interest rates, the inflationary environment, general economic slowdown or a recession, foreign exchange rate volatility, financial institution instability, government shutdowns, changes in monetary policy, changes in trade policies including tariffs and other trade restrictions or the threat of such actions, rising geopolitical instability, including the ongoing conflict in Ukraine, the conflicts in the Middle East, and rising tensions between China and Taiwan and significant volatility in commodity prices, including the price of oil;
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

None.

Issuer Purchases of Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(c) Trading Plans

During the three months ended March 31, 2026, no director or Section 16 officer adopted, modified, or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

ITEM 6. EXHIBITS

EXHIBIT INDEX

Incorporated by Reference Herein or Filed or Furnished Herewith
Exhibit No.	Description	Form	Date

10.1	At the Market Offering Agreement, dated February 20, 2026, by and between Atossa Therapeutics, Inc. and Rodman & Renshaw LLC.	Current Report on Form 8-K, as Exhibit 1.1	February 20,2026

10.2	Form of Restricted Stock Award Agreement under the 2020 Stock Incentive Plan	Filed herewith

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith

32.1(1)	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act	Furnished herewith

32.2(1)	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act	Furnished herewith

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document With Embedded Linkbase Documents

104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

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

Date: May 8, 2026

/s/Steven C. Quay
Chairman, President and Chief Executive Officer (On behalf of the registrant)

/s/Mark J. Daniel
Chief Financial Officer (as Principal Financial and Accounting Officer)