Form 10-Q
period 2026-06-30
ATOSSA THERAPEUTICS, INC.
filed 2026-08-07
CIK 1488039

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of July 31, 2026, the registrant had 9,979,298 shares of common stock, $0.18 par value per share, outstanding.

ATOSSA THERAPEUTICS, INC.
QUARTERLY REPORT

FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

ATOSSA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share and per share data)

(Unaudited)

	June 30, 2026	December 31, 2025
Assets
Current assets
Cash and cash equivalents	$26,094	$41,299
Restricted cash	110	110
Prepaid materials	3,013	3,081
Prepaid expenses and other current assets	1,793	1,128
Total current assets	31,010	45,618
Other assets	1,271	1,990
Total assets	$32,281	$47,608
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$1,976	$4,293
Accrued expenses	1,380	1,307
Payroll liabilities	972	1,558
Other current liabilities	1,123	1,097
Total current liabilities	5,451	8,255
Total liabilities	5,451	8,255
Commitments and contingencies (Note 12)	—	—
Stockholders' equity
Convertible preferred stock - $0.001 par value; 10,000,000 shares authorized; 577 shares issued and outstanding as of June 30, 2026 and December 31, 2025	—	—
Common stock - $0.18 par value; 350,000,000 shares authorized; 9,979,298 and 8,611,361 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	1,796	1,550
Additional paid-in capital	291,151	285,840
Treasury stock, at cost; 88,003 shares of common stock at June 30, 2026 and December 31, 2025	(1,475)	(1,475)
Accumulated deficit	(264,642)	(246,562)
Total stockholders' equity	26,830	39,353
Total liabilities and stockholders' equity	$32,281	$47,608

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ATOSSA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except share and per share data)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Operating expenses
Research and development	$4,897	$5,502	$9,676	$9,659
General and administrative	3,797	3,538	8,888	6,795
Total operating expenses	8,694	9,040	18,564	16,454
Operating loss	(8,694)	(9,040)	(18,564)	(16,454)
Interest income	227	645	536	1,365
Other expense, net	(24)	(28)	(52)	(52)
Loss before income taxes	(8,491)	(8,423)	(18,080)	(15,141)
Income tax benefit	—	—	—	—
Net loss	(8,491)	(8,423)	(18,080)	(15,141)
Net loss per share of common stock - basic and diluted	$(0.95)	$(0.98)	$(2.06)	$(1.76)
Weighted average shares outstanding used to compute net loss per share - basic and diluted	8,908,511	8,622,289	8,766,191	8,622,289

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ATOSSA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(amounts in thousands, except share data)

(Unaudited)

	Convertible Preferred Stock		Common Stock		Additional	Treasury Stock	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Paid-in Capital	Amount	Deficit	Equity
Balance at December 31, 2024	582	$—	8,611,266	$1,550	$283,194	$(1,475)	$(211,792)	$71,477
Stock-based compensation	—	—	—	—	563	—	—	563
Net loss	—	—	—	—	—	—	(6,718)	(6,718)
Balance at March 31, 2025	582	$—	8,611,266	$1,550	$283,757	$(1,475)	$(218,510)	$65,322
Issuance of common stock upon Series B preferred stock conversion	(5)	—	95	—	—	—	—	—
Stock-based compensation	—	—	—	—	796	—	—	796
Net loss	—	—	—	—	—	—	(8,423)	(8,423)
Balance at June 30, 2025	577	$—	8,611,361	$1,550	$284,553	$(1,475)	$(226,933)	$57,695

	Convertible Preferred Stock		Common Stock		Additional	Treasury Stock	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Paid-in Capital	Amount	Deficit	Equity
Balance at December 31, 2025	577	$—	8,611,361	$1,550	$285,840	$(1,475)	$(246,562)	$39,353
Stock-based compensation	—	—	—	—	722	—	—	722
Net loss	—	—	—	—	—	—	(9,589)	(9,589)
Balance at March 31, 2026	577	$—	8,611,361	$1,550	$286,562	$(1,475)	$(256,151)	$30,486
Stock-based compensation	—	—	—	—	815	—	—	815
Issuance of common stock under ATM program, net of issuance costs	—	—	4,300	1	20	—	—	21
Registered direct offering	—	—	1,363,637	245	4,255	—	—	4,500
Issuance costs relating to registered direct offering	—	—	—	—	(501)	—	—	(501)
Net loss	—	—	—	—	—	—	(8,491)	(8,491)
Balance at June 30, 2026	577	$—	9,979,298	$1,796	$291,151	$(1,475)	$(264,642)	$26,830

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ATOSSA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(Unaudited)

	For the Six Months Ended June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(18,080)	$(15,141)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation	1,537	1,359
Depreciation	8	8
Changes in operating assets and liabilities:
Prepaid materials	68	(1,377)
Prepaid expenses and other current assets	(665)	90
Other assets	711	(10)
Accounts payable	(2,317)	1,331
Accrued expenses	73	1,281
Payroll liabilities	(586)	(808)
Other current liabilities	26	49
Net cash used in operating activities	(19,225)	(13,218)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	—	(9)
Net cash used in investing activities	—	(9)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock and warrants	4,500	—
Offering costs for common stock and warrant issuance	(501)	—
Proceeds from issuance of common stock under the ATM program, net of issuance costs	21	—
Net cash provided by financing activities	4,020	—

NET DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(15,205)	(13,227)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING BALANCE	41,409	71,194
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, ENDING BALANCE	$26,204	$57,967

RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents	$26,094	$57,857
Restricted cash	110	110
Total cash, cash equivalents and restricted cash	$26,204	$57,967

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

NOTE 2: GOING CONCERN

The Company's Condensed Consolidated Financial Statements are prepared under the going concern basis of accounting, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred net losses and negative operating cash flows since inception. For the six months ended June 30, 2026, the Company recorded a net loss of $18.1 million and used $19.2 million of cash in operating activities. As of June 30, 2026, the Company had $26.1 million in unrestricted cash and cash equivalents and working capital of $25.6 million. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. The accompanying Condensed Consolidated Financial Statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities should the Company be unable to continue as a going concern.

In June 2026, the Company raised $4.0 million in net proceeds through a registered direct offering of shares of common stock and warrants. Refer to Note 9 to these Condensed Consolidated Financial Statements. Although the Company received this infusion of capital, management maintains that in order to alleviate the conditions that raise substantial doubt, the Company will need, among other things, additional capital resources. Management plans to obtain such resources for the Company include obtaining capital from the sale of its equity securities as well as short-term borrowings from banks, stockholders or other related parties if needed. However, management cannot provide any assurance that the Company will be successful in accomplishing any of its plans.

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

In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included and have been prepared on the same basis as the annual consolidated financial statements. Operating results for the three and six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.

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

Restricted Cash

The Company’s restricted cash balance as of June 30, 2026 and December 31, 2025, consisted entirely of cash pledged as security for the Company’s issued commercial credit cards.

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

Research and Development

Research and development (R&D) costs are expensed as incurred and consist of costs associated with research activities. R&D expenses include, for example, manufacturing expenses for the Company's drugs under development, expenses associated with preclinical studies and clinical trials, as well as R&D employee salaries, bonuses, stock-based compensation and benefits. R&D expenses also include an allocation of the Chief Executive Officer's salary and related benefits, including bonus and non-cash stock-based compensation expense, based on an estimate of his total hours spent on R&D activities. The Company's Chief Executive Officer is involved in the development of the Company's drug candidates and oversight of the related clinical trial activities and also acts as the Company's Chief Medical Officer.

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

NOTE 4: PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following (in thousands):

	As of June 30,	As of December 31,
	2026	2025
Prepaid pre-clinical and clinical trial deposits	$1,225	$410
Prepaid insurance	227	517
Prepaid professional services and other	341	201
Total prepaid expenses and other current assets	$1,793	$1,128

NOTE 5: ACCRUED EXPENSES

Accrued expenses consisted of the following (in thousands):

	As of June 30,	As of December 31,
	2026	2025
Accrued pre-clinical and clinical trial costs	$1,109	$661
Accrued professional services and other	271	646
Total accrued expenses	$1,380	$1,307

NOTE 6: PAYROLL LIABILITIES

Payroll liabilities consisted of the following (in thousands):

	As of June 30,	As of December 31,
	2026	2025
Accrued bonuses	$585	$680
Accrued vacation	216	213
Accrued payroll and benefits	171	665
Total payroll liabilities	$972	$1,558

NOTE 7: RESEARCH AND DEVELOPMENT TAX REBATE LIABILITY

In 2017, the Company formed a wholly owned subsidiary in Australia called Atossa Genetics AUS Pty Ltd. The purpose of this subsidiary is to perform R&D activities, including conducting certain of the Company's clinical trials. Australia offers R&D cash rebates on qualified R&D activities incurred in the country. The Australian R&D tax incentive program is a self-assessment program, and as such, the Australian Taxation Office (ATO) has the right to review the Company’s program and related expenditures for a period of four years following the tax return filing date. If a review were to occur, a qualified program and related expenditures could be disqualified by the ATO with interest and penalties on the cash rebates previously received. Based on the Company's evaluation of the ATO's taxpayer alert in December 2023, the Company believes that it is not reasonably assured that the full tax position would be sustained under audit. Accordingly, as of both June 30, 2026 and December 31, 2025, a liability of $1.1 million was included in Other current liabilities in the Condensed Consolidated Balance Sheets.

NOTE 8: FAIR VALUE OF FINANCIAL INSTRUMENTS

The following tables present the Company’s fair value hierarchy for all its financial assets and liabilities, by major security type, that are measured at fair value on a recurring basis (in thousands):

June 30, 2026	Estimated Fair Value	Level 1	Level 2	Level 3
Assets:
Money market fund	$22,392	$22,392	$—	$—

December 31, 2025	Estimated Fair Value	Level 1	Level 2	Level 3
Assets:
Money market fund	$40,367	$40,367	$—	$—

NOTE 9: STOCKHOLDERS’ EQUITY

Common Stock

On June 27, 2024, the Company's stockholders approved an amendment of the Company's Amended and Restated Certificate of Incorporation to increase the number of authorized shares of the Company's common stock, par value $0.18 per share, from 175,000,000 to 350,000,000.

June 2026 Registered Direct Offering

On June 10, 2026, the Company entered into a securities purchase agreement (the Purchase Agreement) with institutional investors, which provided for the issuance and sale by the Company, in a registered direct offering (the Offering), of (i) 1,363,637 shares (the Shares) of the Company’s common stock and (ii) Series A warrants to purchase up to 1,363,637 shares of common stock and short-term Series B warrants to purchase up to 1,363,637 shares of common stock (such warrants, collectively, the Series Warrants). Each Share was offered and sold together with the Series Warrants at a combined offering price of $3.30 per Share and Series Warrants. The Series Warrants are subject to certain ownership limitations and have an exercise price of $4.40 per share, exercisable six months following the date of issuance. The Series A warrants will expire on the five and one-half year anniversary of the date of issuance. The short-term Series B warrants will expire on the two year anniversary of the date of issuance. Additionally, 40,909 warrants to purchase shares of common stock were issued to Rodman & Renshaw, LLC (the Placement Agent) for services provided under the Offering. Upon cash exercise of the Series Warrants, the Company is required to issue to the Placement Agent, as compensation for services provided under the Offering, up to an additional 81,818 warrants. The Placement Agent’s warrants have an exercise price of $4.125 per share and will expire on the five year anniversary of the date of issuance.

The Offering was made pursuant to a prospectus supplement dated June 10, 2026, and a base prospectus dated May 23, 2024, which is part of a registration statement on Form S-3 (File No. 333-279367) that was filed with the SEC on May 13, 2024, and became effective on May 23, 2024. The Series Warrants are not listed on any securities exchange.

The Offering closed on June 12, 2026. The Company received net proceeds from the Offering of $4.0 million after deducting placement agent fees and offering expenses of $0.5 million.

2026 At the Market Offering Facility

On February 20, 2026, the Company entered into an At the Market Offering Agreement, dated February 20, 2026 (the Sales Agreement), with Rodman & Renshaw LLC. Pursuant to the Sales Agreement, the Company may offer, from time to time, to sell, in an "at the market offering," shares of its common stock up to an aggregate offering price of $50.0 million. The Company sold a total of 4,300 shares of common stock and received net proceeds of $21 thousand during the six months ended June 30, 2026.

Preferred Stock

The Company is authorized to issue a total of 10,000,000 shares of preferred stock, par value $0.001 per share. The Company has designated 750,000 shares of Series A junior participating preferred stock, par value $0.001 per share, 4,000 shares of Series A convertible preferred stock, par value $0.001 per share, 25,000 shares of Series B convertible preferred stock, par value $0.001 per share, and 20,000 shares of Series C convertible preferred stock, par value $0.001 per share, through the filings of certificates of designation with the Delaware Secretary of State. No shares of Series A junior participating preferred stock, Series A convertible preferred stock, or Series C convertible preferred stock were outstanding as of June 30, 2026 and December 31, 2025.

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

During the three and six months ended June 30, 2026, there were no conversions of Series B convertible preferred stock. During the three and six months ended June 30, 2025, certain holders of the Series B convertible preferred stock converted an aggregate of 5 shares of Series B convertible preferred stock into 95 shares of the Company’s common stock. No cash was exchanged in connection with the conversion.

Warrants

On June 10, 2026, the Company issued warrants as described above. As of June 30, 2026, the following warrants to purchase shares of the Company’s common stock were outstanding:

	Outstanding Warrants to Purchase Shares	Exercise Price Per Warrant	Expiration Date
June 2026 Series A warrants	1,363,637	$4.400	December 12, 2031
June 2026 Series B warrants	1,363,637	$4.400	June 12, 2028
June 2026 Placement Agent warrants	40,909	$4.125	June 12, 2031
	2,768,183

There were no warrant exercises during the three and six months ended June 30, 2026 and 2025. On June 21, 2025, 187,500 warrants granted in December 2020 expired. The following expired in 2025: 300,000 warrants granted in January 2021 expired on July 8, 2025; and 701,667 warrants granted in March 2021 expired on September 22, 2025.

Upon any exercise for cash of any June 2026 Series A warrants or June 2026 Series B warrants, the Company has agreed to pay the Placement Agent a cash fee equivalent to 7.0% of the aggregate gross exercise price of the warrants. In addition, the Company has agreed to issue to the Placement Agent or its designees, upon any exercise for cash of any warrants issued hereby, warrants to purchase such number of shares of common stock equal to 3.0% of the aggregate number of such shares of common stock underlying any exercised warrants.

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

The following table sets forth the weighted average number of shares of common stock excluded from the calculation of diluted net loss per share, because including them would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Options to purchase common stock	1,537,641	1,504,062	1,571,706	1,438,231
Restricted stock units	349,889	—	193,882	—
Warrants to purchase common stock	577,972	1,168,864	290,583	1,179,109
	2,465,502	2,672,926	2,056,171	2,617,340

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

As a result of the Company’s cumulative losses, management has concluded that a full valuation allowance against the Company’s net deferred tax assets is appropriate. Therefore, no income tax provision was recorded for the three and six months ended June 30, 2026 and 2025.

NOTE 12: COMMITMENTS AND CONTINGENCIES

Litigation and Contingencies

On April 3, 2025, Intas Pharmaceuticals Ltd. (Intas) filed a Petition for Post Grant Review (PGR) with the U.S. Patent and Trademark Office’s (USPTO) Patent Trial and Appeal Board (PTAB) (the 391 PGR Petition) seeking to invalidate one of the Company’s issued patents (U.S. Patent No. 12,071,391) titled “Methods for Making and Using Endoxifen” on the alleged grounds of anticipation, obviousness, lack of written description, and lack of enablement.

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

On April 13, 2026, the Company entered into a settlement agreement with Intas and Jina Pharmaceuticals, Inc. (the Agreement), which fully resolved the 391 PGR Petition and 151 IPR Petition. Pursuant to the Agreement, the parties subsequently terminated their respective PTAB proceedings as identified in the Agreement. Upon termination by the PTAB of the proceedings, the Company’s two issued patents titled, “Methods for Making and Using Endoxifen” (U.S. Patents Nos. 11,261,151 and 12,071,391), that are subject to such proceedings, remain issued and fully enforceable against other third parties.

The Agreement also includes mutual covenants pursuant to which the parties have agreed not to challenge, directly or indirectly, specified Endoxifen-related patents and patent applications owned or controlled by the other parties, subject to limited exceptions set forth in the Agreement. In addition, the Agreement preserves the Company’s ability to continue developing and commercializing Z-endoxifen base in the Company’s principal areas of focus of oncology, endocrine dysfunction disorders and muscular dystrophy-related diseases. The Agreement also establishes agreed allocations between the parties with respect to certain other Endoxifen-related fields and formulations.

From time to time, the Company is subject to other legal proceedings and claims that arise in the ordinary course of its business. The Company believes that these matters do not have a material effect, individually or in the aggregate, on its financial position, results of operations or cash flows.

Contractual Obligations

Contractual obligations represent the Company's future cash commitments and liabilities under agreements with third party clinical trial service providers. Apart from contracts with one third-party clinical trial service provider, such agreements are cancellable upon written notice by the Company. The non-cancellable contracts expire upon completion of the clinical trial and release of the final report, or the contracts may be terminated by the clinical trial service provider, by the FDA or another governmental agency. As of June 30, 2026, the Company's estimated non-cancellable commitment for clinical trial enrollment costs was $4.3 million.

NOTE 13: STOCK BASED COMPENSATION

On May 15, 2020, the stockholders of the Company approved the 2020 Stock Incentive Plan (the 2020 Plan) to provide for the grants of equity-based awards to employees, officers, non-employee directors and other key persons providing services to the Company. No awards may be granted under the 2020 Plan after June 27, 2034. An aggregate of 2,000,000 shares of common stock is reserved for issuance in connection with awards granted under the 2020 Plan. As of June 30, 2026, 325,980 shares were available for future grants under the 2020 Plan.

The Company recognized stock-based compensation expense in the Condensed Consolidated Statements of Operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Research and development	$273	$157	$498	$288
General and administrative	542	639	1,039	1,071
Total stock-based compensation expense	$815	$796	$1,537	$1,359

The following table shows a summary of all RSU activity for the six months ended June 30, 2026:

Number of Underlying Shares
Outstanding as of January 1, 2026	—
Granted	380,683
Cancelled	—
Vested	—
Outstanding as of June 30, 2026	380,683

As of June 30, 2026, the unrecognized stock-based compensation expense associated with unvested RSUs was $1.7 million. The RSUs typically vest over a one to three year period and carry a ten year term.

The following table shows a summary of all stock option activity for the six months ended June 30, 2026:

	Number of Underlying Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Contractual Life Remaining in Years	Aggregate Intrinsic Value
Outstanding as of January 1, 2026	1,565,272	$21.86
Granted	63,334	9.05
Forfeited	(90,535)	22.22
Exercised	—	—
Expired	(890)	710.10
Outstanding as of June 30, 2026	1,537,181	$20.92	5.86	$—
Exercisable as of June 30, 2026	1,347,599	$22.01	5.40	$—
Vested and expected to vest	1,537,181	$20.92	5.86	$—

As of June 30, 2026, there were 189,582 unvested stock options outstanding, and the unrecognized stock-based compensation expense associated with unvested stock options was $1.7 million. The associated stock-based compensation expense is expected to be recognized over a weighted-average period of 1.80 years.

NOTE 14: DEFINED CONTRIBUTION PLAN

The Company has a defined contribution plan to which employees of the Company may defer contributions for income tax purposes. Participants are eligible to receive employer matching contributions of up to 6% of deferrals. Employees may also be eligible for a discretionary match over 6%. Employer matching contributions under the defined contribution plan were $50 thousand and $103 thousand for the three and six months ended June 30, 2026, respectively, and $63 thousand and $138 thousand for the same periods in 2025, respectively.

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

The CODM is Steven C. Quay, M.D., Ph.D. Chairman, President and Chief Executive Officer. The CODM utilizes Net Loss from the Condensed Consolidated Statement of Operations for the measure of segment profit or loss.

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
•
our ability to receive orphan-drug exclusivity for (Z)-endoxifen for MAS;
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

As of February 2, 2026, we have been granted seven U.S. and 16 international patents covering our proprietary (Z)-endoxifen, and we have numerous applications pending in the U.S. and in other major countries. We expect to have patent protection covering our proprietary (Z)-endoxifen in our principal areas of focus of oncology, endocrine dysfunction disorders and muscular dystrophy-related diseases through at least November 17, 2038. There have been no material changes to our patent portfolio in the three and six months ended June 30, 2026.

Our business strategy is to advance our programs through clinical studies, including with potential partners, and opportunistically add programs in areas of high unmet medical need through acquisition, minority investment, collaboration or internal development.

(Z)-endoxifen. (Z)-endoxifen is the most active metabolite of Tamoxifen, an FDA approved drug to treat and prevent breast cancer in high-risk women, and it is substantially more potent as an estrogen receptor antagonist than Tamoxifen and other approved SERMs. Unlike Tamoxifen, which requires metabolic activation through CYP2D6 and other liver enzymes, (Z)-endoxifen does not require first-pass metabolism to achieve therapeutic concentrations. As a result, its activity is not dependent on patient-specific metabolic variability.

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

In an ongoing neoadjuvant clinical study, (Z)-endoxifen has demonstrated early signs of anti-tumor activity. Reported results include one pathological complete response and multiple responses, as well as substantial reductions in Ki-67 proliferation across dose levels. Suppression of Ki-67 during short-term endocrine treatment has been associated with endocrine responsiveness and with more favorable long-term prognosis in ER-positive breast cancer. Meaningful reductions in MRI-assessed functional tumor volume were observed, providing additional evidence of antitumor activity during therapy.

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

The study was conducted in Stockholm, Sweden and enrolled 240 participants who were randomized to receive daily oral dosing for six months of either placebo, 1 mg of (Z)-endoxifen, or 2 mg of (Z)-endoxifen. The primary endpoint was dose-response reduction in MBD. Secondary endpoints included safety and tolerability, and an exploratory endpoint assessed durability of MBD changes over 24 months. The study was fully enrolled in November 2023 and concluded in June 2024 with database lock in September 2024. The follow up 24-month mammographic record review of participants was concluded as of March 31, 2026, and top-line durability data is expected to be received before the end of the third quarter of 2026.

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

We expect to report top-line durability data from the Karisma-(Z)-endoxifen study in the third quarter of 2026. Further development will depend on regulatory guidance, study outcomes, and available resources.

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

Based on these findings, the study was expanded to a 40 mg daily dose of (Z)-endoxifen in premenopausal and postmenopausal patients, targeting enhanced ERα antagonism and PKCβ1 inhibition, with combination therapy. For the expanded arms of this study, (Z)-endoxifen is being used in combination with two FDA approved drugs: 1) abemaciclib (VERZENIO®), a cyclin-dependent kinase (CDK) 4/6 inhibitor marketed by Eli Lilly and Company, and 2) elagolix (ORILISSA®), a prescription medicine used to treat moderate to severe pain associated with endometriosis marketed by AbbVie, Inc. More specifically, (Z)-endoxifen is being used in combination with abemaciclib in postmenopausal patients and in combination with elagolix for premenopausal patients where ovarian function suppression (OFS) treatment is required. Enrollment for all arms of this expanded study using (Z)-endoxifen as a combination therapy is complete, and we expect to begin receiving data throughout the second half of 2026.

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

Enrollment in this study is ongoing, and a substantial proportion of patients have elected to continue active surveillance following initial treatment and imaging assessment. These early observations support the potential of the therapy and assessment to reduce the risk of over treatment in selected DCIS patients while maintaining oncologic safety.

Future efforts within RECAST are expected to focus on integrating advanced imaging modalities with molecular and transcriptomic biomarkers to help better predict progression risk, refine patient selection, and evaluate long-term outcomes, including invasive recurrence rates, durability of active surveillance, patient experience, and quality of life.

EVANGELINE: EVANGELINE is a Phase 2 study evaluating (Z)-endoxifen plus OFS as a neoadjuvant therapy in premenopausal women with ER+/HER2- breast cancer.

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

The EVANGELINE study utilizes a Simon two-stage design to assess whether the regimen meets or exceeds a predefined Ki-67 response threshold of 65%. Secondary endpoints include safety and tolerability, residual cancer burden, preoperative endocrine prognostic index score, and MRI-based tumor response. Enrollment in this study was complete as of June 30, 2026.

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

Duchenne muscular dystrophy: DMD is a serious, progressive neuromuscular disease that primarily affects boys, leading to loss of muscle function, loss of ambulation, and life-threatening heart and respiratory complications. We believe that (Z)-endoxifen’s direct estrogen-receptor modulation, protein kinase C inhibition, and effects on key signaling pathways could be relevant in addressing various pathologies associated with DMD, including inflammation, fibrosis, and cardiomyopathy. Through its potential ability to upregulate utrophin, (Z)-endoxifen may help stabilize muscle health, including muscle growth, repair, and fibrosis. FDA engagement commenced in Q4 2025 and is ongoing.

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

Symptomatic women carriers of DMD: (Z)-endoxifen has also shown potential relevance in symptomatic female Duchenne and Becker muscular dystrophy carriers, an under-recognized population in which a subset may experience skeletal-muscle symptoms or develop dilated cardiomyopathy in adult life. The work done in 2025, including our manuscript entitled, “(Z)-Endoxifen as a Modulator of Utrophin Pathways in Duchenne Muscular Dystrophy,” will continue to inform our hypotheses and potential clinical trial protocols in the remainder of 2026. Additionally, we believe this condition meets the requirements of and could qualify for Orphan Drug designation, and we intend to pursue this designation.

McCune-Albright Syndrome: MAS is a rare, non-inherited genetic disorder caused by a postzygotic activating mutation in GNAS, resulting in abnormal hormone signaling in affected tissues and involving bone, skin, and the endocrine system, with symptoms typically appearing in early childhood. In young girls (as early as 2 years old), early onset puberty can occur (Precocious Puberty) which can have a very significant effect on quality of life and limit growth. Because estrogen signaling contributes to peripheral precocious puberty in girls with MAS, we are evaluating whether (Z)-endoxifen could reduce estrogen-mediated manifestations, including recurrent vaginal bleeding, accelerated skeletal maturation and compromised adult height.

In May 2026, we received an additional FDA Rare Pediatric Disease designation for (Z)-endoxifen for the treatment of MAS. Additionally, given the relatively small size of this impacted population, we expect to seek Orphan Drug designation for MAS in the second half of 2026. Similarly with the potential PRV for DMD, we believe a potential PRV for MAS could provide us with several potential strategic benefits including meaningful, non-dilutive value opportunities, either through use in another program or monetization through sale to third parties.

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

There have been no material changes to our critical accounting estimates during the three and six months ended June 30, 2026 from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on March 25, 2026.

Results of Operations

Comparison of Three and Six Months Ended June 30, 2026 and 2025

Revenue and Cost of Revenue. For the three and six months ended June 30, 2026 and 2025, we had no source of revenue and no associated cost of revenue.

Operating Expenses. Total operating expenses were $8.7 million and $18.6 million for the three and six months ended June 30, 2026, respectively, which was a decrease of $0.3 million and an increase of $2.1 million from total operating expenses for the three and six months ended June 30, 2025 of $9.0 million and $16.5 million, respectively. Factors contributing to the changes in operating expenses during the three and six months ended June 30, 2026 are explained below.

Research & Development (R&D) Expenses. The following table provides a breakdown of major categories within R&D expenses for the three and six months ended June 30, 2026 and 2025, together with the dollar change and percentage change in those categories (dollars in thousands):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2026	2025	Increase (Decrease)	% Increase (Decrease)	2026	2025	Increase (Decrease)	% Increase (Decrease)
Research and Development Expense
Clinical and non-clinical trials	$3,525	$4,089	$(564)	(14)%	$7,243	$6,836	$407	6%
Compensation	954	856	98	11%	1,888	1,736	152	9%
Professional fees and other	418	557	(139)	(25)%	545	1,087	(542)	(50)%
Research and Development Expense Total	$4,897	$5,502	$(605)	(11)%	$9,676	$9,659	$17	0%

As (Z)-endoxifen is our only product candidate for which we currently incur R&D expenses, we have not further disaggregated R&D expenses by product candidate:

•
Clinical and non-clinical trial expenses decreased $0.6 million for the three months ended June 30, 2026, compared to the three months ended June 30, 2025, primarily due to a decrease of $1.0 million in spend on preclinical trials that concluded in the prior period, partially offset by an increase in expense due to higher enrollment in clinical trials of $0.2 million and an increase in drug development costs of $0.3 million in the current period. Clinical and non-clinical trial expenses increased $0.4 million for the six months ended June 30, 2026, compared to the six months ended June 30, 2025, due to an increase in expense related to clinical trial enrollments of $1.5 million and an increase in drug development costs of $0.7 million, partially offset by a $1.8 million decrease in expenses related to preclinical work completed in 2025.
•
The increase in R&D compensation expenses of $0.1 million and $0.2 million for the three and six months ended June 30, 2026, respectively, compared to the three and six months ended June 30, 2025, was due primarily to increases in non-cash stock-based compensation expense of $0.1 million.
•
The decrease in R&D professional fees and other of $0.1 million and $0.5 million for the three and six months ended June 30, 2026, respectively, compared to the three and six months ended June 30, 2025, was primarily attributable to a decrease in regulatory consulting fees in the 2026 periods related to our (Z)-endoxifen program as compared to the same periods in the prior year.

General and Administrative (G&A) Expenses. The following table provides a breakdown of major categories within G&A expenses for the three and six months ended June 30, 2026 and 2025, together with the dollar change and percentage change in those categories (dollars in thousands):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2026	2025	Increase (Decrease)	% Increase (Decrease)	2026	2025	Increase (Decrease)	% Increase (Decrease)
General and Administrative Expense
Compensation	$1,248	$1,564	$(316)	(20)%	$2,559	$3,026	$(467)	(15)%
Professional fees and other	2,549	1,974	575	29%	6,329	3,769	2,560	68%
General and Administrative Expense Total	$3,797	$3,538	$259	7%	$8,888	$6,795	$2,093	31%

•
The decrease in G&A compensation expenses of $0.3 million and $0.5 million for the three and six months ended June 30, 2026, respectively, compared to the three and six months ended June 30, 2025, was due primarily to a decrease in headcount in the current year periods compared to the same periods in the prior year.
•
The increase in G&A professional fees and other of $0.6 million and $2.6 million for the three and six months ended June 30, 2026, respectively, compared to the three and six months ended June 30, 2025, was due primarily to higher legal fees of $0.7 million and $2.5 million, for the three and six months ended June 30, 2026, respectively, related to our patent litigation matters, which have now been settled, as well as fees associated with management of our intellectual property portfolio and legal costs related to our SEC compliance and other stock administration matters incurred during the current year periods.

Interest Income. Interest income was $0.2 million and $0.5 million for the three and six months ended June 30, 2026, respectively, and decreased $0.4 million and $0.8 million compared to the three and six months ended June 30, 2025, respectively. The decrease was due primarily to lower average cash balances invested in our money market account during the current year periods relative to the same periods in the prior year.

Income Taxes. We did not record an income tax expense or benefit for the three and six months ended June 30, 2026 and 2025. We have incurred net losses since inception. Additionally, due to uncertainty regarding utilization of our net operating loss carryforwards and our history of losses, we maintain a full valuation allowance against our net deferred tax assets due to uncertainty regarding future taxable income.

Liquidity and Capital Resources

June 2026 Registered Direct Offering

On June 10, 2026, we entered into a securities purchase agreement (the Purchase Agreement) with institutional investors, which provided for the issuance and sale by the Company, in a registered direct offering (the Offering), of (i) 1,363,637 shares (the Shares) of the Company’s common stock and (ii) Series A warrants to purchase up to 1,363,637 shares of common stock and short-term Series B warrants to purchase up to 1,363,637 shares of common stock (such warrants, collectively, the Series Warrants). Each Share was offered and sold together with the Series Warrants at a combined offering price of $3.30 per Share and Series Warrants. The Series Warrants are subject to certain ownership limitations and have an exercise price of $4.40 per share, exercisable six months following the date of issuance. The Series A warrants will expire on the five and one-half year anniversary of the date of issuance. The short-term Series B warrants will expire on the two year anniversary of the date of issuance. We received net proceeds from the offering of $4.0 million after deducting placement agent fees and other offering expenses of $0.5 million.

2026 At-the-Market Offering

On February 20, 2026, we entered into an At-the-Market Offering Agreement (ATM), dated February 20, 2026 (the Agreement), with Rodman & Renshaw LLC (the Sales Agent). Pursuant to the Sales Agreement, we may offer, from time to time, to sell, in an "at-the-market offering," shares of our common stock up to an aggregate offering price of up to $50.0 million. For the three months ended June 30, 2026, we received net proceeds of $21 thousand and we issued 4,300 shares of common stock under the ATM.

Cash Flows

The following table shows a summary of our cash flows for the periods indicated (in thousands):

	For the Six Months Ended June 30,
	2026	2025
	(unaudited)
Net cash used in operating activities	$(19,225)	$(13,218)
Net cash used in investing activities	—	(9)
Net cash provided by financing activities	4,020	—
Net decrease in cash, cash equivalents and restricted cash	$(15,205)	$(13,227)

We have incurred net losses and negative operating cash flows since inception. For the six months ended June 30, 2026, we recorded a net loss of $18.1 million and used $19.2 million of cash and cash equivalents in operating activities. As of June 30, 2026, we had $26.1 million in cash and cash equivalents and working capital of $25.6 million. We have not yet established an ongoing source of revenue sufficient to cover our operating costs and allow us to continue as a going concern. Our ability to continue as a going concern is dependent on obtaining adequate capital to fund operating losses until we become profitable. We plan to obtain additional capital resources by selling our equity securities as well as short-term borrowing from banks, stockholders or other related parties, if needed. However, we cannot assure you that we will be successful in accomplishing any of these plans and, if we are unable to obtain adequate capital, we could be forced to cease operations or substantially curtail our activities. We do not anticipate any revenue until our pharmaceutical programs are developed, including receipt of all necessary regulatory approvals, and we successfully commercialize these programs. These conditions raise substantial doubt as to our ability to continue as a going concern. As of the date of filing this Quarterly Report, we expect our existing resources will likely be insufficient to fund our planned operations for the next twelve months, and additional capital resources will be needed to fund operations longer-term.

Net Cash Flows from Operating Activities. During the six months ended June 30, 2026, compared to the same period in 2025, net cash used in operating activities increased $6.0 million due primarily to the following:

•
an increase of $1.5 million in cash used for clinical trials and pre-clinical activities, as well as investment in drug development, process validation, and stability costs;
•
an increase of $4.2 million in cash used related primarily to professional fees related to our settled patent litigation matters, as well as higher legal fees for intellectual property matters, SEC registrations and filings, and accounting fees, partially offset by decreases in investor relations fees and regulatory consulting fees;
•
a decrease of $0.5 million in net cash paid to employees due to fewer employees in the current year period, partially offset by employee severance payments. There were no severance related payments made during the same period in 2025; and
•
a decrease in interest income of $0.8 million resulting from lower interest income due to lower average amounts invested in our money market account during the current period when compared to the same period in the prior year.

Net Cash Flows from Investing Activities. Our investment activity, including investments in capital equipment and other types of assets, were not material for the six months ended June 30, 2026 and 2025.

Net Cash Flows from Financing Activities. During the six months ended June 30, 2026, we received net proceeds of $4.0 million related to our registered direct offering and $21 thousand for the sale of 4,300 shares of common stock under our ATM. There were no financing activities during the same period in the prior year.

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

Contractual Obligations

Our contractual obligations represent our future cash commitments and liabilities under agreements with third-party clinical trial service providers. Apart from contracts with one third-party clinical trial service provider, such agreements are cancellable upon written notice by us. The non-cancellable contracts expire upon completion of the clinical trial and release of the final report, or the contract may be terminated by the clinical trial service provider, by the FDA or another governmental agency. As of June 30, 2026, our estimated non-cancellable commitment was $4.3 million, which will be paid over the term of the clinical trials.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2026, pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act).

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports that are filed or furnished under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or furnished under the Exchange Act is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of June 30, 2026, our Principal Executive Officer and Principal Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Summary of Risk Factors

Our business is subject to a number of risks and uncertainties, including risks and uncertainties that may prevent us from achieving our business objectives or may adversely affect our business, clinical and commercialization activities, the manufacturing of our product candidates, intellectual property, third party relationships, competitive environment, product and environmental liabilities, our ability to continue as a going concern and our common stock. Purchasing shares of common stock is an investment in our securities and involves a high degree of risk and uncertainty. You should carefully consider the following information about these risks and uncertainties, together with the other information contained in this Quarterly Report on Form 10-Q for the three and six months ended June 30, 2026, before purchasing our securities. If any of the following risks and uncertainties actually occur, our business, financial condition and results of operations may suffer. In that case, the market price of our common stock could decline, and you may lose part or all of your investment in our Company. These risks and uncertainties are discussed more fully below and include, but are not limited to, risks related to:

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

Since December 2015, our business has primarily focused on the development of novel therapeutics for the treatment of breast cancer and other breast conditions. We have a limited operating history and have incurred net losses each year. Our net losses for the three and six months ended June 30, 2026 were $8.5 million and $18.1 million, respectively. We will continue to incur further losses in connection with costs for development of our programs, including ongoing and additional clinical studies.

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

For the three and six months ended June 30, 2026, we incurred a net loss of $8.5 million and $18.1 million, respectively, and we had an accumulated deficit of $264.6 million since inception. As of the date of filing this Quarterly Report, we expect that our existing resources will likely be insufficient to fund our planned operations for the next 12 months, and additional capital resources will be needed to fund operations longer-term. We have not yet established an ongoing source of revenue sufficient to cover our operating costs and allow us to continue as a going concern. Our ability to continue as a going concern is dependent on obtaining adequate capital to fund operating losses until we become profitable. We plan to obtain additional capital resources by selling our equity securities as well as short-term borrowing from banks, stockholders or other related parties, if needed. However, we cannot assure you that we will be successful in accomplishing any of these plans and, if we are unable to obtain adequate capital on reasonable terms, if at all, we may be unable to develop and commercialize our product offerings or increase our geographic reach, and we could be forced to cease operations or substantially curtail our activities. We do not anticipate any revenue until our pharmaceutical programs are developed, including receipt of all necessary regulatory approvals, and we successfully commercialize these programs. These conditions raise substantial doubt as to our ability to continue as a going concern.

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

The United States has announced tariffs on imports from most countries, including significant tariffs on imports from Canada, Mexico and China, leading to increasing trade and political tensions. In response to tariffs, other countries have implemented retaliatory tariffs on U.S. goods. For example, in early April 2026, the U.S. Administration issued a proclamation under Section 232 of the Trade Expansion Act of 1962 determining that imports of certain pharmaceutical products, including patented pharmaceuticals, associated active pharmaceutical ingredients and related materials could threaten U.S. national security and authorized the imposition of tariffs of up to 100% on covered imports (the Pharmaceutical Tariffs). Imports of certain listed products from specific partner countries, including South Korea and the European Union, may be subject to reduced tariff rates. Certain tariff exemptions or zero-rate treatment may be available for products where all approved indications are designated as orphan, subject to applicable determinations, conditions and implementation guidance. There remains substantial uncertainty as to the implementation and potential impacts of such tariffs, the duration of existing tariffs, tariff levels, and whether additional tariffs or other retaliatory actions may be imposed, modified or suspended. For example, the U.S. Supreme Court ruled in February 2026 that certain tariffs imposed by the U.S. federal government under the International Emergency Economic Powers Act exceeded presidential authority and therefore are invalid. However, tariffs imposed under different statutes (including the Pharmaceutical Tariffs, if implemented) were not directly impacted by the decision and therefore remain in place. These actions and the related rising political tensions could negatively impact global macroeconomic conditions and the stability of global financial markets, which could have a material adverse effect on our business, financial condition and results of operations, including through increased supply chain costs.

We will need to raise substantial additional capital in the future to fund our operations and we may be unable to raise such funds when needed and on acceptable terms.

For the three and six months ended June 30, 2026, we incurred a net loss of $8.5 million and $18.1 million, respectively, and we had an accumulated deficit of $264.6 million since inception. As of June 30, 2026, we had cash and cash equivalents of $26.1 million. Because we have no current sources of revenue, substantial doubt exists about our ability to continue as a going concern and we expect that we will need to raise capital again in the future to continue to fund our operations. When we elect to raise additional funds or when additional funds are required, we may raise such funds through public or private equity offerings, debt financings, corporate collaboration and licensing arrangements or other financing alternatives. These financing arrangements may not be available on acceptable terms, if at all. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may be prevented from developing our pharmaceutical candidates, pursuing acquisitions, and investing in other companies, including as a sponsor or investor in special purpose acquisition companies, licensing, development and commercialization efforts, and our ability to continue our operations, generate revenues, and achieve or sustain profitability may be substantially harmed.

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

If we raise additional funds by selling or issuing equity securities or equity-linked securities, including through our Sales Agreement or through future registered direct offerings, our stockholders will experience dilution and it may have an adverse effect on the price of our common stock. Debt financing, if available, would result in increased fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Any debt financing or additional equity, including securities convertible into or exercisable for equity securities, that we raise may contain terms, such as liquidation, conversion and other preferences, that are not favorable to us or our stockholders. If we raise additional funds through collaboration and licensing arrangements with third parties, it may be necessary for us to relinquish valuable rights to our technologies, future revenue streams or product candidates or to grant licenses on terms that may not be favorable to us. Should the financing we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, our business, operating results, financial condition and prospects could be materially and adversely affected, and we may be unable to continue our operations.

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

Our success is dependent in large part upon our ability to execute our business plan, manufacture our pharmaceutical drugs and attract and retain highly skilled professional personnel. In particular, due to the relatively early stage of our business, our future success is highly dependent on the services of Steven C. Quay, our Chairman, President, Chief Executive Officer and founder, who provides much of the necessary experience to execute our business plan. He currently also serves, in an unpaid capacity, as a Senior Fellow at the Hudson Institute, where he advises on national-security issues relating to the convergence of artificial intelligence and biotechnology. From time to time, he may be considered for, asked to serve in, or accept public-service, governmental, academic, scientific, advisory, policy, or other external roles. If he were to accept any such role, reduce his time commitment to us, resign, take a leave of absence, or become subject to government ethics, recusal, conflict-of-interest, confidentiality, or other service-related requirements, or if speculation regarding any such role were to affect investor perceptions, our operations, financing activities, business-development efforts, clinical programs, investor communications, and the market price of our common stock could be adversely affected.

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

In addition, from time to time we expect to report interim, top-line or "preliminary" data for clinical trials, including for example the results from our Karisma-(Z)-endoxifen study, a Phase 2, randomized, double-blind, placebo-controlled, dose-response study evaluating the effect of low-dose (Z)-endoxifen on MBD in healthy premenopausal women with measurable MBD. Such data are based on a preliminary analysis of then-available efficacy and safety data, and such findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial.

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

We are subject to rigorous and extensive regulation by the FDA in the U.S. and by comparable agencies in other jurisdictions, including the European Medicines Agency (EMA) in the European Union (E.U.), the United Kingdom’s Medicines and Healthcare products Regulatory Agency and the Therapeutic Goods Administration (TGA) in Australia.

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

Based on our evaluation of the ATO's taxpayer alert published in the fourth quarter of 2023, we believe that it is no longer reasonably assured that our full tax position would be sustained under an audit. Accordingly, we recorded a change in estimate that represents our estimate of the amount (inclusive of potential penalties) that no longer meets the reasonably assured threshold. We recorded an estimated accrued current liability of $1.1 million in our Condensed Consolidated Balance Sheets as of both June 30, 2026 and December 31, 2025. We may in the future be required to record additional changes in estimates, which could further increase our expenses and adversely affect our business and results of operations.

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

Our commercial success will depend, in part, on our ability to obtain additional patents and licenses and to protect our existing patent position, both in the U.S. and in other countries, for therapeutics and related technologies, processes, methods, compositions, and other inventions that we believe are patentable, all of which provide limited protection and may not adequately protect our rights or permit us to gain or keep any competitive advantage. As of February 2, 2026, we have been granted seven U.S. and 16 international patents covering our proprietary (Z)-endoxifen, and we have numerous applications pending in the U.S. and in other major countries. We expect to have patent protection covering our proprietary (Z)-endoxifen through at least November 17, 2038. There have been no material changes to our patent portfolio in the three and six months ended June 30, 2026. We continue to evaluate the full range of our technologies and file new patent applications consistent with our evolving business goals.

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

Any litigation proceedings relating to our proprietary technology may result in unsuccessful outcomes for us and, even if such proceedings result in successful outcomes for us, the proceedings may result in substantial costs and distract our management and other employees. For example, on August 18, 2023, Intas Pharmaceuticals Ltd. (Intas) filed a Petition for Post Grant Review with the Patent Trial and Appeal Board (PTAB) of the U.S. Patent and Trademark Office (USPTO), which sought to invalidate all claims related to one of our issued patents (U.S. Patent No. 11,572,334) titled “Methods for Making and Using Endoxifen”, and on January 29, 2025, the PTAB issued a final written decision finding all claims of U.S. Patent No. 11,572,334 were unpatentable. In addition, on April 3, 2025, Intas filed two separate petitions with the PTAB which sought to invalidate two additional patents, and on April 13, 2026, the Company entered into a Settlement Agreement which resolved these additional petitions. For more information regarding our legal proceedings, refer to Note 12 “Commitments and Contingencies” to the Condensed Consolidated Financial Statements.

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

In January 2025, an executive order entitled “Unleashing Prosperity Through Deregulation,” was issued which calls for at least 10 existing regulations to be repealed whenever an executive department or agency publicly proposes for notice and comment or otherwise promulgates a new regulation. Recent developments at the FDA include announcement of a plan to phase out animal testing for monoclonal antibodies and certain other drugs, the proposed rare disease evidence principles (RDEP) program to facilitate approval of drugs to treat rare diseases with very small patient populations with significant unmet medical need and with a known genetic defect that is the major driver of the pathophysiology, and the announcement of a new Commissioner’s National Priority Voucher program for companies supporting certain U.S. national health priorities and interests. FDA leadership has expressed increased willingness, where scientifically appropriate and legally supportable, to consider a single pivotal trial together with confirmatory evidence. To the extent our competitors are selected for this new voucher pilot program, or are otherwise able to participate in any of these initiatives intended to accelerate drug development and application review, and obtain approval faster, our competitive position may be harmed, which could have a material adverse effect on our business. FDA has also increased its scrutiny of foreign drug manufacturing facilities and other contractors based in China, especially with respect to the transfer of biological materials, genetic data, and other sensitive data of American patients to parties located in China. It is unclear how the industry and our clinical programs will be impacted by policies and regulations implemented under the current administration and FDA leadership, or other executive orders.

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

We are unable to predict the extent to which the presidential administration may impose or seek to impose leadership or policy changes at the FDA or changes to rules and policies impacting our business and operations. It is unclear how these executive actions or other potential actions by the federal government will impact the FDA or other regulatory authorities that oversee our business. Government proposals to reduce or eliminate budgetary deficits may include reduced allocations to the FDA and other related government agencies. These budgetary pressures may reduce the FDA’s ability to perform its responsibilities, which could result in delays in our clinical trial timelines. A significant reduction in the FDA’s workforce or budget or a government shutdown could significantly impact the ability of the FDA to timely review and process our regulatory submissions or take other actions critical to the development or approval of our product candidates, which could have a material adverse effect on our business.

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

None.

Issuer Purchases of Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(c) Trading Plans

During the three months ended June 30, 2026, no director or Section 16 officer adopted, modified, or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

ITEM 6. EXHIBITS

EXHIBIT INDEX

Incorporated by Reference Herein or Filed or Furnished Herewith
Exhibit No.	Description	Form	Date

4.1	Form of Common Warrant	Current Report on Form 8-K, as Exhibit 4.1	June 11,2026
10.1	Form of Securities Purchase Agreement	Current Report on Form 8-K, as Exhibit 10.1	June 11,2026
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith

32.1(1)	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act	Furnished herewith

32.2(1)	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act	Furnished herewith

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document With Embedded Linkbase Documents

104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

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

Date: August 7, 2026

/s/Steven C. Quay
Chairman, President and Chief Executive Officer (On behalf of the registrant)

/s/Mark J. Daniel
Chief Financial Officer (as Principal Financial and Accounting Officer)