Form 10-Q
period 2026-09-30
ATOSSA THERAPEUTICS, INC.
filed 2026-11-10
CIK 1488039

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of November 2, 2026, the registrant had 9,979,298 shares of common stock, $0.18 par value per share, outstanding.

ATOSSA THERAPEUTICS, INC.
QUARTERLY REPORT

FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

ATOSSA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share and per share data)

(Unaudited)

	September 30, 2026	December 31, 2025
Assets
Current assets
Cash and cash equivalents	$20,574	$41,299
Restricted cash	110	110
Prepaid materials	3,014	3,081
Prepaid expenses and other current assets	1,483	1,128
Total current assets	25,181	45,618
Other assets	1,267	1,990
Total assets	$26,448	$47,608
Liabilities and stockholders' equity
Current liabilities
Accounts payable	$1,501	$4,293
Accrued expenses	1,296	1,307
Payroll liabilities	1,167	1,558
Other current liabilities	745	1,097
Total current liabilities	4,709	8,255
Total liabilities	4,709	8,255
Commitments and contingencies (Note 12)	—	—
Stockholders' equity
Convertible preferred stock - $0.001 par value; 10,000,000 shares authorized; 577 shares issued and outstanding as of September 30, 2026 and December 31, 2025.	—	—
Common stock - $0.18 par value; 350,000,000 shares authorized; 9,979,298 and 8,611,361 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	1,796	1,550
Additional paid-in capital	291,698	285,840
Treasury stock, at cost; 88,003 shares of common stock at September 30, 2026 and December 31, 2025	(1,475)	(1,475)
Accumulated deficit	(270,280)	(246,562)
Total stockholders' equity	21,739	39,353
Total liabilities and stockholders' equity	$26,448	$47,608

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ATOSSA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except share and per share data)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Operating expenses
Research and development	$3,378	$5,370	$13,054	$15,029
General and administrative	2,521	3,881	11,409	10,676
Total operating expenses	5,899	9,251	24,463	25,705
Operating loss	(5,899)	(9,251)	(24,463)	(25,705)
Interest income	209	570	745	1,935
Other income (expense), net	52	(11)	—	(63)
Loss before income taxes	(5,638)	(8,692)	(23,718)	(23,833)
Income tax benefit	—	—	—	—
Net loss	(5,638)	(8,692)	(23,718)	(23,833)
Net loss per share of common stock - basic and diluted	$(0.56)	$(1.01)	$(2.58)	$(2.76)
Weighted average shares outstanding used to compute net loss per share - basic and diluted	9,990,226	8,622,289	9,178,686	8,622,289

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ATOSSA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(amounts in thousands, except share data)

(Unaudited)

								Total
	Convertible Preferred Stock		Common Stock		Additional	Treasury Stock	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Paid-in Capital	Amount	Deficit	Equity
Balance at December 31, 2024	582	$—	8,611,266	$1,550	$283,194	$(1,475)	$(211,792)	$71,477
Stock-based compensation	—	—	—	—	563	—	—	563
Net loss	—	—	—	—	—	—	(6,718)	(6,718)
Balance at March 31, 2025	582	$—	8,611,266	$1,550	$283,757	$(1,475)	$(218,510)	$65,322
Issuance of common stock upon Series B preferred stock conversion	(5)	—	95	—	—	—	—	—
Stock-based compensation	—	—	—	—	796	—	—	796
Net loss	—	—	—	—	—	—	(8,423)	(8,423)
Balance at June 30, 2025	577	$—	8,611,361	$1,550	$284,553	$(1,475)	$(226,933)	$57,695
Stock-based compensation	—	—	—	—	784	—	—	784
Net loss	—	—	—	—	—	—	(8,692)	(8,692)
Balance at September 30, 2025	577	$—	8,611,361	$1,550	$285,337	$(1,475)	$(235,625)	$49,787

								Total
	Convertible Preferred Stock		Common Stock		Additional	Treasury Stock	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Paid-in Capital	Amount	Deficit	Equity
Balance at December 31, 2025	577	$—	8,611,361	$1,550	$285,840	$(1,475)	$(246,562)	$39,353
Stock-based compensation	—	—	—	—	722	—	—	722
Net loss	—	—	—	—	—	—	(9,589)	(9,589)
Balance at March 31, 2026	577	$—	8,611,361	$1,550	$286,562	$(1,475)	$(256,151)	$30,486
Stock-based compensation	—	—	—	—	815	—	—	815
Issuance of common stock under ATM program, net of issuance costs	—	—	4,300	1	20	—	—	21
Registered direct offering	—	—	1,363,637	245	4,255	—	—	4,500
Issuance costs relating to registered direct offering	—	—	—	—	(501)	—	—	(501)
Net loss	—	—	—	—	—	—	(8,491)	(8,491)
Balance at June 30, 2026	577	$—	9,979,298	$1,796	$291,151	$(1,475)	$(264,642)	$26,830
Stock-based compensation	—	—	—	—	547	—	—	547
Net loss	—	—	—	—	—	—	(5,638)	(5,638)
Balance at September 30, 2026	577	$—	9,979,298	$1,796	$291,698	$(1,475)	$(270,280)	$21,739

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ATOSSA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(Unaudited)

	For the Nine Months Ended September 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(23,718)	$(23,833)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation	2,084	2,143
Depreciation	12	12
Changes in operating assets and liabilities:
Prepaid materials	67	(1,045)
Prepaid expenses and other current assets	(355)	585
Other assets	711	(339)
Accounts payable	(2,792)	2,853
Accrued expenses	(11)	1,070
Payroll liabilities	(391)	(737)
Other current liabilities	(352)	68
Net cash used in operating activities	(24,745)	(19,223)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	—	(16)
Net cash used in investing activities	—	(16)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock and warrants	4,500	—
Offering costs for common stock and warrant issuance	(501)	—
Proceeds from issuance of common stock under the ATM program, net of issuance costs	21	—
Net cash provided by financing activities	4,020	—

NET DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(20,725)	(19,239)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING BALANCE	41,409	71,194
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, ENDING BALANCE	$20,684	$51,955

RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents	$20,574	$51,845
Restricted cash	110	110
Total cash, cash equivalents and restricted cash	$20,684	$51,955

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

NOTE 2: GOING CONCERN

The Company's Condensed Consolidated Financial Statements are prepared under the going concern basis of accounting, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred net losses and negative operating cash flows since inception. For the nine months ended September 30, 2026, the Company recorded a net loss of $23.7 million and used $24.7 million of cash in operating activities. As of September 30, 2026, the Company had $20.6 million in unrestricted cash and cash equivalents and working capital of $20.5 million. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. The accompanying Condensed Consolidated Financial Statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities should the Company be unable to continue as a going concern.

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

In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included and have been prepared on the same basis as the annual consolidated financial statements. Operating results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.

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

Restricted Cash

The Company’s restricted cash balance as of September 30, 2026 and December 31, 2025, consisted entirely of cash pledged as security for the Company’s issued commercial credit cards.

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

NOTE 4: PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following (in thousands):

	As of September 30,	As of December 31,
	2026	2025
Prepaid pre-clinical and clinical trial deposits	$1,221	$410
Prepaid insurance	76	517
Prepaid professional services and other	186	201
Total prepaid expenses and other current assets	$1,483	$1,128

NOTE 5: ACCRUED EXPENSES

Accrued expenses consisted of the following (in thousands):

	As of September 30,	As of December 31,
	2026	2025
Accrued pre-clinical and clinical trial costs	$792	$661
Accrued professional services and other	504	646
Total accrued expenses	$1,296	$1,307

NOTE 6: PAYROLL LIABILITIES

Payroll liabilities consisted of the following (in thousands):

	As of September 30,	As of December 31,
	2026	2025
Accrued bonuses	$831	$680
Accrued vacation	186	213
Accrued payroll and benefits	150	665
Total payroll liabilities	$1,167	$1,558

NOTE 7: RESEARCH AND DEVELOPMENT TAX REBATE LIABILITY

In 2017, the Company formed a wholly owned subsidiary in Australia called Atossa Genetics AUS Pty Ltd. The purpose of this subsidiary is to perform R&D activities, including conducting certain of the Company's clinical trials. Australia offers R&D cash rebates on qualified R&D activities incurred in the country. The Australian R&D tax incentive program is a self-assessment program, and as such, the Australian Taxation Office (ATO) has the right to review the Company’s program and related expenditures for a period of four years following the tax return filing date. If a review were to occur, a qualified program and related expenditures could be disqualified by the ATO with interest and penalties on the cash rebates previously received. Based on the Company's evaluation of the ATO's taxpayer alert in December 2023, the Company believes that it is not reasonably assured that the full tax position would be sustained under audit. Accordingly, a liability of $0.7 million and $1.1 million was included in Other current liabilities in the Condensed Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025, respectively.

NOTE 8: FAIR VALUE OF FINANCIAL INSTRUMENTS

The following tables present the Company’s fair value hierarchy for all its financial assets and liabilities, by major security type, that are measured at fair value on a recurring basis (in thousands):

September 30, 2026	Estimated Fair Value	Level 1	Level 2	Level 3
Assets:
Money market fund	$20,343	$20,343	$—	$—

December 31, 2025	Estimated Fair Value	Level 1	Level 2	Level 3
Assets:
Money market fund	$40,367	$40,367	$—	$—

NOTE 9: STOCKHOLDERS’ EQUITY

Common Stock

On June 27, 2024, the Company's stockholders approved an amendment of the Company's Amended and Restated Certificate of Incorporation to increase the number of authorized shares of the Company's common stock, par value $0.18 per share, from 175,000,000 to 350,000,000.

June 2026 Registered Direct Offering

On June 10, 2026, the Company entered into a securities purchase agreement (the Purchase Agreement) with institutional investors, which provided for the issuance and sale by the Company, in a registered direct offering (the Offering), of (i) 1,363,637 shares (the Shares) of the Company’s common stock and (ii) Series A warrants to purchase up to 1,363,637 shares of common stock and short-term Series B warrants to purchase up to 1,363,637 shares of common stock (such warrants, collectively, the Series Warrants). Each Share was offered and sold together with the Series Warrants at a combined offering price of $3.30 per Share and Series Warrants. The Series Warrants are subject to certain ownership limitations and have an exercise price of $4.40 per share, exercisable six months following the date of issuance. The Series A warrants will expire on the five and one-half year anniversary of the date of issuance. The short-term Series B warrants will expire on the two-year anniversary of the date of issuance. Additionally, 40,909 warrants to purchase shares of common stock were issued to Rodman & Renshaw LLC (the Placement Agent) for services provided under the Offering. Upon cash exercise of the Series Warrants, the Company is required to issue to the Placement Agent, as compensation for services provided under the Offering, up to an additional 81,818 warrants. The Placement Agent’s warrants have an exercise price of $4.125 per share and will expire on the five-year anniversary of the date of issuance.

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

2026 At the Market Offering Facility

On February 20, 2026, the Company entered into an At the Market Offering Agreement, dated February 20, 2026 (the Sales Agreement), with the Placement Agent. Pursuant to the Sales Agreement, the Company may offer, from time to time, to sell, in an "at the market offering," shares of its common stock up to an aggregate offering price of $50.0 million. The Company sold a total of 4,300 shares of common stock and received net proceeds of $21 thousand during the nine months ended September 30, 2026.

Preferred Stock

The Company is authorized to issue a total of 10,000,000 shares of preferred stock, par value $0.001 per share. The Company has designated 750,000 shares of Series A junior participating preferred stock, par value $0.001 per share, 4,000 shares of Series A convertible preferred stock, par value $0.001 per share, 25,000 shares of Series B convertible preferred stock, par value $0.001 per share, and 20,000 shares of Series C convertible preferred stock, par value $0.001 per share, through the filings of certificates of designation with the Delaware Secretary of State. No shares of Series A junior participating preferred stock, Series A convertible preferred stock, or Series C convertible preferred stock were outstanding as of September 30, 2026 and December 31, 2025.

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

During the three and nine months ended September 30, 2026, there were no conversions of Series B convertible preferred stock. During the nine months ended September 30, 2025, certain holders of the Series B convertible preferred stock converted an aggregate of 5 shares of Series B convertible preferred stock into 95 shares of the Company’s common stock. No cash was exchanged in connection with the conversion.

Warrants

On June 10, 2026, the Company issued warrants as described above. As of September 30, 2026, the following warrants to purchase shares of the Company’s common stock were outstanding:

	Outstanding Warrants to Purchase Shares	Exercise Price Per Warrant	Expiration Date
June 2026 warrants (Series A)	1,363,637	$4.400	December 12, 2031
June 2026 warrants (Series B)	1,363,637	$4.400	June 12, 2028
June 2026 warrants (Placement Agent)	40,909	$4.125	June 12, 2031
	2,768,183

There were no warrant exercises during the three and nine months ended September 30, 2026 and 2025. On June 21, 2025, 187,500 warrants granted in December 2020 expired. The following expired in 2025: 300,000 warrants granted in January 2021 expired on July 8, 2025; and 701,667 warrants granted in March 2021 expired on September 22, 2025.

Upon any exercise for cash of any June 2026 Series A warrants or June 2026 Series B warrants, the Company has agreed to pay the Placement Agent a cash fee equivalent to 7.0% of the aggregate gross exercise price of the warrants. In addition, the Company has agreed to issue to the Placement Agent or its designees, upon any exercise for cash of any warrants issued in the Offering, warrants to purchase such number of shares of common stock equal to 3.0% of the aggregate number of such shares of common stock underlying any exercised warrants.

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

The following table sets forth the weighted average number of shares of common stock excluded from the calculation of diluted net loss per share, because including them would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Options to purchase common stock	1,533,000	1,619,953	1,558,662	1,499,470
Restricted stock units	376,062	—	255,276	—
Warrants to purchase common stock	2,768,183	656,123	1,125,525	1,002,865
	4,677,245	2,276,076	2,939,463	2,502,335

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

As a result of the Company’s cumulative losses, management has concluded that a full valuation allowance against the Company’s net deferred tax assets is appropriate. Therefore, no income tax provision was recorded for the three and nine months ended September 30, 2026 and 2025.

NOTE 12: COMMITMENTS AND CONTINGENCIES

Litigation and Contingencies

From time to time, the Company is subject to legal proceedings and claims that arise in the ordinary course of its business. The Company believes that these matters do not have a material effect, individually or in the aggregate, on its financial position, results of operations or cash flows.

Contractual Obligations

Contractual obligations represent the Company's future cash commitments and liabilities under agreements with third party clinical trial service providers. Apart from contracts with one third-party clinical trial service provider, such agreements are cancellable upon written notice by the Company. The non-cancellable contracts expire upon completion of the clinical trial and release of the final report, or the contracts may be terminated by the clinical trial service provider, by the FDA or another governmental agency. As of September 30, 2026, the Company's estimated non-cancellable commitment for clinical trial enrollment costs was $3.6 million.

NOTE 13: STOCK BASED COMPENSATION

On May 15, 2020, the stockholders of the Company approved the 2020 Stock Incentive Plan (the 2020 Plan) to provide for the grants of equity-based awards to employees, officers, non-employee directors and other key persons providing services to the Company. No awards may be granted under the 2020 Plan after June 27, 2034. An aggregate of 2,000,000 shares of common stock is reserved for issuance in connection with awards granted under the 2020 Plan. As of September 30, 2026, 337,000 shares were available for future grants under the 2020 Plan.

The Company recognized stock-based compensation expense in the Condensed Consolidated Statements of Operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Research and development	$156	$161	$655	$449
General and administrative	$391	$623	$1,429	$1,694
Total stock-based compensation expense	$547	$784	$2,084	$2,143

The following table shows a summary of all RSU activity for the nine months ended September 30, 2026:

Number of Underlying Shares
Outstanding as of January 1, 2026	—
Granted	400,683
Cancelled	(24,493)
Vested	—
Outstanding as of September 30, 2026	376,190

As of September 30, 2026, the unrecognized stock-based compensation expense associated with unvested RSUs was $1.4 million. The RSUs typically vest over a one to three year period and carry a ten year term.

The following table shows a summary of all stock option activity for the nine months ended September 30, 2026:

	Number of Underlying Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Contractual Life Remaining in Years	Aggregate Intrinsic Value
Outstanding as of January 1, 2026	1,565,272	$21.86
Granted	63,334	9.05
Forfeited	(97,055)	21.49
Exercised	—	—
Expired	(890)	710.10
Outstanding as of September 30, 2026	1,530,661	$20.96	5.58	$—
Exercisable as of September 30, 2026	1,374,556	$21.84	5.20	$—
Vested and expected to vest	1,530,661	$20.96	5.58	$—

As of September 30, 2026, there were 156,105 unvested stock options outstanding, and the unrecognized stock-based compensation expense associated with unvested stock options was $1.3 million. The associated stock-based compensation expense is expected to be recognized over a weighted-average period of 1.64 years.

NOTE 14: DEFINED CONTRIBUTION PLAN

The Company has a defined contribution plan to which employees of the Company may defer contributions for income tax purposes. Participants are eligible to receive employer matching contributions of up to 6% of deferrals. Employees may also be eligible for a discretionary match over 6%. Employer matching contributions under the defined contribution plan were $45 thousand and $147 thousand for the three and nine months ended September 30, 2026, respectively, and $48 thousand and $186 thousand for the same periods in 2025, respectively.

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

NOTE 16: SUBSEQUENT EVENT

On October 8, 2026, the Company entered into a Stapled Contingent Value Rights Agreement (the CVR Agreement) with VStock Transfer, LLC, as rights agent.

Each Stapled CVR entitles its holder to a pro rata share of any “CVR Payment,” which is an aggregate amount equal to 25% of the net proceeds of the sale or deemed monetization of the first priority review voucher (the “Qualifying Voucher”) awarded on or before December 31, 2036 (the “Outside Date”), which the Company’s Board of Directors may extend, in respect of the approval of a marketing application for (Z)-endoxifen for Duchenne muscular dystrophy or McCune-Albright syndrome, or any other product candidate being developed by the Company or its subsidiaries as of the date of the CVR Agreement. CVR Payments are capped at $50 million and will equal the lesser of 25% of the net proceeds and the unused portion of the cap. To the extent the Company uses the Qualifying Voucher for its own application, or a change of control of the Company occurs while it holds an unsold Qualifying Voucher, such event will be treated as a deemed monetization at a fair market value determined by an independent financial advisor.

In connection with the execution of the CVR Agreement, the Company’s Board of Directors declared a dividend of one stapled contingent value right (each a Stapled CVR) for each share of the Company’s common stock outstanding at the close of business on October 19, 2026 (the Record Date). Each share of the Company’s common stock issued after the Record Date and prior to any detachment of the CVRs or expiration of the CVR Agreement will also carry one Stapled CVR.

The Stapled CVRs will expire on the Outside Date if no Qualifying Voucher has been awarded by then. If the Qualifying Voucher is awarded on or before the Outside Date, the Stapled CVRs will remain outstanding until all CVR Payments in respect of it have been paid and no further payments are or may become payable, or until the $50 million cap has been paid in full.

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
our ability to raise capital;
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
•
whether we can obtain approval from the FDA, and foreign regulatory bodies, to commence clinical trials, including our planned trials for Duchenne muscular dystrophy (DMD) and McCune-Albright Syndrome (MAS), to continue our clinical trials, and to sell, market and distribute our therapeutics under development;
•
our ability to identify and partner with organizations to commercialize any of our products once they are approved for marketing;
•
our ability to successfully initiate and complete clinical trials of our products under development, including our proprietary (Z)-endoxifen;

•
our ability to pursue a DMD indication, MAS indication, and indication for adults with dystrophinopathies such as women carriers of DMD and Becker muscular dystrophy, or other indications for our lead program, (Z)-endoxifen;
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
•
our ability to contract with third-party suppliers, manufacturers and service providers, including clinical contract research organizations, and their ability to perform adequately;
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
•
our ability to receive a PRV from the FDA, our ability to sell any PRV and our expectations around any PRV’s potential future value;
•
the number of outstanding stapled contingent value rights (Stapled CVRs) and our ability to make a payment to Stapled CVR holders, and the expected timing of such payment, if any;
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

Company Overview

We are a clinical-stage biopharmaceutical company developing proprietary innovative medicines in areas of significant unmet medical need in oncology, with a focus on breast cancer and other breast conditions, as well as certain rare diseases. Our lead drug candidate is oral (Z)-endoxifen, a selective estrogen receptor modulator/degrader (SERM/D) currently in Phase 2 clinical development. We are evaluating potential indications for (Z)-endoxifen based on its pharmacologic profile, including its potential for both reducing the risk of and for the treatment of breast cancer, as well as in other therapeutic areas.

As of February 2, 2026, we have been granted seven U.S. and 16 international patents covering our proprietary (Z)-endoxifen, and we have numerous applications pending in the U.S. and in other major countries. We expect to have patent protection covering our proprietary (Z)-endoxifen in our principal areas of focus of oncology, endocrine dysfunction disorders and muscular dystrophy-related diseases through at least November 17, 2038. There have been no material changes to our patent portfolio in the three and nine months ended September 30, 2026.

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

(Z)-Endoxifen is a small-molecule oral agent designed to directly inhibit estrogen receptor signaling; induce estrogen receptor degradation; and promote apoptosis in estrogen receptor positive (ER+) breast cancer cells. Preclinical and clinical data suggest that (Z)-endoxifen may retain activity against clinically relevant ESR1-mutant ER+ breast cancer models associated with aromatase inhibitor resistance. In addition to direct ER antagonism, (Z)-endoxifen may inhibit protein kinase C beta one (PKCβ1), leading to reduced AKT pathway activation and suppression of downstream cell-cycle and survival signals. This is important because AKT signaling is a key pro-growth and pro-survival pathway that can contribute to endocrine resistance. Targeting this pathway may help inhibit tumor proliferation beyond estrogen-receptor blockade alone. We are evaluating (Z)-endoxifen across multiple settings within the ER+/human epidermal growth factor receptor 2 negative (HER2-) breast cancer treatment continuum, including neoadjuvant, adjuvant and breast density reduction indications.

In an ongoing neoadjuvant clinical study, (Z)-endoxifen has demonstrated early signs of anti-tumor activity, as indicated by Ki-67. Ki-67 is a nuclear protein expressed in proliferating cells and is widely used as a marker of cellular proliferation. The Ki-67 proliferation index measures the percentage of tumor cells expressing Ki-67 and provides an indication of tumor proliferative activity. Reported results include one pathological complete response and multiple responses, as well as substantial reductions in the Ki-67 proliferation index across dose levels. Suppression of Ki-67 during short-term endocrine treatment has been associated with endocrine tumor responsiveness and with a more favorable long-term prognosis in ER-positive breast cancer. Meaningful reductions in MRI-assessed functional tumor volume were observed in the clinical study, providing additional evidence of anti-tumor activity during therapy. These early findings do not establish long-term clinical benefit.

We are also supporting multiple collaborative and investigator-sponsored clinical studies evaluating (Z)-endoxifen in additional breast cancer settings. These studies are not fully funded by us and are intended to further characterize clinical activity, optimize endocrine therapy strategies, and inform future regulatory pathways.

Based on its mechanism of action, we are exploring the potential application of (Z)-endoxifen beyond breast cancer, including endocrine resistance driven by ESR1 mutations, as well as applications in other rare disease indications, including DMD, women carriers of DMD, Becker muscular dystrophy, and MAS mediated peripheral precocious puberty (MAS-PPP) in girls. In preclinical models of DMD, (Z)-endoxifen demonstrated muscle-protective, anti-inflammatory, and anti-fibrotic effects. We believe similar efficacy could potentially apply to symptomatic women carriers of DMD and Becker muscular dystrophy. For MAS-PPP, we believe (Z)-endoxifen could potentially be an effective hormone blocker, significantly reducing the effects of early onset puberty in young girls.

We have developed a proprietary manufacturing process for (Z)-endoxifen, including defined processes for the active pharmaceutical ingredient and drug product. The drug product is available in multiple dosage strengths and is supported by qualified suppliers and manufacturing redundancies.

Summary of Leading Oncology Programs

(Z)-Endoxifen is currently being investigated in four Phase 2 trials, including the completed Karisma trial:

Karisma-(Z)-Endoxifen [Completed]: We are developing our proprietary oral (Z)-endoxifen as a potential therapy to help reduce mammographic breast density (MBD); MBD is a recognized risk factor of future breast cancer development. In December 2021, we initiated the Karisma-(Z)-endoxifen study, a Phase 2, randomized, double-blind, placebo-controlled, dose-response study evaluating the effect of low-dose (Z)-endoxifen on MBD in healthy premenopausal women with measurable MBD.

The study was conducted in Stockholm, Sweden and enrolled 240 participants who were randomized to receive daily oral dosing for six months of either placebo, 1 mg of (Z)-endoxifen, or 2 mg of (Z)-endoxifen. The primary endpoint was dose-response reduction in MBD. Secondary endpoints included safety and tolerability, and an exploratory endpoint assessed durability of MBD changes over 24 months. The study was fully enrolled in November 2023 and concluded in June 2024 with database lock in September 2024. The follow up 24-month mammographic record review of participants was concluded as of March 31, 2026, and final durability data was received during the third quarter of 2026. We are presenting this durability data at the San Antonio Breast Cancer Symposium (SABCS) in December 2026.

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

Further development will depend on regulatory guidance and available resources.

I-SPY 2 Endocrine Optimization Pilot (I-SPY) [On-going - 100% enrolled]: (Z)-endoxifen is being evaluated as a neoadjuvant therapy in patients with ER+/HER2- early breast cancer as well as in combination with other partner drugs such as CDK4/6 inhibitors and ovarian function suppression (OFS) medications.

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

Based on these findings, the study was expanded to a 40 mg daily dose of (Z)-endoxifen in premenopausal and postmenopausal patients, targeting enhanced ERα antagonism and PKCβ1 inhibition, with combination therapy. For the expanded arms of this study, (Z)-endoxifen is being used in combination with two FDA approved drugs: 1) abemaciclib (VERZENIO®), a cyclin-dependent kinase (CDK) 4/6 inhibitor marketed by Eli Lilly and Company, and 2) elagolix (ORILISSA®), a prescription medicine used to treat moderate to severe pain associated with endometriosis marketed by AbbVie, Inc. More specifically, (Z)-endoxifen is being used in combination with abemaciclib in postmenopausal patients and in combination with elagolix for premenopausal patients where ovarian function suppression treatment is required. Enrollment for all arms of this expanded study using (Z)-endoxifen as a combination therapy is complete, and select data will be presented at the San Antonio Breast Cancer Symposium (SABCS) in December 2026.

RECAST DCIS (RECAST) [On-going - ~50% enrolled]: We are participating in RECAST, a multicenter platform study evaluating whether short-term endocrine therapy combined with MRI response assessment can identify patients with low-risk ductal carcinoma in situ (DCIS) who may safely avoid surgery and pursue long-term active surveillance.

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

EVANGELINE [On-going - enrollment complete]: EVANGELINE is a Phase 2 study evaluating (Z)-endoxifen plus OFS as a neoadjuvant therapy in premenopausal women with ER+/HER2- breast cancer.

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

The EVANGELINE study utilizes a Simon two-stage design to assess whether the regimen meets or exceeds a predefined Ki-67 response threshold of 65%. Secondary endpoints include safety and tolerability, residual cancer burden, preoperative endocrine prognostic index score, and MRI-based tumor response. Enrollment in this study closed early, prior to reaching the planned enrollment target, on June 30, 2026. Top line data are expected to be received during the second quarter of 2027 upon completion of the 28-week treatment protocol by the final enrollees.

(Z)-Endoxifen in Rare diseases

In addition to the oncology related indications, we believe that (Z)-endoxifen has potentially broader utility as a therapeutic platform in serious and rare diseases, many of which have significant unmet medical needs. The following underscores the growing scientific evidence supporting the potential role of estrogen signaling modulation in muscle preservation and inflammation and highlights the potential versatility of our proprietary molecule beyond oncology.

McCune-Albright Syndrome: MAS is an ultra-rare, non-inherited genetic disorder caused by a postzygotic activating mutation in GNAS, resulting in abnormal hormone signaling in affected tissues and involving bone, skin, and the endocrine system, with symptoms typically appearing in early childhood. In young girls (as early as 2 years old), early onset puberty can occur (Precocious Puberty) which can have a very significant effect on quality of life and limit growth. Because estrogen signaling contributes to peripheral precocious puberty in girls with MAS, we are evaluating whether (Z)-endoxifen could reduce estrogen-mediated manifestations, including accelerated skeletal maturation and compromised adult height, as well as vaginal bleeding.

In May 2026, we received an additional FDA Rare Pediatric Disease designation for (Z)-endoxifen for the treatment of MAS-PPP. As with the potential PRV for DMD, we believe a potential PRV for MAS could provide us with several potential strategic benefits including meaningful, non-dilutive value opportunities, either through use in another program or monetization through sale to third parties.

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

Adults with Dystrophinopathies - Symptomatic women carriers of DMD and Becker muscular dystrophy: (Z)-endoxifen has also shown potential relevance in symptomatic female DMD carriers and Becker muscular dystrophy patients, an under-recognized population in which a subset may experience skeletal-muscle symptoms or develop cardiomyopathy in adult life. The work done in 2025, including our manuscript entitled, “(Z)-Endoxifen as a Modulator of Utrophin Pathways in Duchenne Muscular Dystrophy,” will continue to inform our hypotheses and potential clinical trial protocols in the remainder of 2026. Additionally, we believe this condition meets the requirements of and could qualify for Orphan Drug designation, and we intend to pursue this designation.

Research and Development Phase

We are in the research and development phase and are not currently marketing any products. We do not anticipate generating revenue unless and until we develop and launch our pharmaceutical programs.

Reverse Stock Split

On February 2, 2026, we effected a 1-for-15 reverse stock split of our issued and outstanding common stock (the Reverse Stock Split). As a result of the Reverse Stock Split, each 15 shares of common stock issued and outstanding immediately prior to February 2, 2026 were automatically converted into one new share of common stock.

The Reverse Stock Split did not change the par value of the common stock or the authorized number of shares of common stock. Proportionate adjustments were made (i) in accordance with the terms of our equity plans, to the number of shares subject to outstanding equity awards, the per share exercise price, if any, with respect to those awards and the number of shares of common stock reserved for future issuance under such plans, and (ii) in accordance with the Certificate of Designation of Preferences, Rights and Limitation of the Series B Convertible Preferred Stock (Preferred Stock), to the conversion price of the Preferred Stock and the number of shares of common stock reserved for issuance pursuant to the Preferred Stock. All applicable common stock and per share amounts have been retrospectively restated to reflect the effect of the Reverse Stock Split.

Stapled Contingent Value Rights Agreement

On October 8, 2026, we entered into a Stapled Contingent Value Rights Agreement (the CVR Agreement) with VStock Transfer, LLC, as rights agent.

Each Stapled CVR entitles its holder to a pro rata share of any “CVR Payment,” which is an aggregate amount equal to 25% of the net proceeds of the sale or deemed monetization of the first priority review voucher (the “Qualifying Voucher”) awarded on or before December 31, 2036 (the “Outside Date”), which our Board of Directors may extend, in respect of the approval of a marketing application for (Z)-endoxifen for Duchenne muscular dystrophy or McCune-Albright syndrome, or any other product candidate being developed by us or our subsidiaries as of the date of the CVR Agreement. CVR Payments are capped at $50 million and will equal the lesser of 25% of the net proceeds and the unused portion of the cap. To the extent we use the Qualifying Voucher for our own application, or a change of control of the Company occurs while we hold an unsold Qualifying Voucher, such event will be treated as a deemed monetization at a fair market value determined by an independent financial advisor.

In connection with the execution of the CVR Agreement, our Board of Directors declared a dividend of one stapled contingent value right (each a Stapled CVR) for each share of our common stock outstanding at the close of business on October 19, 2026 (the Record Date). Each share of our common stock issued after the Record Date and prior to any detachment of the Stapled CVRs or the expiration of the CVR Agreement will also carry one Stapled CVR.

The Stapled CVRs will expire on the Outside Date if no Qualifying Voucher has been awarded by then. If the Qualifying Voucher is awarded on or before the Outside Date, the Stapled CVRs will remain outstanding until all CVR Payments in respect of it have been paid and no further payments are or may become payable, or until the $50 million cap has been paid in full.

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

There have been no material changes to our critical accounting estimates during the three and nine months ended September 30, 2026 from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the Securities and Exchange Commission (SEC) on March 25, 2026.

Results of Operations

Comparison of Three and Nine Months Ended September 30, 2026 and 2025

Revenue and Cost of Revenue. For the three and nine months ended September 30, 2026 and 2025, we had no source of revenue and no associated cost of revenue.

Operating Expenses. Total operating expenses were $5.9 million and $24.5 million for the three and nine months ended September 30, 2026, respectively, which represented a decrease of $3.4 million and $1.2 million from total operating expenses for the three and nine months ended September 30, 2025, which were $9.3 million and $25.7 million, respectively. Factors contributing to the changes in operating expenses during the three and nine months ended September 30, 2026, are explained below.

Research & Development (R&D) Expenses. The following table provides a breakdown of major categories within R&D expenses for the three and nine months ended September 30, 2026 and 2025, together with the dollar change and percentage change in those categories (dollars in thousands):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2026	2025	Increase (Decrease)	% Increase (Decrease)	2026	2025	Increase (Decrease)	% Increase (Decrease)
Research and Development Expense
Clinical and non-clinical trials	$2,483	$4,318	$(1,835)	(42)%	$9,726	$11,154	$(1,428)	(13)%
Compensation	741	723	18	2%	2,629	2,459	170	7%
Professional fees and other	154	329	(175)	(53)%	699	1,416	(717)	(51)%
Research and Development Expense Total	$3,378	$5,370	$(1,992)	(37)%	$13,054	$15,029	$(1,975)	(13)%

As (Z)-endoxifen is our only product candidate for which we currently incur R&D expenses, we have not further disaggregated R&D expenses by product candidate:

•
Clinical and non-clinical trial expenses decreased $1.8 million and $1.4 million for the three and nine months ended September 30, 2026, respectively, compared to the three and nine months ended September 30, 2025, due primarily to lower spend related to our ongoing (Z)-endoxifen trials for which enrollment was largely completed during the first nine months of 2026.
•
The increase in R&D compensation expense of $0.2 million for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, was due primarily to increases in non-cash stock-based compensation expense.
•
The decrease in R&D professional fees and other of $0.2 million and $0.7 million for the three and nine months ended September 30, 2026, respectively, compared to the three and nine months ended September 30, 2025, was due primarily to lower regulatory consulting fees related to our (Z)-endoxifen programs during the current year periods.

General and Administrative (G&A) Expenses. The following table provides a breakdown of major categories within G&A expenses for the three and nine months ended September 30, 2026 and 2025, together with the dollar change and percentage change in those categories (dollars in thousands):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2026	2025	Increase (Decrease)	% Increase (Decrease)	2026	2025	Increase (Decrease)	% Increase (Decrease)
General and Administrative Expense
Compensation	$1,119	$1,453	$(334)	(23)%	$3,678	$4,479	$(801)	(18)%
Professional fees and other	1,402	2,428	(1,026)	(42)%	7,731	6,197	1,534	25%
General and Administrative Expense Total	$2,521	$3,881	$(1,360)	(35)%	$11,409	$10,676	$733	7%

•
The decrease in G&A compensation expenses of $0.3 million and $0.8 million for the three and nine months ended September 30, 2026, respectively, compared to the three and nine months ended September 30, 2025, was due primarily to a decrease in headcount in the current year periods compared to the same periods in the prior year.
•
The decrease in G&A professional fees and other of $1.0 million for the three months ended September 30, 2026, compared to the three months ended September 30, 2025, was due primarily to a decrease in legal fees of $0.8 million related to the resolution of patent litigation matters during the first half of 2026. The increase in G&A professional fees and other of $1.5 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, was due primarily to higher spend on patent litigation matters during the first half of 2026, which have now been settled, and to a lesser extent, higher legal fees associated with management of our intellectual property portfolio and general legal costs related to SEC compliance and other stock administration matters incurred during the current year period.

Interest Income. Interest income was $0.2 million and $0.7 million for the three and nine months ended September 30, 2026, respectively, and decreased $0.4 million and $1.2 million compared to the three and nine months ended September 30, 2025, respectively. The decrease was due primarily to lower average cash balances invested in our money market account during the current year periods relative to the same periods in the prior year.

Income Taxes. We did not record an income tax expense or benefit for the three and nine months ended September 30, 2026 and 2025. We have incurred net losses since inception. Additionally, due to uncertainty regarding utilization of our net operating loss carryforwards and our history of losses, we maintain a full valuation allowance against our net deferred tax assets due to uncertainty regarding future taxable income.

Liquidity and Capital Resources

June 2026 Registered Direct Offering

On June 10, 2026, we entered into a securities purchase agreement (the Purchase Agreement) with institutional investors, which provided for the issuance and sale by the Company, in a registered direct offering (the Offering), of (i) 1,363,637 shares (the Shares) of the Company’s common stock and (ii) Series A warrants to purchase up to 1,363,637 shares of common stock and short-term Series B warrants to purchase up to 1,363,637 shares of common stock (such warrants, collectively, the Series Warrants). Each Share was offered and sold together with the Series Warrants at a combined offering price of $3.30 per Share and Series Warrants. The Series Warrants are subject to certain ownership limitations and have an exercise price of $4.40 per share, exercisable six months following the date of issuance. The Series A warrants will expire on the five and one-half year anniversary of the date of issuance. The short-term Series B warrants will expire on the two-year anniversary of the date of issuance. We received net proceeds from the Offering of $4.0 million after deducting placement agent fees and other offering expenses of $0.5 million.

2026 At-the-Market Offering

On February 20, 2026, we entered into an At-the-Market Offering Agreement (ATM), dated February 20, 2026 (the Sales Agreement), with Rodman & Renshaw LLC (the Sales Agent). Pursuant to the Sales Agreement, we may offer, from time to time, to sell, in an "at-the-market offering," shares of our common stock up to an aggregate offering price of up to $50.0 million. For the three months ended September 30, 2026, no proceeds were received and no shares of common stock were issued. For the nine months ended September 30, 2026, we received net proceeds of $21 thousand and we issued 4,300 shares of common stock under the ATM.

Cash Flows

The following table shows a summary of our cash flows for the periods indicated (in thousands):

	For the Nine Months Ended September 30,
	2026	2025
	(unaudited)
Net cash used in operating activities	$(24,745)	$(19,223)
Net cash used in investing activities	—	(16)
Net cash provided by financing activities	4,020	—
Net decrease in cash, cash equivalents and restricted cash	$(20,725)	$(19,239)

We have incurred net losses and negative operating cash flows since inception. For the nine months ended September 30, 2026, we recorded a net loss of $23.7 million and used $24.7 million of cash and cash equivalents in operating activities. As of September 30, 2026, we had $20.6 million in unrestricted cash and cash equivalents and working capital of $20.5 million. We have not yet established an ongoing source of revenue sufficient to cover our operating costs and allow us to continue as a going concern. Our ability to continue as a going concern is dependent on obtaining adequate capital to fund operating losses until we become profitable. We plan to obtain additional capital resources by selling our equity securities as well as short-term borrowing from banks, stockholders or other related parties, if needed. However, we cannot assure you that we will be successful in accomplishing any of these plans and, if we are unable to obtain adequate capital, we could be forced to cease operations or substantially curtail our activities. We do not anticipate any revenue until our pharmaceutical programs are developed, including receipt of all necessary regulatory approvals, and we successfully commercialize these programs. These conditions raise substantial doubt as to our ability to continue as a going concern. As of the date of filing this Quarterly Report, we expect our existing resources will likely be insufficient to fund our planned operations for the next twelve months, and additional capital resources will be needed to fund operations longer-term.

Net Cash Flows from Operating Activities. During the nine months ended September 30, 2026, compared to the same period in 2025, net cash used in operating activities increased $5.5 million due primarily to the following:

•
an increase of $1.8 million in cash used for clinical trials and pre-clinical activities, as well as investment in drug development, process validation, and stability costs;
•
an increase of $3.2 million in cash for professional fees related to our settled patent litigation matters, as well as higher legal fees for intellectual property matters, SEC registrations and filings, and accounting fees, partially offset by decreases in investor relations fees and regulatory consulting fees;
•
a decrease of $0.7 million in net cash paid to employees due to fewer employees in the current year period, partially offset by employee severance payments; and
•
a decrease in interest income of $1.2 million resulting from lower interest income due to lower average amounts invested in our money market account during the current period when compared to the same period in the prior year.

Net Cash Flows from Investing Activities. Our investment activity, including investments in capital equipment and other types of assets, was not material for the nine months ended September 30, 2026 and 2025.

Net Cash Flows from Financing Activities. During the nine months ended September 30, 2026, we received net proceeds of $4.0 million related to our registered direct offering and $21 thousand for the sale of 4,300 shares of common stock under our ATM. There were no financing activities during the same period in the prior year.

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

Contractual Obligations

Our contractual obligations represent our future cash commitments and liabilities under agreements with third-party clinical trial service providers. Apart from contracts with one third-party clinical trial service provider, such agreements are cancellable upon written notice by us. The non-cancellable contracts expire upon completion of the clinical trial and release of the final report, or the contract may be terminated by the clinical trial service provider, by the FDA or another governmental agency. As of September 30, 2026, our estimated non-cancellable commitment was $3.6 million, which will be paid over the term of the clinical trials.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2026, pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act).

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

Based on the evaluation of our disclosure controls and procedures as of September 30, 2026, our Principal Executive Officer and Principal Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are, and from time to time we may become, involved in legal proceedings or be subject to claims arising in the ordinary course of our business. For a discussion of our legal proceedings, refer to Note 12 to the Condensed Consolidated Financial Statements. We are not presently a party to any legal proceedings that in the opinion of our management, if determined adversely to us, would individually or taken together have a material adverse effect on our condensed consolidated results of operations, financial condition or cash flows.

ITEM 1A. RISK FACTORS

Summary of Risk Factors

Our business is subject to a number of risks and uncertainties, including risks and uncertainties that may prevent us from achieving our business objectives or may adversely affect our business, clinical and commercialization activities, the manufacturing of our product candidates, intellectual property, third party relationships, competitive environment, product and environmental liabilities, our ability to continue as a going concern and our common stock. Purchasing shares of common stock is an investment in our securities and involves a high degree of risk and uncertainty. You should carefully consider the following information about these risks and uncertainties, together with the other information contained in this Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2026, before purchasing our securities. If any of the following risks and uncertainties actually occur, our business, financial condition and results of operations may suffer. In that case, the market price of our common stock could decline, and you may lose part or all of your investment in our Company. These risks and uncertainties are discussed more fully below and include, but are not limited to, risks related to:

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
•
We may not enjoy the market exclusivity benefits of our orphan drug designation(s).
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
•
We have never paid cash dividends and we do not anticipate paying cash dividends in the future.
•
Holders of our Stapled CVRs may never receive any payment on the Stapled CVRs, and the Stapled CVRs may expire valueless.
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

Since December 2015, our business has primarily focused on the development of novel therapeutics for the treatment of breast cancer and other breast conditions. We have a limited operating history and have incurred net losses each year. Our net losses for the three and nine months ended September 30, 2026 were $5.6 million and $23.7 million, respectively. We will continue to incur further losses in connection with costs for development of our programs, including ongoing and additional clinical studies.

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

For the three and nine months ended September 30, 2026, we incurred a net loss of $5.6 million and $23.7 million, respectively, and we had an accumulated deficit of $270.3 million since inception. As of the date of filing this Quarterly Report, we expect that our existing resources will likely be insufficient to fund our planned operations for the next 12 months, and additional capital resources will be needed to fund operations longer-term. We have not yet established an ongoing source of revenue sufficient to cover our operating costs and allow us to continue as a going concern. Our ability to continue as a going concern is dependent on obtaining adequate capital to fund operating losses until we become profitable. We plan to obtain additional capital resources by selling our equity securities as well as short-term borrowing from banks, stockholders or other related parties, if needed. However, we cannot assure you that we will be successful in accomplishing any of these plans and, if we are unable to obtain adequate capital on reasonable terms, if at all, we may be unable to develop and commercialize our product offerings or increase our geographic reach, and we could be forced to cease operations or substantially curtail our activities. We do not anticipate any revenue until our pharmaceutical programs are developed, including receipt of all necessary regulatory approvals, and we successfully commercialize these programs. These conditions raise substantial doubt as to our ability to continue as a going concern.

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

The United States has announced tariffs on imports from most countries, including significant tariffs on imports from Canada, Mexico and China, leading to increasing trade and political tensions. In response to tariffs, other countries have implemented retaliatory tariffs on U.S. goods. For example, in early April 2026, the U.S. Administration issued a proclamation under Section 232 of the Trade Expansion Act of 1962 determining that imports of certain pharmaceutical products, including patented pharmaceuticals, associated active pharmaceutical ingredients and related materials could threaten U.S. national security and authorized the imposition of tariffs of up to 100% on covered imports (the Pharmaceutical Tariffs), which took effect on a tiered schedule beginning July 31, 2026. Imports of certain listed products from specific partner countries, including South Korea and the European Union, may be subject to reduced tariff rates. Certain tariff exemptions or zero-rate treatment may be available for products where all approved indications are designated as orphan, subject to applicable determinations, conditions and implementation guidance. There remains substantial uncertainty as to the implementation and potential impacts of such tariffs, the duration of existing tariffs, tariff levels, and whether additional tariffs or other retaliatory actions may be imposed, modified or suspended. For example, the U.S. Supreme Court ruled in February 2026 that certain tariffs imposed by the U.S. federal government under the International Emergency Economic Powers Act exceeded presidential authority and therefore are invalid. However, tariffs imposed under different statutes (including the Pharmaceutical Tariffs were not directly impacted by the decision and therefore remain in place. These actions and the related rising political tensions could negatively impact global macroeconomic conditions and the stability of global financial markets, which could have a material adverse effect on our business, financial condition and results of operations, including through increased supply chain costs.

We will need to raise substantial additional capital in the future to fund our operations and we may be unable to raise such funds when needed and on acceptable terms.

For the three and nine months ended September 30, 2026, we incurred a net loss of $5.6 million and $23.7 million, respectively, and we had an accumulated deficit of $270.3 million since inception. As of September 30, 2026, we had cash and cash equivalents of $20.6 million. Because we have no current sources of revenue, substantial doubt exists about our ability to continue as a going concern and we expect that we will need to raise capital again in the future to continue to fund our operations. When we elect to raise additional funds or when additional funds are required, we may raise such funds through public or private equity offerings, debt financings, corporate collaboration and licensing arrangements or other financing alternatives. These financing arrangements may not be available on acceptable terms, if at all. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may be prevented from developing our pharmaceutical candidates, pursuing acquisitions, and investing in other companies, including as a sponsor or investor in special purpose acquisition companies, licensing, development and commercialization efforts, and our ability to continue our operations, generate revenues, and achieve or sustain profitability may be substantially harmed.

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

Successful development of pharmaceutical products is highly uncertain and obtaining regulatory approval to market drugs is expensive, difficult, and speculative. Compounds that appear promising in research and development may fail to reach later stages of development for several reasons, including, but not limited to:

•
an unacceptable safety profile;
•
lack of efficacy;
•
delay or failure in obtaining necessary U.S. and international regulatory approvals, or the imposition of a partial or full regulatory hold on planned or ongoing clinical trial;
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

Under the Rare Pediatric Disease Priority Review Voucher program, upon the approval of a qualifying NDA for the treatment of a rare pediatric disease, the sponsor of such an application would be eligible for a rare pediatric disease PRV that can be used to obtain priority review for a subsequent BLA or NDA. Currently, a rare pediatric disease PRV may be issued only if the FDA approves the BLA or NDA on or before September 30, 2029. Designation of a drug for a rare pediatric disease does not guarantee that an NDA will meet the eligibility criteria for a rare pediatric disease PRV at the time the application is approved. A rare pediatric disease PRV may only be granted if a designated drug is approved or licensed by September 30, 2029, unless Congress further extends the program. If Congress does not extend this program, we may not meet the deadline for PRVs to be granted for our current programs given the expected timeline of development. Additionally, a rare pediatric disease designation does not lead to faster development or regulatory review of the product or increase the likelihood that it will receive marketing approval. In addition, a rare pediatric disease PRV may be revoked if the product for which it was awarded is not marketed in the U.S. within one year following approval, and a rare pediatric disease PRV may be awarded only for an application for a drug submitted under section 505(b)(1) that contains no active moiety that has previously been approved in another application. Accordingly, if (Z)-endoxifen were first approved for an indication that is not a rare pediatric disease, a subsequent application for DMD or MAS may not be eligible for a PRV. Even if we are awarded a PRV, there can be no assurance that we would be able to sell it or as to the price we would receive.

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

Based on our evaluation of the ATO's taxpayer alert published in the fourth quarter of 2023, we believe that it is no longer reasonably assured that our full tax position would be sustained under an audit. Accordingly, we recorded a change in estimate that represents our estimate of the amount (inclusive of potential penalties) that no longer meets the reasonably assured threshold. We recorded an estimated accrued current liability of $0.7 million and $1.1 million in our Condensed Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025, respectively. We may in the future be required to record additional changes in estimates, which could further increase our expenses and adversely affect our business and results of operations.

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

Our commercial success will depend, in part, on our ability to obtain additional patents and licenses and to protect our existing patent position, both in the U.S. and in other countries, for therapeutics and related technologies, processes, methods, compositions, and other inventions that we believe are patentable, all of which provide limited protection and may not adequately protect our rights or permit us to gain or keep any competitive advantage. As of February 2, 2026, we have been granted seven U.S. and 16 international patents covering our proprietary (Z)-endoxifen, and we have numerous applications pending in the U.S. and in other major countries. We expect to have patent protection covering our proprietary (Z)-endoxifen through at least November 17, 2038. There have been no material changes to our patent portfolio in the three and nine months ended September 30, 2026. We continue to evaluate the full range of our technologies and file new patent applications consistent with our evolving business goals.

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

Any litigation proceedings relating to our proprietary technology may result in unsuccessful outcomes for us and, even if such proceedings result in successful outcomes for us, the proceedings may result in substantial costs and distract our management and other employees. For example, on August 18, 2023, Intas Pharmaceuticals Ltd. (Intas) filed a Petition for Post Grant Review with the Patent Trial and Appeal Board (PTAB) of the U.S. Patent and Trademark Office (USPTO), which sought to invalidate all claims related to one of our issued patents (U.S. Patent No. 11,572,334) titled “Methods for Making and Using Endoxifen”, and on January 29, 2025, the PTAB issued a final written decision finding all claims of U.S. Patent No. 11,572,334 were unpatentable. In addition, on April 3, 2025, Intas filed two separate petitions with the PTAB which sought to invalidate two additional patents, and on April 13, 2026, we entered into a settlement agreement which resolved these additional petitions.

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

Importantly, we may initiate PTAB proceedings regardless of whether we have been accused of infringement or whether we believe it currently infringes any such third-party intellectual property. The decision to challenge third-party intellectual property may be based on a variety of strategic considerations, including the potential impact of the intellectual property on our business, legal developments in relevant technology fields, or competitive dynamics within the industry.

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

As we work to align with the FDA on development paths for combination therapies using (Z)-endoxifen in high-risk breast cancer and in other rare disease indications with significant unmet need, the scope, size, endpoints, or sequencing of required studies may change. Such changes have in the past and could in the future increase costs, extend timelines, or require modifications to our regulatory strategy. There can be no assurance that the FDA will agree with any of our proposed paths, that any expedited program will be available or granted or that we will be able to successfully complete the required studies on a timely basis or at all, which could have a material adverse effect on our business.

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

We have never paid cash dividends and we do not anticipate paying cash dividends in the future.

We have never declared or paid cash dividends on our capital stock . In October 2026, our Board of Directors declared a dividend of one Stapled CVR for each outstanding share of our common stock. However, the Stapled CVRs represent only a contingent right to a portion of the net proceeds, if any, from the monetization of the first PRV that may be awarded to us. The Stapled CVR does not entitle holders to any cash dividend. For more information regarding the Stapled CVR, refer to Note 16 “Subsequent Event” to the Condensed Consolidated Financial Statements. Other than with respect to the Stapled CVRs, we currently intend to retain all of our future earnings, if any, to finance the growth, development, operation and expansion of our business, and we do not anticipate declaring or paying any cash dividends for the foreseeable future. As a result, capital appreciation, if any, of our common stock will be stockholders’ sole source of gain for the foreseeable future.

Holders of our Stapled CVRs may never receive any payment on the Stapled CVRs, and the Stapled CVRs may expire valueless.

On October 8, 2026, our Board of Directors declared a dividend of one Stapled CVR for each share of our common stock outstanding as of October 19, 2026, and each share of common stock issued after that date and prior to any detachment of the Stapled CVRs will also carry one Stapled CVR. The Stapled CVRs entitle holders, in the aggregate, to 25% of the net proceeds of the sale or deemed monetization of the first PRV, if any, awarded to us on or before December 31, 2036 in respect of (Z)-endoxifen for DMD or MAS or another of our current programs, subject to a maximum aggregate payment of $50 million. (Z)-endoxifen has not been approved by the FDA for any indication, we have not submitted a marketing application for (Z)-endoxifen in either indication and no PRV has been awarded to us. We cannot assure you that we will be awarded a PRV at any time. In addition, the rare pediatric disease PRV program is currently scheduled to sunset on September 30, 2029, and the market value of PRVs has varied significantly and past sale prices are not indicative of future prices. The CVR Agreement does not obligate us to conduct any clinical study, to pursue any marketing application or designation or to sell or otherwise monetize any PRV we may receive, and we may exercise our discretion in the interests of the Company and our stockholders generally rather than in the interests of holders of Stapled CVRs. Any payment on the Stapled CVRs is therefore contingent on numerous risks, uncertainties and other factors, or may not occur at all.

If we use a PRV ourselves, we would be required to make a payment based on an independent valuation without having received any cash proceeds. Payments on the Stapled CVRs are subject to limitations under the CVR Agreement and Section 170 of the Delaware General Corporation Law, may be deferred without interest and will terminate if they remain unpaid 24 months after the original payment date. The Stapled CVRs do not confer any voting, dividend or equity rights, may be transferred only together with the underlying shares unless and until detached at the discretion of our Board of Directors and, if detached, may not qualify for listing on any exchange, so that no trading market for them may develop. Because each share of common stock we issue prior to any detachment will carry a Stapled CVR, future issuances of common stock will reduce the amount payable per Stapled CVR. In addition, the U.S. federal income tax treatment of the Stapled CVRs is uncertain, and holders could be treated as having received a taxable distribution of property without a corresponding receipt of cash.

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

None.

Issuer Purchases of Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a) Form 8-K Information

The information set forth below is included for the purpose of providing disclosure under “Item 5.02 - Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers” of Form 8-K.

Effective November 10, 2026, our Board of Directors approved an amendment (the “Amendment”) to the Employment Agreement by and between us and Mark J. Daniel, our Chief Financial Officer (the “Agreement”), to increase the severance period applicable to him under a qualifying termination not in connection with a Change in Control (as defined in the Agreement) from six months to 12 months. Pursuant to the Amendment, if we terminate the employment of Mr. Daniel without Cause or Mr. Daniel terminates his employment for Good Reason, in either event not within 30 days before or 12 months after a Change in Control (with “Cause,” “Good Reason,” and “Change in Control” each as defined in the Agreement), Mr. Daniel will be entitled to receive, in addition to accrued benefits, subject to his execution and non-revocation of a release of claims in favor of us and continued compliance with certain restrictive covenants, (a) payment of 100% of his base salary over 12 months and (b) up to 12 months of COBRA benefits. All other terms of the Agreement remain in effect.

The foregoing summary of the Amendment does not purport to be complete and is qualified in its entirety by reference to the full text of the Amendment, a copy of which is filed hereto as Exhibit 10.1 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

(c) Trading Plans

During the three months ended September 30, 2026, no director or Section 16 officer adopted, modified, or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

ITEM 6. EXHIBITS

EXHIBIT INDEX

Incorporated by Reference Herein or Filed or Furnished Herewith
Exhibit No.	Description	Form	Date
4.1	Stapled Contingent Value Rights Agreement, dated as of October 8, 2026, between Atossa Therapeutics, Inc. and VStock Transfer, LLC, as Rights Agent	Current Report on Form 8-K, as Exhibit 4.1	October 9, 2026

10.1	First Amendment to Employment Agreement by and between the Company and Mark J. Daniel, effective November 10, 2026	Filed herewith

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith

32.1(1)	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act	Furnished herewith

32.2(1)	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act	Furnished herewith

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document With Embedded Linkbase Documents

104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

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

Date: November 10, 2026

/s/Steven C. Quay
Chairman, President and Chief Executive Officer (On behalf of the registrant)

/s/Mark J. Daniel
Chief Financial Officer (as Principal Financial and Accounting Officer)